Form 10-Q
period 2020-03-31
J2 GLOBAL, INC.
filed 2020-05-11
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-25965
J2 GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1053457
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
700 S. Flower Street, 15th Floor
Los Angeles, California 90017
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

As of May 7, 2020, the registrant had 47,713,560 shares of common stock outstanding.

J2 GLOBAL, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2020

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$526,554	$575,615
Accounts receivable, net of allowances of $13,080 and $12,701, respectively	204,783	261,928
Prepaid expenses and other current assets	50,758	49,347
Total current assets	782,095	886,890
Long-term investments	98,020	100,079
Property and equipment, net	136,439	127,817
Operating lease right-of-use assets	115,455	125,822
Trade names, net	134,438	138,029
Customer relationships, net	226,637	238,502
Goodwill	1,637,193	1,633,033
Other purchased intangibles, net	165,581	180,022
Deferred income taxes, noncurrent	58,573	59,976
Other assets	14,462	15,676
TOTAL ASSETS	$3,368,893	$3,505,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$162,656	$238,059
Income taxes payable, current	16,732	17,758
Deferred revenue, current	160,924	162,855
Operating lease liabilities, current	26,715	26,927
Current portion of long-term debt	—	385,532
Other current liabilities	1,654	1,973
Total current liabilities	368,681	833,104
Long-term debt	1,455,446	1,062,929
Deferred revenue, noncurrent	12,225	12,744
Operating lease liabilities, noncurrent	93,687	104,070
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	54,105	52,451
Deferred income taxes, noncurrent	105,257	107,453
Other long-term liabilities	26,736	10,228
TOTAL LIABILITIES	2,127,812	2,194,654
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,113,423 and 47,654,929 shares at March 31, 2020 and December 31, 2019, respectively.	471	476
Additional paid-in capital	462,430	465,652
Retained earnings	832,648	891,526
Accumulated other comprehensive loss	(54,468)	(46,462)
TOTAL STOCKHOLDERS’ EQUITY	1,241,081	1,311,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,368,893	$3,505,846
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019
Total revenues	$332,393	$299,893

Cost of revenues (1)	59,131	51,013
Gross profit	273,262	248,880
Operating expenses:
Sales and marketing (1)	99,438	86,880
Research, development and engineering (1)	15,406	12,984
General and administrative (1)	103,171	98,154
Total operating expenses	218,015	198,018
Income from operations	55,247	50,862
Interest expense, net	20,971	16,019
Loss on investments, net	20,832	13
Other expense, net	6,876	2,202
Income before income taxes and net loss in earnings of equity method investment	6,568	32,628
Income tax expense (benefit)	8,703	(295)
Net loss in earnings of equity method investment	4,269	474
Net (loss) income	$(6,404)	$32,449

Net (loss) income per common share:
Basic	$(0.13)	$0.67
Diluted	$(0.13)	$0.66
Weighted average shares outstanding:
Basic	47,620,774	47,560,749
Diluted	47,620,774	48,509,181

(1) Includes share-based compensation expense as follows:
Cost of revenues	$134	$132
Sales and marketing	398	404
Research, development and engineering	431	358
General and administrative	5,350	4,192
Total	$6,313	$5,086

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(6,404)	$32,449
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(8,714)	491
Change in fair value on available-for-sale investments, net of tax expense of zero and $177 for the three months ended March 31, 2020 and 2019, respectively.	708	560
Other comprehensive (loss) income, net of tax	(8,006)	1,051
Comprehensive (loss) income	$(14,410)	$33,500

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2020	2019
Net (loss) income	$(6,404)	$32,449
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,980	49,209
Amortization of financing costs and discounts	6,997	2,965
Amortization of operating lease assets	4,834	4,796
Share-based compensation	6,313	5,086
Provision for doubtful accounts	2,826	2,888
Deferred income taxes, net	(1,106)	548
Changes in fair value of contingent consideration	(240)	5,003
Foreign currency remeasurement loss	7,801	—
Loss on equity method investments	4,269	628
Loss on equity and debt investments	20,826	—
Decrease (increase) in:
Accounts receivable	52,949	41,926
Prepaid expenses and other current assets	(8,169)	(2,143)
Other assets	2,612	(144)
Increase (decrease) in:
Accounts payable and accrued expenses	(43,374)	(10,422)
Income taxes payable	1,616	(2,333)
Deferred revenue	(686)	(2,352)
Operating lease liabilities	(5,062)	(4,526)
Liability for uncertain tax positions	1,654	(5,464)
Other long-term liabilities	400	(1,260)
Net cash provided by operating activities	102,036	116,854
Cash flows from investing activities:
Purchases of equity method investment	(22,840)	(9,794)
Purchases of equity investments	(843)	—
Purchases of property and equipment	(26,885)	(12,531)
Acquisition of businesses, net of cash received	(18,701)	(59,339)
Proceeds from sale of assets	226	—
Purchases of intangible assets	(19)	—
Net cash used in investing activities	(69,062)	(81,664)
Cash flows from financing activities:
Repurchase of common stock	(62,966)	(1,177)
Exercise of stock options	952	5,259
Dividends paid	—	(21,758)
Deferred payments for acquisitions	(15,503)	(1,395)
Other	(839)	(205)
Net cash used in financing activities	(78,356)	(19,276)
Effect of exchange rate changes on cash and cash equivalents	(3,679)	1,224
Net change in cash and cash equivalents	(49,061)	17,138
Cash and cash equivalents at beginning of period	575,615	209,474
Cash and cash equivalents at end of period	$526,554	$226,612
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2019 and 2020
(unaudited, in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	(loss)	Equity
Balance, January 1, 2019	48,082,800	$481	$354,210	(600,000)	$(42,543)	$769,575	$(45,979)	$1,035,744
Net income	—	—	—	—	—	32,449	—	32,449
Other comprehensive income, net of tax expense of $177	—	—	—	—	—	—	1,051	1,051
Dividends ($0.4450 per share)	—	—	—	—	—	(21,758)	—	(21,758)
Exercise of stock options	155,538	2	5,257	—	—	—	—	5,259
Vested restricted stock	39,077	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(616,400)	(6)	(5,586)	600,000	42,543	(38,128)	—	(1,177)
Share based compensation	—	—	5,051	—	—	35	—	5,086
Balance, March 31, 2019	47,661,015	$477	$358,932	—	$—	$742,173	$(44,928)	$1,056,654

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	(loss)	Equity
Balance, January 1, 2020	47,654,929	$476	$465,652	—	$—	$891,526	$(46,462)	$1,311,192
Net loss	—	—	—	—	—	(6,404)	—	(6,404)
Other comprehensive income, net of tax expense of zero	—	—	—	—	—	—	(8,006)	(8,006)
Exercise of stock options	41,530	—	1,583	—	—	(631)	—	952
Vested restricted stock	177,496	2	(2)	—	—	—	—	—
Repurchase and retirement of common stock	(760,532)	(7)	(11,116)	—	—	(51,843)	—	(62,966)
Share based compensation	—	—	6,313	—	—	—	—	6,313
Balance, March 31, 2020	47,113,423	$471	$462,430	—	$—	$832,648	$(54,468)	$1,241,081

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)
1.Basis of Presentation

J2 Global, Inc., together with its subsidiaries (“J2 Global”, the “Company”, “our”, “us”, or “we”), is a leading provider of internet services. Through our Cloud Services business, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services business includes fax, voice, backup, security, consumer privacy and protection (“CPP”), and email marketing products. Our Digital Media business specializes in the technology, gaming, broadband, business to business (“B2B”), and healthcare markets offering content, tools and services to consumers and businesses.
The accompanying interim condensed consolidated financial statements include the accounts of J2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements although the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in our Annual Report (Form 10-K) filed with the SEC on March 2, 2020. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty.

The Company began to experience modest adverse impacts of the COVID-19 pandemic in the second quarter of 2020 and these adverse impacts are expected to continue in the third quarter of 2020, and possibly longer. Despite the modest adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of assets, (except for equity method investments), or a material change in the estimate of any contingent amounts, recorded in the Company’s condensed consolidated balance sheet as of March 31, 2020. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position or liquidity.

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

Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and the actual results, our condensed consolidated financial statements could be materially affected.

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

OCV qualifies as an investment company under ASC 946 - Financial Services, Investment Companies (“ASC 946”). Under ASC Topic 323, Investments - Equity Method and Joint Ventures, an investor that holds investments that qualify for specialized industry accounting for investment companies in accordance with ASC 946 should record its share of the earnings or losses, realized or unrealized, as reported by its equity method investees in the Condensed Consolidated Statements of Operations.

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

J2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in in the first quarter of 2020.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if J2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. The Company performed a qualitative assessment which determined that one business unit required further consideration and necessitated a quantitative assessment as of March 31, 2020. The qualitative assessment took into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The quantitative assessment did not indicate that the fair value was lower than the business unit’s carrying value, accordingly, no impairment was recorded. J2 Global concluded that there were no impairments in the first quarter of 2020.

In addition, the COVID-19 pandemic could have an adverse impact on the Company’s consolidated financial results in the second quarter of 2020, and possibly longer. As of March 31, 2020, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on the Company’s consolidated financial results may require an impairment charge related to one or more of these assets in a future period.

Contingent Consideration

J2 Global measures the contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 6 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and the amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in its consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

J2 Global reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Changes in the estimated fair value of its contingent earn-out liabilities are reported in operating income. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. J2 Global recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on its consolidated statements of operations.

In addition, on March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted into law and provides for changes to various tax laws that impact businesses. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property.

The CARES Act also appropriated funds for the Small Business Administration (“SBA”) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company did not seek to borrow any funds under the program.

We do not believe these provisions have a significant impact to our current and deferred income tax balances. The Company anticipates it will benefit from the technical correction to tax depreciation related to qualified improvement property and has elected to defer income tax payments and employer side social security payments where eligible. As further guidance is released regarding the CARES Act, we will record adjustments to our tax balances, as necessary.

Share-Based Compensation

J2 Global accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, J2 Global measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, J2 Global may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the historical exercise behavior of its employees.

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2020 presentation.

2. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements. In addition, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842: Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments. The amendments in this ASU further clarify certain aspects of ASU No. 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide transition relief for ASU No. 2016-13 by providing an option to irrevocably elect the fair value option for certain financial assets measured at an amortized cost basis. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This ASU clarifies the effective dates of each related standards update and staggers such dates among filers and other types of entities. Also in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies or addresses certain aspects of Update 2016-13. Specifically, it addresses (1) expected recoveries for purchased financial assets with credit deterioration; (2) transition relief for troubled debt restructuring; (3) disclosures related to accrued interest variables; (4) financial assets secured by collateral maintenance provisions; and (5) a conforming Amendment to Subtopic 805-20. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). This ASU codifies SEC Staff Accounting Bulletin No. 119. Each of the ASUs previously mentioned are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has adopted these ASUs in the first quarter of 2020 using the modified retrospective method and has determined there is an immaterial impact on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, add, and modify certain disclosures. The ASU removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation process for Level 3 fair value measurements; and (4) certain other requirements for nonpublic entities. The ASU adds the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, disclosure of other quantitative information may be more appropriate if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU modifies disclosure requirements in Topic 820 relating to timing of liquidation of an investee’s assets, the disclosure of the date when restrictions from redemption might lapse, the intention of the measurement uncertainty disclosure, and certain other requirements for nonpublic entities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has adopted this ASU in the first quarter of 2020 and has determined there to be an impact on its disclosures (see Note 6 - Fair Value Measurements).

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investment - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the accounting for certain forward contracts and purchased options under Topic 815. This ASU identifies two main areas for improvement: (1) accounting for certain equity securities upon the application or discontinuation of the equity method of accounting and (2) scope considerations for forward contracts and purchased options on certain securities. The amendment states, as it is related to the first area of improvement, that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendment also states, as it is relates to forward contracts and purchased options on certain securities, an entity should consider certain criteria to determine the accounting for those forward contracts and purchased options. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. The amendments in this ASU clarify or address seven areas of improvement: (1) fair value option disclosures; (2) applicability of the portfolio exception in Topic 820 to nonfinancial items; (3) disclosures for depository and lending institutions; (4) cross-reference to line-of-credit or revolving-debt arrangements guidance in Subtopic 470-50; (5) cross-reference to net asset value practical expedient in Subtopic 820-10; (6) interaction of Topic 842 and Topic 326; and (7) interaction of Topic 326 and Subtopic 860-20. This ASU is effective for certain issues upon adoption and others in 2020. The Company has adopted this ASU in the first quarter of 2020 and has determined there is no impact on its financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. LIBOR is expected to phased out by 2021. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended March 31,
Digital Media	2020	2019
Advertising	$115,265	$105,600
Subscription	45,428	40,378
Other	1,998	1,705
Total Digital Media revenues	$162,691	$147,683

Cloud Services
Subscription	$169,748	$151,790
Other	36	455
Total Cloud Services revenues	$169,784	$152,245

Corporate	$1	$1
Elimination of inter-segment revenues	(83)	(36)
Total Revenues	$332,393	$299,893

Timing of revenue recognition
Point in time	$6,497	$6,805
Over time	325,896	293,088
Total	$332,393	$299,893

The Company has recorded $68.5 million and $53.2 million of revenue for the three months ended March 31, 2020 and 2019, respectively, which was previously included in the contract liability balance as of the beginning of each respective year.

As of March 31, 2020, the Company acquired $0.5 million of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

Advertising

•Website reporting by the Company, the customer, or a third-party contains the delivery evidence needed to satisfy the performance obligations within the advertising contract
•Successfully delivered leads are evidenced by either delivery reports from the Company’s internal lead management systems or through e-mail communication and/or other evidence of delivery showing acceptance of leads by the customer
•Commission is evidenced by direct site reporting from the affiliate or via direct confirmation from the customer

Subscription

•Evidence of delivery is contained in the Company’s systems or from correspondence with the customer which tracks when a customer accepts delivery of any assets, digital keys or download links

The Company has concluded revenue is recognized based on delivery of services over the contract period for advertising and on a straight-line basis over the contract period for subscriptions. The Company believes that the methods described are a faithful depiction of the transfer of goods and services.

The Company’s Cloud Services business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based and include fax, voice, backup, security, CPP, and email marketing products where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:

•Faxing capabilities are provided
•Voice services are provided
•Email marketing services are provided
•Consumer privacy services are provided
•Security solutions, including email and endpoint are provided
•Online data backup capabilities are provided

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

In addition, the Company partners with various affiliates in order to generate a portion of its revenue for certain lines of business. The commissions earned by the Company’s affiliates are incentive based and are paid on the acquisition of new customers in a given period. For those customers with amortization periods determined to be greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

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

The Company completed the following acquisitions during the first three months of fiscal 2020, paying the purchase price in cash in each transaction: (a) an asset purchase of EDC Systems Inc. (operating under the name “SRFax”), acquired on February 18, 2020, a Canadian-based provider of fax solutions; and (b) another immaterial acquisition of a digital media business.

The condensed consolidated statement of operations since the date of each acquisition and balance sheet as of March 31, 2020, reflect the results of operations of all 2020 acquisitions. For the three months ended March 31, 2020, these acquisitions contributed $0.8 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $27.0 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$194
Property and equipment	44
Trade names	917
Customer relationships	8,418
Goodwill	16,741
Other intangibles	1,336
Accounts payable and accrued expenses	(94)
Deferred revenue	(533)
Total	$27,023

During the three months ended March 31, 2020, the purchase price accounting has been finalized for immaterial consumer privacy and protection businesses. The initial accounting for all 2020 acquisitions is incomplete and subject to change, which may be significant. J2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the three months ended March 31, 2020, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Voice, Backup, Security and CPP businesses which resulted in a net decrease in goodwill of $2.5 million. In addition, the Company recorded adjustments to the initial working capital due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $14.0 thousand (see Note 7 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the condensed consolidated statement of operations for the three months ended March 31, 2020.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the three months ended March 31, 2020 is $16.7 million, of which $16.7 million is expected to be deductible for income tax purposes.

5.Investments

Investments consist of equity and debt securities.

The Company determined the equity securities that were received as part of the consideration for the sale of Tea Leaves Health, LLC (“Tea Leaves”) in fiscal year 2017 are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known are can be reasonably known. Any changes in the carrying value of the equity securities will be reported in current earnings as loss on investments, net. In addition, the Company determined that the shares of redeemable preferred stock that were also received as part of the consideration for the sale of Tea Leaves are corporate debt securities and are classified as available-for-sale securities.

Furthermore, the COVID-19 pandemic has recently had an adverse impact on the global financial markets. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity and debt securities estimated fair value and, thus, a resulting charge to earnings in a future period.

The following table summarizes the gross unrealized gains and losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Reported Amount
March 31, 2020
Equity securities	$54,145	$(23,769)	$(480)	$29,896
Total	$54,145	$(23,769)	$(480)	$29,896

December 31, 2019
Equity securities	$34,977	$(4,164)	$(3,678)	$27,135
Total	$34,977	$(4,164)	$(3,678)	$27,135

In March 2020, a portion of the Company’s investment in equity securities declined in value primarily due to changes in the investee’s capital structure and overall market volatility. During the three months ended March 31, 2020, the Company recorded a $19.6 million impairment loss on equity securities, which is reflected in loss on investments, net in the condensed consolidated statements of operations.

During the year ended December 31, 2019, the Company recorded a $4.2 million impairment loss related to a portion of its equity securities without a readily determinable fair market value which is reflected in other expense, net in the consolidated statements of operations.

In a non-cash transaction of $18.3 million, the Company exchanged shares of redeemable preferred stock that were previously classified as available-for-sale corporate debt securities for a new series of preferred stock, classified as equity securities. During the three months ended March 31, 2020, the Company recognized a loss on exchange of $4.4 million, which is reflected in loss on investments, net in the condensed consolidated statements of operations.

During three months ended March 31, 2020, the Company purchased preferred stock for $0.8 million and recognized a gain of $3.2 million, which is reflected in loss on investments, net in the condensed consolidated statements of operations.

 The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Corporate debt securities	$511	$122	$—	$633
Total	$511	$122	$—	$633

December 31, 2019
Corporate debt securities	$23,256	$112	$(698)	$22,670
Total	$23,256	$112	$(698)	$22,670

At March 31, 2020, the Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes J2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	March 31, 2020	December 31, 2019
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	633	22,670
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$633	$22,670

Recognition and Measurement of Credit Loss of Debt Securities

The Company adopted ASU 2016-13, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in the first quarter of 2020. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. This ASU also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded though an allowance for credit losses rather than a reduction in amortized cost basis of the securities. These changes will result in earlier recognition of credit losses.

The Company’s available-for-sale debt securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Available- for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in other expense, net on our condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders’ equity.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

As of March 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$—	$—	$22,047	$(698)	$22,047	$(698)
Total	$—	$—	$22,047	$(698)	$22,047	$(698)

As of March 31, 2020 and December 31, 2019, we did not recognize any credit losses related to debt securities.

On September 25, 2017, the Company entered into a commitment to invest $200 million (approximately 76.6% of equity) in the OCV Fund. The total expected commitment to the OCV Fund is expected to be approximately $300 million. The primary purpose of the Fund is to provide a limited number of select investors with the opportunity to realize long-term appreciation from public and private companies, with a particular focus on the technology and life science industries. The general activities of the OCV Fund is to buy, sell, hold and otherwise invest in securities of every kind and nature and rights and options with respect thereto, including, without limitation, stock, notes, bonds, debentures and evidence of indebtedness; to exercise all rights, powers, privileges and other incidents of ownership or possession with respect to securities held or owned by the OCV Fund; to enter into, make and perform all contracts and other undertakings; and to engage in all activities and transactions as may be necessary, advisable or desirable to carry out the foregoing.

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

In the first three months of 2020, the Company received capital call notices from the management of OCV Management, LLC. for $22.8 million, inclusive of certain management fees, of which $22.8 million has been paid for the three months ended March 31, 2020. In the first three months of 2019, the Company received capital call notices from the management of OCV Management, LLC. for $9.8 million, inclusive of certain management fees, of which $9.8 million has been paid for the three months ended March 31, 2019.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the three months ended March 31, 2020 and 2019, the Company recognized an investment loss of $4.3 million and $0.5 million, net of tax benefit, respectively. The fiscal 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit; partially offset by investment income net of tax expense of $2.7 million. The loss is presented in the Company’s condensed consolidated statement of operations as net loss in earnings of equity method investment.

During the three months ended March 31, 2020 and 2019, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	March 31, 2020	December 31, 2019
Equity securities	$67,491	$50,274
Maximum exposure to loss	$67,491	$50,274

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

The fair value of our senior notes is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of the Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate, and is considered a Level 2 input. The fair value of long-term debt at March 31, 2020 and December 31, 2019 was $1.6 billion and $1.8 billion, respectively (see Note 8 - Long-Term Debt).

In 2019, the Company entered into a $5.5 million note payable that was short-term in nature and associated with the quarter’s acquisition activity. In the same year, the Company paid down $5.1 million of the outstanding note. As of March 31, 2020, the carrying value of the note payable approximates fair value and is classified within Level 2.

The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. For similar reasons, certain of the Company’s available-for-sale debt securities are classified within Level 3. The valuation approaches used to value the Level 3 investments consider unobservable inputs in the market such as time to liquidity, volatility, dividend yield, and breakpoints. Significant increases or decreases in either of the inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table presents the fair values, valuation techniques, unobservable inputs, and ranges of the Company’s financial liabilities categorized within Level 3.

	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent Consideration	Option-Based Model	Risk free rate	1.9% - 2.9%	1.9%
		Debt spread	0.0% - 136.0%	53.7%
		Probabilities	5.0% - 100.0%	65.3%
		Present value factor	3.6% - 4.8%	3.6%
		Discount rate	2.9% - 42.0%	31.2%
	Monte Carlo Simulation	Risk free rate (1)	1.5%
		Discount rate (1)	10.7%
		Market volatility	26.5% - 57.1%	41.8%
		Counter party risk rate (1)	1.5%
(1) The input is a defined rate and, as a result, is not presented as a range or weighted average.

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2020	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$377,695	$—	$—	$377,695
Corporate debt securities	—	633	—	633
Total assets measured at fair value	$377,695	$633	$—	$378,328

Liabilities:
Contingent consideration	$—	$—	$8,864	$8,864
Total liabilities measured at fair value	$—	$—	$8,864	$8,864

December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$395,664	$—	$—	$395,664
Corporate debt securities	—	623	22,047	22,670
Total assets measured at fair value	$395,664	$623	$22,047	$418,334

Liabilities:
Contingent consideration	$—	$—	$37,887	$37,887
Total liabilities measured at fair value	$—	$—	$37,887	$37,887

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2020	$37,887
Contingent consideration	5,035
Total fair value adjustments reported in earnings	(240)	General and administrative
Contingent consideration payments	(33,818)	Not applicable
Balance as of March 31, 2020	$8,864

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of $0.1 million and $20.0 million at March 31, 2020 and December 31, 2019, respectively. Due to the Company’s achievement of certain EBITDA targets for the years ended December 31, 2019 and 2018 and the amended contingent consideration agreement, $19.9 million was paid in the first quarter of 2020 and $20.0 million in fiscal 2019. An additional $0.1 million remains payable and is classified as a current liability on the condensed consolidated balance sheet.

In connection with the acquisition of Ekahau Inc., on October 10, 2018, the Company achieved certain revenue thresholds and, as a result, contingent consideration of $9.1 million was paid in the first quarter of 2020. There are no further payments pending related to this acquisition.

In connection with the Company’s other acquisition activity, contingent consideration of up to $19.5 million may be payable upon achieving certain future EBITDA, revenue, and/or unique visitor thresholds and had a combined fair value of $8.8 million and $8.8 million at March 31, 2020 and December 31, 2019, respectively. Due to the achievement of certain thresholds, $4.8 million was paid in the first three months of 2020.

During the three months ended March 31, 2020, the Company recorded an decrease in the fair value of the contingent consideration of $0.2 million and reported such decrease in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2020 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2020	$397,788	$480,084	$877,872	$755,161	$1,633,033
Goodwill acquired (Note 4)	16,119	—	16,119	622	16,741
Purchase accounting adjustments (1)	—	(2,539)	(2,539)	(14)	(2,553)
Foreign exchange translation	(1,325)	(8,070)	(9,395)	(633)	(10,028)
Balance as of March 31, 2020	$412,582	$469,475	$882,057	$755,136	$1,637,193
(1) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of March 31, 2020 and December 31, 2019 as follows (in thousands):

	March 31, 2020	December 31, 2019
Trade names	$27,379	$27,379
Other	4,306	4,306
Total	$31,685	$31,685

Intangible Assets Subject to Amortization:

As of March 31, 2020, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.2 years	$193,416	$86,357	$107,059
Patent and patent licenses	6.5 years	67,911	63,754	4,157
Customer relationships (1)	8.4 years	632,667	406,030	226,637
Other purchased intangibles	4.4 years	378,487	221,369	157,118
Total		$1,272,481	$777,510	$494,971
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

Amortization expense, included in general and administrative expense, approximated $38.8 million and $37.3 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense is estimated to approximate $120.2 million, $119.1 million, $73.5 million, $58.4 million and $32.0 million for the remaining nine months of fiscal year 2020 through fiscal year 2024, respectively, and $91.7 million thereafter through the duration of the amortization period.

8. Long-Term Debt

6.0% Senior Notes

On June 27, 2017, J2 Cloud Services, LLC (“J2 Cloud”) and J2 Cloud Co-Obligor (the “Co-Issuer” and together with J2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. J2 Cloud received proceeds of $636.5 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of March 31, 2020.
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

The Indenture contains certain restrictive and other covenants applicable to J2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on J2 Cloud’s membership interests or repurchasing J2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the Indenture. Restricted payments, specifically dividend payments, are applicable only if J2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of March 31, 2020, restrict J2 Cloud’s ability to pay dividends to J2 Global, Inc. The company is in compliance with its debt covenants as of March 31, 2020. In addition, based on current expectations and assumptions about the COVID-19 pandemic, the Company does not anticipate the COVID-19 pandemic to impact the compliance with its debt covenants.

As of March 31, 2020 and December 31, 2019, the estimated fair value of the 6.0% Senior Notes was approximately $653.3 million and $689.8 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

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

Holders may surrender their 3.25% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date only if one or more of the following conditions is satisfied: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the closing sale price of J2 Global common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs is more than 130% of the applicable conversion price of the 3.25% Convertible Notes on each such trading day; (ii) during the five consecutive business day period following any ten consecutive trading day period in which the trading price for the 3.25% Convertible Notes for each such trading day was less than 98% of the product of (a) the closing sale price of J2 Global common stock on each such trading day and (b) the applicable conversion rate on each such trading day; (iii) if J2 Global calls any or all of the 3.25% Convertible Notes for redemption, at any time prior to the close of business on the business day prior to the redemption date; (iv) upon the occurrence of specified corporate events; or (v) during either the period beginning on, and including, March 15, 2021 and ending on, but excluding, June 20, 2021 or the period beginning on, and including, March 15, 2029 and ending on, but excluding, the maturity date. J2 Global will settle conversions of the 3.25% Convertible Notes by paying or delivering, as the case may be, cash, shares of J2 Global common stock or a combination thereof at J2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of the Company’s common stock.

During the fourth quarter of 2019, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days ending on, and including, the last trading day of the quarter. As a result, the 3.25% Convertible Notes were convertible at the option of the holders during the quarter beginning January 1, 2020 and ending March 31, 2020. Since the Company intended to settle the principal amount in cash, the net carrying amount of the 3.25% Convertible Notes was classified within current liabilities on the consolidated balance sheet as of December 31, 2019.

During the first quarter of 2020, the last reported sale price of the Company’s common stock did not meet the conversion price threshold requirements of the 3.25% Convertible Notes and, accordingly, the 3.25% Convertible Notes are no longer convertible at the option of the holders. As a result, the net carrying amount of the 3.25% Convertible Notes was reclassified back to long-term debt on the condensed consolidated balance sheet as of March 31, 2020.

As of March 31, 2020, the conversion rate is 14.7632 shares of J2 Global common stock for each $1,000 principal amount of 3.25% Convertible Notes, which represents a conversion price of approximately $67.74 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 3.25% Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, J2 Global will increase the conversion rate for a holder that elects to convert its 3.25% Convertible Notes in connection with such a corporate event.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the 3.25% Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the 3.25% Convertible Notes using an interest rate of 5.81%. As of March 31, 2020, the remaining period over which the unamortized debt discount will be amortized is 1.2 years.

The 3.25% Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the 3.25% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 3.25% Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2020 and December 31, 2019, the estimated fair value of the 3.25% Convertible Notes was approximately $487.8 million and $583.6 million, respectively.

1.75% Convertible Notes

On November 15, 2019, J2 Global issued $550.0 million aggregate principal amount of 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”). J2 Global received proceeds of $537.1 million in cash, net of purchasers’ discounts and commissions and other debt issuance costs. A portion of the net proceeds were used to pay off all amounts outstanding under the Credit Facility (see Note 10 - Commitments and Contingencies). The 1.75% Convertible Notes bear interest at a rate of 1.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The 1.75% Convertible Notes will mature on November 1, 2026, unless earlier converted or repurchased.

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of J2 Global common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii)

during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of J2 Global common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. J2 Global will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of J2 Global common stock or a combination thereof at J2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. During the first quarter of 2020 and the fourth quarter of 2019, the last reported sale price of the Company’s common stock did not meet the conversion price threshold requirements of the 1.75% Convertible Notes. Therefore, the net carrying amount of the 1.75% Convertible Notes is classified as long-term debt on the consolidated balance sheets.

As of March 31, 2020, the conversion rate is 7.9864 shares of J2 Global common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents an conversion price of approximately $125.21 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), J2 Global will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.5% for the 1.75% Convertible Notes and determined the debt discount to be $118.9 million. As a result, a conversion premium after tax of $88.1 million (net of $2.8 million of the deferred issuance costs) are recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the maturity date of November 1, 2026, which management believes is the expected life of the 1.75% Convertible Notes using an interest rate of 5.5%. As of March 31, 2020, the remaining period over which the unamortized debt discount will be amortized is 6.6 years.

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through the maturity date. The unamortized balance, as of March 31, 2020, was $9.7 million. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date.

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2020 and December 31, 2019, the estimated fair value of the 1.75% Convertible Notes was approximately $507.3 million and $559.6 million, respectively.

Credit Facility

During the three months ended March 31, 2020, the Company did not draw down any amounts under its Credit Facility. The Company has capitalized a total of $0.4 million in debt issuance costs, which are being amortized to interest expense over the life of the Credit Facility. As of March 31, 2020, these debt issuance costs, net of amortization, were $0.3 million. The related interest expense was zero for the three months ended March 31, 2020 and zero for the three months ended March 31, 2019. See Note 10, “Commitments and Contingencies” for additional information.

Long-term debt as of March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	March 31, 2020	December 31, 2019
6.0% Senior Notes	$650,000	$650,000
Convertible Notes:
3.25% Convertible Notes	402,499	402,500
1.75% Convertible Notes	550,000	550,000
Total Notes	1,602,499	1,602,500
Less: Unamortized discount	133,726	139,981
Deferred issuance costs	13,327	14,058
Total long-term debt	1,455,446	1,448,461
Less: current portion	—	385,532
Total long-term debt, less current portion	$1,455,446	$1,062,929

9.Leases

J2 Global leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2036. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.

In certain agreements in which the Company leases office space where the Company is the tenant, it subleases the site to various other companies through a sublease agreement.

Finance leases are not material to the Company’s condensed consolidated financial statements and are therefore not included in the disclosures below.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Operating lease cost	$7,104	$5,761
Short-term lease cost	445	455
Total lease cost	$7,549	$6,216

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$115,455	$125,822
Total operating lease right-of-use assets	$115,455	$125,822

Operating lease liabilities, current	$26,715	$26,927
Operating lease liabilities, noncurrent	93,687	104,070
Total operating lease liabilities	$120,402	$130,997

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,411	$5,243
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,790	$2,748

Other supplemental operating lease information consists of the following:

	March 31, 2020	December 31, 2019

Operating leases:
Weighted average remaining lease term	6.6 years	5.9 years
Weighted average discount rate	4.37%	3.95%

Maturities of operating lease liabilities as of March 31, 2020 were as follows (in thousands):

Operating Leases
Fiscal Year:
2020 (remainder)	$21,588
2021	27,905
2022	25,479
2023	20,013
2024	13,449
Thereafter	34,023
Total lease payments	$142,457
Less: Imputed interest	22,055
Present value of operating lease liabilities	$120,402

Sublease

Total sublease income for the three months ended March 31, 2020 and 2019 was $0.8 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. Total estimated aggregate sublease income to be received in the future is $9.0 million.

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

In addition, the Company elected and applied the available transition practical expedients upon adoption. By electing these practical expedients, the Company did:

•not reassess whether expired or existing contracts contain leases under the new definition of a lease;
•not reassess lease classification for expired or existing leases; and
•not reassess whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

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

Credit Agreement

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August 2019, the Lenders have provided J2 Cloud Services with a credit facility of $200.0 million (the “Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of March 31, 2020, were no amounts outstanding under the Credit Facility.

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
The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $21.2 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact our financial results.

11.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 132.5% and (0.9)% for the three months ended March 31, 2020 and 2019, respectively. The Company’s increased rate is primarily a result of an increase in tax expense during the period to establish a valuation allowance on deferred tax assets related to the impairment of certain investments. In addition, during the three months ended March 31 2019, the Company had a decrease in the effective rate as a result of a reduction in its reserve for uncertain tax positions with no similar event for the three months ended March 31, 2020. (Loss) income before income taxes included income from domestic operations of $(18.9) million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively, and income from foreign operations of $25.5 million and $30.1 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Company had $54.1 million and $52.5 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes net of refunds received was $6.6 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company’s prepaid taxes were $3.7 million and $3.7 million at March 31, 2020 and December 31, 2019, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. As of March 31, 2020, the audits are ongoing.

        J2 Global is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has suspended its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. As of March 31, 2020, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. As of March 31, 2020, the audit is ongoing.

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

12.Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021.

In November 2018 and May 2019, the Company entered into Rule 10b5-1 trading plans with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the three month period ended March 31, 2020, the Company repurchased 680,016 shares under this program at an aggregate cost of $55.6 million, which were subsequently retired. Cumulatively at March 31, 2020, 3.6 million shares were repurchased at an aggregate cost of $172.6 million (including an immaterial amount of commission fees).

In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisitions of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount. As a result of the acquired shares through acquisition and the purchase of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 460,803 shares of J2 Global common stock.

Periodically, participants in J2 Global’s stock plans surrender to the Company shares of J2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2020, the Company purchased 80,516 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2020 and 2019:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 6, 2019	$0.4450	February 25, 2019	March 12, 2019
May 2, 2019	$0.4550	May 20, 2019	June 4, 2019

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

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of J2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of J2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of J2 Global’s common stock on the date of grant for non-statutory stock options. As of March 31, 2020, 53,811 shares underlying options and 340 shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Plan since no further grants will be made under the 2007 Plan. 4,200,000 shares of J2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of J2 Global’s common stock subject to the option on the date the option is granted. As of March 31, 2020, 423,000 shares underlying options and 194,187 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	518,341	$65.77
Granted	—	—
Exercised	(41,530)	22.92
Canceled	—	—
Outstanding at March 31, 2020	476,811	$69.51	6.9	$2,619,831
Exercisable at March 31, 2020	172,211	$59.94	5.4	$2,585,331
Vested and expected to vest at March 31, 2020	382,175	$68.14	6.7	$2,619,410

The total intrinsic values of options exercised during the three months ended March 31, 2020 and 2019 were $3.0 million and $8.0 million, respectively.

The Company recognized $0.2 million and $0.2 million of compensation expense related to stock options for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $6.6 million and $6.8 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 5.7 years (i.e., the remaining requisite service period).

Fair Value Disclosure

J2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.57% and 12.63% as of March 31, 2020 and 2019, respectively.

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

Restricted Stock - Awards with Market Conditions

J2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the three months ended March 31, 2020 and 2019, the Company awarded 82,112 and 72,734 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the three months ended March 31, 2020 and 2019 were $70.99 and $69.99, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	March 31, 2020	March 31, 2019
Underlying stock price at valuation date	$91.17	$84.58
Expected volatility	27.0%	28.3%
Risk-free interest rate	0.71%	2.53%

Restricted stock award activity for the three months ended March 31, 2020 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	1,105,059	$64.76
Granted	1,268	98.63
Vested	(173,708)	65.97
Canceled	(4,681)	77.13
Nonvested at March 31, 2020	927,938	$64.51

Restricted stock unit award activity for the three months ended March 31, 2020 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	20,874
Granted	179,361
Vested	(3,788)
Canceled	(1,920)
Outstanding at March 31, 2020	194,527	4.6	$14,560,346
Vested and expected to vest at March 31, 2020	115,546	3.9	$8,648,626

The Company recognized $5.6 million and $4.5 million of compensation expense related to restricted stock, restricted stock units and market-based restricted stock for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had unrecognized share-based compensation cost of approximately $54.3 million and $46.1 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 4.6 years for awards and 5.6 years for units.

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

J2 Global determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 5.80% and 1.96% as of March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, zero shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of J2 Global common stock under the Purchase Plan was zero for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, 1,523,568 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.5 million and $0.4 million of compensation expense related to the Purchase Plan for the three months ended March 31, 2020 and 2019, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	March 31, 2020	March 31, 2019
Risk-free interest rate	1.57%	2.32%
Expected term (in years)	0.5	0.5
Dividend yield	—%	1.19%
Expected volatility	23.95%	22.17%
Weighted average volatility	23.95%	22.17%

14.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted net income per common share:
Net (loss) income attributable to J2 Global, Inc. common shareholders	$(6,404)	$32,449
Net (loss) income available to participating securities (a)	—	(424)
Net (loss) income available to J2 Global, Inc. common shareholders	$(6,404)	$32,025
Denominator:
Weighted-average outstanding shares of common stock	47,620,774	47,560,749
Dilutive effect of:
Equity incentive plans (b)	—	89,013
Convertible debt (b) (c)	—	859,419
Common stock and common stock equivalents	47,620,774	48,509,181
Net (loss) income per share:
Basic	$(0.13)	$0.67
Diluted	$(0.13)	$0.66

(a)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)For the three months ended March 31, 2020, the Company reported a net loss attributable to common shareholders. As a result, equity incentive awards of 40,074 and incremental shares of common stock issuable upon conversion of the 3.25% and 1.75% Convertible Notes of 1,460,431 and zero, respectively, were excluded from the calculation of diluted EPS.

(c)Represents the incremental shares issuable upon conversion of the 3.25% Convertible Notes due June 15, 2029 and 1.75% Convertible Notes due November 1, 2026 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 8 - Long Term Debt).

Exclusive of the effect of the net loss incurred by the Company, for the three months ended March 31, 2020 and 2019, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

15.Segment Information

In accordance with ASC Topic 280, Segment Reporting: (Topic 280), the Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. The CODM views the Company as two businesses: Cloud Services and Digital Media. However, in accordance with the aggregation criteria within ASC Topic 280, J2 Global’s operating segments have been aggregated into three reportable segments: (i) Fax and Martech (formerly Email Marketing); (ii) Voice, Backup, Security, and Consumer Privacy and Protection; and (iii) Digital Media. In connection with the Highwinds Capital, Inc. and Cloak Holdings, LLC acquisition in the second quarter of 2019, the Company renamed its Voice, Backup and Security reportable segment to include its newly acquired consumer privacy and protection business, now the Voice, Backup, Security and Consumer Privacy and Protection segment.

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

The accounting policies of the businesses are the same as those described in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue by reportable segment:
Fax and Martech	$94,667	$93,283
Voice, Backup, Security, and CPP	75,117	58,962
Cloud Services Total	169,784	152,245

Digital Media	162,691	147,683
Elimination of inter-segment revenues	(83)	(36)
Total segment revenues	332,392	299,892
Corporate (1)	1	1
Total revenues	$332,393	$299,893

Gross profit by reportable segment:
Fax and Martech	$82,166	$78,719
Voice, Backup, Security, and CPP	49,258	41,043
Cloud Services Total	131,424	119,762

Digital Media	141,920	129,153
Elimination of inter-segment gross profit	(83)	(36)
Total segment gross profit	273,261	248,879
Corporate (1)	1	1
Total gross profit	$273,262	$248,880

Direct costs by reportable segment (2):
Fax and Martech	$31,714	$34,102
Voice, Backup, Security, and CPP	43,976	27,127
Cloud Services Total	75,690	61,229

Digital Media	136,968	130,167
Elimination of inter-segment direct costs	(83)	(36)
Total segment direct costs	212,575	191,360
Corporate (1)	5,440	6,658
Total direct costs (2)	$218,015	$198,018

Operating income by reportable segment:
Fax and Martech	$50,452	$44,617
Voice, Backup, Security, and CPP	5,282	13,916
Cloud Services Total	55,734	58,533

Digital Media	4,952	(1,014)
Total segment operating income	60,686	57,519
Corporate (1)	(5,439)	(6,657)
Total income from operations	$55,247	$50,862

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

	March 31, 2020	December 31, 2019
Assets:
Cloud Services	$1,405,497	$1,466,969
Digital Media	1,462,212	1,561,024
Total assets from Cloud Services and Digital Media	2,867,709	3,027,993
Corporate	501,184	477,853
Total assets	$3,368,893	$3,505,846

	Three Months Ended March 31,
	2020	2019
Capital expenditures:
Cloud Services	$11,248	$3,502
Digital Media	15,637	9,029
Total capital expenditures from Cloud Services and Digital Media	26,885	12,531
Corporate	—	—
Total capital expenditures	$26,885	$12,531

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization:
Cloud Services	$20,839	$13,349
Digital Media	32,556	35,179
Total depreciation and amortization from Cloud Services and Digital Media	53,395	48,528
Corporate	585	681
Total depreciation and amortization	$53,980	$49,209

J2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2020	2019
Revenues:
United States	$270,309	$231,343
Canada	16,570	17,053
Ireland	13,003	15,623
All other countries	32,511	35,874
	$332,393	$299,893

	March 31, 2020	December 31, 2019
Long-lived assets:
United States	$688,360	$701,580
All other countries	78,504	76,927
Total	$766,864	$778,507

16.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$(275)	$(46,187)	$(46,462)
Other comprehensive income (loss)	708	(8,714)	(8,006)
Net current period other comprehensive income (loss)	708	(8,714)	(8,006)
Ending balance	$433	$(54,901)	$(54,468)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2020 (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement of Operations
	Three Months Ended March 31, 2020
Unrealized loss on available-for-sale investments	$698	Loss on investments, net
	698	Income before income taxes
	—	Income tax expense
Total reclassifications for the period	$698	Net Loss

17.Subsequent Events

In April 2020, the Company repurchased 319,984 shares under its share repurchase program at an aggregate cost of $23.6 million, which were subsequently retired.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy and the related impact on customer acquisition and retention rates, customer usage levels, and credit and debit card payment declines;
◦Maintain and increase our Cloud Services customer base and average revenue per user;
◦Generate sufficient cash flow to make interest and debt payments, reinvest in our business, and pursue desired activities and businesses plans while satisfying restrictive covenants relating to debt obligations;
◦Acquire businesses on acceptable terms and successfully integrate and realize anticipated synergies from such acquisitions;
◦Continue to expand our businesses and operations internationally in the wake of numerous risks, including adverse currency fluctuations, difficulty in staffing and managing international operations, higher operating costs as a percentage of revenues, or the implementation of adverse regulations;
◦Maintain our financial position, operating results and cash flows in the event that we incur new or unanticipated costs or tax liabilities, including those relating to federal and state income tax and indirect taxes, such as sales, value-added and telecommunication taxes;
◦Accurately estimate the assumptions underlying our effective worldwide tax rate;
◦Maintain favorable relationships with critical third-party vendors whose financial condition will not negatively impact the services they provide;
◦Create compelling digital media content causing increased traffic and advertising levels; additional advertisers or an increase in advertising spend; and effectively target digital media advertisements to desired audiences;
◦Manage certain risks inherent to our business, such as costs associated with fraudulent activity, system failure or security breach; effectively maintaining and managing our billing systems; time and resources required to manage our legal proceedings; liability for legal and other claims; or adhering to our internal controls and procedures;
◦Compete with other similar providers with regard to price, service, and functionality;
◦Cost-effectively procure, retain and deploy large quantities of telephone numbers in desired locations in the United States and abroad;
◦Achieve business and financial objectives in light of burdensome domestic and international telecommunications, internet or other regulations, including regulations related to data privacy, access, security, retention, and sharing;
◦Successfully manage our growth, including but not limited to our operational and personnel-related resources, and integration of newly acquired businesses;

◦Successfully adapt to technological changes and diversify services and related revenues at acceptable levels of financial return;
◦Successfully develop and protect our intellectual property, both domestically and internationally, including our brands, patents, trademarks and domain names, and avoid infringing upon the proprietary rights of others; and
◦Recruit and retain key personnel.
In addition, other factors that could cause actual results to differ materially from those anticipated in these forward-looking statements or materially impact our financial results include the risks associated with new accounting pronouncements, as well as those associated with natural disasters, public health crises, pandemics including the COVID-19 outbreak and other catastrophic events outside of our control, including as to COVID-19 the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.

Overview

J2 Global, Inc., together with its subsidiaries (“J2 Global”, “the Company”, “our”, “us” or “we”), is a leading provider of internet services. Through our Cloud Services business, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services business includes fax, voice, backup, security, consumer privacy and protection (“CPP”) and email marketing products. Our Digital Media business specializes in the technology, gaming, broadband, business to business, and healthcare offering content, tools and services to consumers and businesses.
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
In March 2020, the World Health Organization declared the COVID-19 outbreak as a pandemic, and we anticipate our customers and our operations in all locations will be affected as the virus continues to proliferate and as a result of the governmental responses to the pandemic. The impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility and overall uncertainty. Given this disruption, volatility and uncertainty, our quarterly results may be adversely affected due to various factors affecting our performance. The Company has adjusted certain aspects of our operations to protect our employees and customers while still seeking to meet customers’ needs for our vital cloud internet services and digital media services.

Management is actively monitoring the global situation and will take further action to alter our operations as may be required by federal, foreign, state and local authorities or that we determine are otherwise necessary or appropriate under the circumstances. While the disruption caused by the pandemic is currently expected to be temporary, there is uncertainty regarding its duration. Therefore, we are continuing to assess the impact to our results of operations, financial position and liquidity based on our current assessment of the situation which could change based on the spread of the disease and additional government action which could limit economic activity or cause for a slower reopening of the economy.

Cloud Services Performance Metrics

We use certain metrics to generally assess the operational and financial performance of our Cloud Services business; these metrics also serve as a baseline for (a) internal trends and (b) benchmarking against competitors. The average monthly revenue per customer can be used as an analytical tool in determining the marginal economics of customer acquisition, which is particularly useful as we continue to focus on growing our higher-margin businesses. We also use this metric, in conjunction with the cancel rate, to help provide a directional indicator of Cloud Services revenue and calculate the lifetime value of customers within each of our business units.

The following table sets forth certain key operating metrics for our Cloud Services business as of and for the three months ended March 31, 2020 and 2019 (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019
Subscriber revenues:
Fixed	$144,818	$124,309
Variable	24,930	27,481
Total subscriber revenues	$169,748	$151,790
Other license revenues	36	455
Total revenues	$169,784	$152,245

Percentage of total subscriber revenues:
Fixed	85.3%	81.9%
Variable	14.7%	18.1%

Total revenues:
Number-based	$96,514	$97,068
Non-number-based	73,270	55,177
Total revenues	$169,784	$152,245

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$13.95	$16.03
Cancel Rate(3)	2.3%	2.2%

(1)Quarterly ARPU is calculated using our standard convention of applying the average of the quarter’s beginning and ending base to the total revenue for the quarter. We believe ARPU provides investors an understanding of the average monthly revenues we recognize associated with each Cloud Services customer. As ARPU varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across our Cloud Services customer base.

(2)Cloud Services customers are defined as paying direct inward dialing numbers for fax and voice services, and direct and resellers’ accounts for other services.

(3)Cancel Rate is defined as cancels of small and medium business and individual Cloud Services customers with greater than four months of continuous service (continuous service includes Cloud Services customers administratively canceled and reactivated within the same calendar month), and enterprise Cloud Services customers beginning with their first day of service. Calculated monthly and expressed as an average over the three months of the quarter.

Digital Media Performance Metrics

We use certain metrics to generally assess the operational and financial performance of our Digital Media business. The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications, websites and other services. We believe highly engaged consumers are more likely to participate in advertising programs and other activities that derive our multiple revenue streams.

We define a visit as a group of interactions by users with our mobile and desktop applications and websites. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. We measure visits with Google Analytics and through partner platform measures. Page views are measured each time a page on our websites is loaded in a browser.

The following table sets forth certain key operating metrics for our Digital Media business for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Visits	2,145	1,807
Page views	7,177	7,087
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2019 Annual Report on Form 10-K filed with the SEC on March 2, 2020. During the three months ended March 31, 2020, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2020

Cloud Services
Given the uncertainty of the current macroeconomic environment and the impact of the COVID-19 pandemic, we expect the revenue for the second quarter 2020 to be slightly down when compared to the second quarter 2019. Due to these economic uncertainties, we are unable to forecast the impact on future profits at this time. The main focus of our Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.
We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, we cannot predict whether our current pace of acquisitions will remain the same within this business, especially in light of the current macroeconomic conditions. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space but with different business models may impact Cloud Services’ overall profit margins. Also, as IP licensing often involves litigation, the timing of licensing transactions is unpredictable and can and does vary significantly from period to period. This variability can cause the overall business’s financial results to materially vary from period to period.

Digital Media
Given the uncertainty of the current macroeconomic environment and the impact of the COVID-19 pandemic, we expect the revenue for the second quarter 2020 to be slightly down when compared to the second quarter of 2019 and expected to be down when compared to the first quarter of 2020. Due to these economic uncertainties, we are unable to forecast the impact on future profits at this time. We expect the Digital Media business to improve as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online, but these initiatives will be offset by the impact of COVID-19 in the near term. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.

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
We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, we cannot predict whether our current pace of acquisitions will remain the same within this business, especially in light of the current macroeconomic conditions. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space but with different business models may impact Digital Media’s overall profit margins.
J2 Global Consolidated
Given the uncertainty of the current macroeconomic environment, we are unable to forecast the future impact of COVID-19 on our business. We anticipate our consolidated second quarter 2020 revenue will be slightly down when compared to our second quarter 2019.
We expect operating profit as a percentage of revenues to generally decrease in the future primarily due to the fact that revenue with respect to our Digital Media business (i) is increasing as a percentage of our revenue on a consolidated basis and (ii) has historically operated at a lower operating margin.

Revenues

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2020	2019
Revenues	$332,393	$299,893	11%

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

Our revenues in 2020 have increased over the comparable three month period of 2019 primarily due to a combination of acquisitions and organic growth; partially offset by declines in certain areas of both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2020	2019
Cost of revenue	$59,131	$51,013	16%
As a percent of revenue	18%	17%

Cost of revenues is primarily comprised of costs associated with network operations, content fees, editorial and production costs, database hosting and online processing fees. The increase in cost of revenues for the three months ended March 31, 2020 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the first quarter 2019 that resulted in additional network operations costs, campaign fulfillment costs, processing fees and database hosting costs.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2020	2019
Sales and Marketing	$99,438	$86,880	14%
As a percent of revenue	30%	29%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended March 31, 2020 was $38.9 million (primarily consists of $27.3 million of third-party advertising costs and $11.9 million of personnel costs) compared to 2019 of $36.2 million (primarily consists of $25.2 million of third-party advertising costs and $9.8 million of personnel costs). The increase in sales and marketing expenses for the three months ended March 31, 2020 versus the prior comparable period was primarily due to increased personnel costs, advertising and consulting fees associated with the acquisition of businesses acquired in and subsequent to the first quarter 2019 within the Digital Media and Cloud Services businesses.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2020	2019
Research, Development and Engineering	$15,406	$12,984	19%
As a percent of revenue	5%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months ended March 31, 2020 versus the prior comparable period was primarily due to an increase in costs associated with businesses acquired in and subsequent to the first quarter 2019.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2020	2019
General and Administrative	$103,171	$98,154	5%
As a percent of revenue	31%	33%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three months ended March 31, 2020 versus the prior comparable period was primarily due to additional amortization of intangible assets, increased depreciation expense, personnel costs relating to businesses acquired in and subsequent to the first quarter 2019; partially offset by lower fair value adjustments associated with contingent consideration and reduced non-income taxes.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$134	$132
Operating expenses:
Sales and marketing	398	404
Research, development and engineering	431	358
General and administrative	5,350	4,192
Total	$6,313	$5,086

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $21.0 million and $16.0 million for the three months ended March 31, 2020 and 2019, respectively. Interest expense, net increased over the prior comparable period primarily due to the issuance of our 1.75% Convertible Senior Notes in the fourth quarter 2019.

Loss on investments, net. Our loss on investments, net is generated from gains or losses from investments in equity and debt securities. Our loss on investments, net was $20.8 million and $13.0 thousand for the three months ended March 31, 2020 and 2019, respectively. Our loss on investments, net increased for the three months ended March 31, 2020 versus the prior comparable period due to net losses realized on certain investments as the result of changes in the investee’s capital structure and overall market volatility.

Other expense, net. Our other expense, net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other expense, net was $6.9 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively. Other expense, net increased for the three months ended March 31, 2020 versus the prior comparable period primarily due to increased losses on currency exchange.

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

Provision for income taxes amounted to $8.7 million and $(0.3) million for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate was 132.5% and (0.9)% for the three months ended March 31, 2020 and 2019, respectively.

The increase in our effective income tax rate for the three months ended March 31, 2020 was primarily attributable to the following:

1.an increase in tax expense during 2020 due to establishing a valuation allowance on deferred tax assets related to the impairment of certain investments;

2.an increase in tax expense due to discrete tax benefits related to a reduction in our net reserve for uncertain tax positions that was recorded for the three months ended March 31, 2019 with no similar events for the three months ended March 31, 2020; and

3.a decrease in the benefit of a portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; partially offset by
4.a decrease in tax expense due to an increased benefit from the Foreign-Derived Intangible Income deduction and other tax credits.

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

The net loss in earnings of equity method investment was $4.3 million and $0.5 million, net of tax benefit for the three months ended March 31, 2020 and 2019, respectively. The fiscal 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit; partially offset by investment income net of tax expense of $2.7 million. During the three months ended March 31, 2020 and 2019, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively.

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

Cloud Services
The following results are presented for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
External net sales	$169,784	$152,245
Inter-business net sales	—	—
Net sales	169,784	152,245
Cost of revenues	38,360	32,483
Gross profit	131,424	119,762
Operating expenses	75,690	61,229
Operating income	$55,734	$58,533

Cloud Services’ net sales of $169.8 million for the three months ended March 31, 2020 increased $17.5 million, or 11.5%, from the prior comparable period primarily due to business acquisitions.
Cloud Services’ gross profit of $131.4 million for the three months ended March 31, 2020 increased $11.7 million, or 9.7%, from the prior comparable period primarily due to business acquisitions.
Cloud Services’ operating expenses of $75.7 million for the three months ended March 31, 2020 increased $14.5 million from the prior comparable period primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs; and (b) additional amortization of intangible assets.
As a result of these factors, Cloud Services’ operating income of $55.7 million for the three months ended March 31, 2020 decreased $2.8 million, or 4.8% from the prior comparable period.
Digital Media
 The following results are presented for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
External net sales	$162,608	$147,647
Inter-business net sales	83	36
Net sales	162,691	147,683
Cost of revenues	20,771	18,530
Gross profit	141,920	129,153
Operating expenses	136,968	130,167
Operating income (loss)	$4,952	$(1,014)
Digital Media’s net sales of $162.7 million for the three months ended March 31, 2020 increased $15.0 million, or 10.2%, from the prior comparable period primarily due to business acquisitions.
Digital Media’s gross profit of $141.9 million for the three months ended March 31, 2020 increased $12.8 million, or 9.9%, from the prior comparable period primarily due to business acquisitions.
Digital Media’s operating expenses of $137.0 million for the three months ended March 31, 2020 increased $6.8 million from the prior comparable period primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs including severance; (b) consulting fees; and (c) advertising costs; partially offset by (d) lower fair value adjustments associated with contingent consideration; and (e) amortization of intangible assets.

As a result of these factors, Digital Media’s operating income of $5.0 million for the three months ended March 31, 2020 increased $6.0 million, or 588.4%, from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2020, we had cash and investments of $624.6 million compared to $675.7 million at December 31, 2019. The decrease in cash and investments resulted primarily from cash used in the repurchase of common stock, purchases of investments, property and equipment, and business acquisitions; partially offset by cash provided from operations. At March 31, 2020, cash and investments consisted of cash and cash equivalents of $526.6 million and long-term investments of $98.0 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. As of March 31, 2020, cash and investments held within domestic and foreign jurisdictions were $567.7 million and $56.9 million, respectively.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August 2019, the Lenders have provided J2 Cloud Services with a credit facility of $200.0 million (the “Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of March 31, 2020, there were no amounts outstanding under the Credit Facility.

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

In the first three months of 2020, the Company received capital call notices from the management of OCV Management, LLC. for $22.8 million, inclusive of certain management fees, of which $22.8 million has been paid for the three months ended March 31, 2020.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $102.0 million and $116.9 million for the three months ended March 31, 2020 and 2019, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The decrease in our net cash provided by operating activities in 2020 compared to 2019 was attributable to a decrease in accounts payable and accrued expenses due to the timing of payments and an increase in prepaid and other current assets; partially offset by a decrease in accounts receivables, higher uncertain tax positions and income taxes payable and increased deferred revenue. Our cash and cash equivalents were $526.6 million and $575.6 million at March 31, 2020 and December 31, 2019, respectively.

Net cash used in investing activities was $69.1 million and $81.7 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, net cash used in investing activities was primarily due to capital expenditures associated with the purchase of property and equipment, the purchase of investments and business acquisitions. The decrease in our net cash used in investing activities in 2020 compared to 2019 was primarily due to fewer business acquisitions.

Net cash used in financing activities was $78.4 million and $19.3 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, net cash used in financing activities was primarily due to repurchase of common stock and business acquisitions. The change in net cash used in financing activities in 2020 compared to 2019 was primarily attributable repurchase of common stock and business acquisitions; partially offset by lower dividend payments.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. During the three month period ended March 31, 2020, we repurchased 680,016 shares under this program. Cumulatively at March 31, 2020, 3.6 million shares were repurchased at an aggregate cost of $172.6 million (including an immaterial amount of commission fees). In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisitions of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount. As a result of the acquired shares through acquisition and the purchase of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 460,803 shares of J2 Global common stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2020:

	Payments Due in (in thousands)
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt - principal (a)	$—	$402,499	$—	$—	$—	$1,200,000	$1,602,499
Long-term debt - interest (b)	41,803	55,166	48,625	48,625	48,625	58,250	301,094
Operating leases (c)	21,588	27,905	25,479	20,013	13,449	34,023	142,457
Finance leases (d)	1,231	486	205	—	—	—	1,922
Telecom services and co-location facilities (e)	2,394	1,753	755	—	—	—	4,902
Short-term note payable (f)	400	—	—	—	—	—	400
Holdback payments (g)	4,530	1,511	1,511	—	—	—	7,552
Contingent consideration (h)	1,027	—	—	—	—	—	1,027
Transition Tax (i)	—	—	—	—	3,189	8,486	11,675
Self-Insurance (j)	14,971	5,783	—	—	—	—	20,754
Other (k)	1,074	614	598	—	—	—	2,286
Total	$89,018	$495,717	$77,173	$68,638	$65,263	$1,300,759	$2,096,568

(a)These amounts represent principal on long-term debt.
(b)These amounts represent interest on long-term debt.
(c)These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.
(d)These amounts represent undiscounted future minimum rental commitments under noncancellable finance leases.
(e)These amounts represent service commitments to various telecommunication providers.
(f)These amounts represent short-term note payable.
(g)These amounts represent the holdback amounts in connection with certain business acquisitions.
(h)These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.
(i)These amounts represent commitments related to the transition tax on unrepatriated foreign earnings reduced by the 2017 overpayment of US Federal Income Tax.
(j)These amounts represent health and dental insurance plans in connection to self-insurance.
(k)These amounts represent certain consulting and Board of Directors fee arrangements, software license and implementation commitments and others.

As of March 31, 2020, our liability for uncertain tax positions was $54.1 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented contingent consideration associated with acquisitions (other than contingent consideration which we have deemed as certain in terms of amount and timing) in the table above due to the uncertainty of the amounts and the timing of cash settlements. We have also not presented our remaining commitment to OCV Management, LLC of approximately $105.3 million due to the uncertainty of timing of funding requests.

Off-Balance Sheet Arrangements

        We are not party to any material off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. J2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2019 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2020.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2020, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of March 31, 2020, we had investments in debt securities with effective maturities greater than one year of approximately $0.6 million. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $526.6 million and $575.6 million, respectively.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August 2019, the Lenders have provided J2 Cloud Services with a credit facility of $200.0 million (the “Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of March 31, 2020, there were no amounts outstanding under the Credit Facility.

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

If the LIBOR-based interest rates or Federal Funds Effective Rate would have increased by 100 basis points, annual interest expense would have increased by zero as it relates to our Credit Facility that bear variable market interest rates due to the fact there are no amounts outstanding under such facility at March 31, 2020.

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

Foreign exchange losses for the three months ended March 31, 2020 and 2019 were $7.8 million and $2.2 million, respectively. The increase in losses to our earnings in the three months ended March 31, 2020 were attributable to increased inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar. During the three months ended March 31, 2020, the Company recorded a foreign currency remeasurement loss of $7.8 million primarily due to intra-entity balances recorded at December 31, 2019 as part of the reorganization of our international operating structure.

Cumulative translation adjustments, net of tax, included in other comprehensive (loss) income for the three months ended March 31, 2020 and 2019 were $(8.7) million and $0.5 million, respectively.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

See Note 10 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in J2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2020. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors, except as provided below.

The COVID-19 pandemic and related governmental response are expected to negatively affect our business, operations and financial performance.

In March 2020, the World Health Organization declared the COVID-19 outbreak as a pandemic. The impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility and overall uncertainty. Among other things, the COVID-19 pandemic has resulted in travel bans around the world, declarations of states of emergency, stay- or shelter-at-home requirements, business and school closures and manufacturing restrictions. In addition, the COVID-19 pandemic has contributed to (i) increased unemployment and decreased consumer confidence and business generally; (ii) sudden and significant declines, and significant increases in volatility, in financial and capital markets; (iii) increased spending on our business continuity efforts, which may in turn require that we further cut costs and investments in other areas; and (iv) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

We have adjusted certain aspects of our operations to protect our employees and customers while still seeking to meet customers’ needs for our vital cloud internet services and digital media services. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, operations and financial performance. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic. Nonetheless, we believe that it is likely that our business, operations and financial performance will continue to be adversely affected until the pandemic subsides and the U.S. and worldwide economies begin to recover. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q. Even after the pandemic subsides, it is possible that the U.S,. and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, operations and financial performance.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

 None.

(b)Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. Cumulatively at March 31, 2020, 3.6 million shares were repurchased under the 2012 Program at an aggregate cost of $172.6 million (including an immaterial amount of commission fees).

In March 2020 and August 2019, the Company acquired 680,016 and 197,870 shares, respectively, of J2 Global common stock in connection with the 2012 Program and subsequently retired the shares in the same month. In December 2018, the Company acquired 600,000 shares of J2 Global common stock in connection with the 2012 Program and subsequently retired the shares in March 2019 (see Note 12 - Stockholders’ Equity of the Notes to the Condensed Consolidated Financial Statements).

In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisitions of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount. As a result of the acquired shares through acquisition and the purchase of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 460,803 shares of J2 Global common stock.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2020 - January 31, 2020	67,560	$94.34	—	1,140,819
February 1, 2020 - February 29, 2020	1,602	$98.43	—	1,140,819
March 1, 2020 - March 31, 2020	691,370	$81.61	680,016	460,803
Total	760,532		680,016	460,803
(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline XBRL
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

J2 Global, Inc.

Date:	May 11, 2020	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 11, 2020	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline XBRL

(1) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014.
(2) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 1, 2019.