Form 10-Q
period 2020-06-30
J2 GLOBAL, INC.
filed 2020-08-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2020
OR
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

As of August 6, 2020, the registrant had 47,606,450 shares of common stock outstanding.

J2 GLOBAL, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2020

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$616,820	$575,615
Accounts receivable, net of allowances of $11,834 and $12,701, respectively	188,383	261,928
Prepaid expenses and other current assets	45,767	49,347
Current assets held for sale	2,175	—
Total current assets	853,145	886,890
Long-term investments	94,042	100,079
Property and equipment, net	144,494	127,817
Operating lease right-of-use assets	110,031	125,822
Trade names, net	130,540	138,029
Customer relationships, net	206,478	238,502
Goodwill	1,637,287	1,633,033
Other purchased intangibles, net	153,417	180,022
Deferred income taxes, noncurrent	56,947	59,976
Other assets	16,199	15,676
Noncurrent assets held for sale	16,865	—
TOTAL ASSETS	$3,419,445	$3,505,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$166,289	$238,059
Income taxes payable, current	24,402	17,758
Deferred revenue, current	159,907	162,855
Operating lease liabilities, current	26,602	26,927
Current portion of long-term debt	391,092	385,532
Other current liabilities	1,501	1,973
Current liabilities held for sale	2,388	—
Total current liabilities	772,181	833,104
Long-term debt	1,071,364	1,062,929
Deferred revenue, noncurrent	11,501	12,744
Operating lease liabilities, noncurrent	91,279	104,070
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	57,565	52,451
Deferred income taxes, noncurrent	111,746	107,453
Other long-term liabilities	28,810	10,228
Noncurrent liabilities held for sale	156	—
TOTAL LIABILITIES	2,156,277	2,194,654
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 46,892,691 and 47,654,929 shares at June 30, 2020 and December 31, 2019, respectively.	469	476
Additional paid-in capital	467,267	465,652
Retained earnings	850,232	891,526
Accumulated other comprehensive loss	(54,800)	(46,462)
TOTAL STOCKHOLDERS’ EQUITY	1,263,168	1,311,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,419,445	$3,505,846
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$330,984	$322,432	$663,377	$622,325

Cost of revenues (1)	56,802	60,266	115,933	111,279
Gross profit	274,182	262,166	547,444	511,046
Operating expenses:
Sales and marketing (1)	92,805	88,446	192,243	175,326
Research, development and engineering (1)	13,606	11,938	29,012	24,922
General and administrative (1)	94,731	105,168	197,902	203,322
Total operating expenses	201,142	205,552	419,157	403,570
Income from operations	73,040	56,614	128,287	107,476
Interest expense, net	22,196	17,335	43,167	33,354
Loss on investments, net	3	24	20,835	38
Other (income) expense, net	(9,059)	(401)	(2,183)	1,800
Income before income taxes and net loss (income) in earnings of equity method investment	59,900	39,656	66,468	72,284
Income tax expense	15,978	11,148	24,681	10,853
Net loss (income) in earnings of equity method investment	5,821	(4,081)	10,090	(3,607)
Net income	$38,101	$32,589	$31,697	$65,038

Net income per common share:
Basic	$0.81	$0.67	$0.67	$1.35
Diluted	$0.80	$0.66	$0.65	$1.32
Weighted average shares outstanding:
Basic	46,850,944	47,727,786	47,235,859	47,644,729
Diluted	47,437,555	49,102,879	48,279,417	48,806,492

(1) Includes share-based compensation expense as follows:
Cost of revenues	$143	$131	$277	$263
Sales and marketing	416	389	814	793
Research, development and engineering	484	361	915	719
General and administrative	5,487	5,981	10,837	10,173
Total	$6,530	$6,862	$12,843	$11,948

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$38,101	$32,589	$31,697	$65,038
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(169)	(1,177)	(8,883)	(686)
Change in fair value on available-for-sale investments, net of tax expense of $173 and $173 for the three and six months ended June 30, 2020, respectively, and $7 and $184 for the three and six months ended June 30, 2019, respectively.	(163)	(2)	545	558
Other comprehensive loss, net of tax	(332)	(1,179)	(8,338)	(128)
Comprehensive income	$37,769	$31,410	$23,359	$64,910

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2020	2019
Net income	$31,697	$65,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,068	106,212
Amortization of financing costs and discounts	14,102	5,995
Non-cash operating lease costs	11,453	9,038
Share-based compensation	12,843	11,948
Provision for doubtful accounts	6,793	5,686
Deferred income taxes, net	2,752	3,908
Changes in fair value of contingent consideration	(232)	8,475
Foreign currency remeasurement gain	(704)	—
Loss (income) on equity method investments	10,090	(4,765)
Loss on equity and debt investments	20,826	—
Decrease (increase) in:
Accounts receivable	63,675	42,930
Prepaid expenses and other current assets	(4,185)	(3,277)
Other assets	(300)	(1,233)
Increase (decrease) in:
Accounts payable and accrued expenses	(34,682)	(12,452)
Income taxes payable	7,376	(3,810)
Deferred revenue	(2,698)	(3,292)
Operating lease liabilities	(8,780)	(8,833)
Liability for uncertain tax positions	5,114	(10,811)
Other long-term liabilities	2,419	1,454
Net cash provided by operating activities	241,627	212,211
Cash flows from investing activities:
Purchases of equity method investment	(26,523)	(14,668)
Purchases of equity investments	(843)	—
Purchases of property and equipment	(50,537)	(30,791)
Acquisition of businesses, net of cash received	(19,349)	(266,000)
Proceeds from sale of assets	407	—
Purchases of intangible assets	(23)	—
Net cash used in investing activities	(96,868)	(311,459)
Cash flows from financing activities:
Proceeds from line of credit	—	100,000
Repurchase of common stock	(88,469)	(3,807)
Issuance of common stock under employee stock purchase plan	3,303	1,995
Exercise of stock options	952	5,274
Dividends paid	—	(43,965)
Deferred payments for acquisitions	(16,296)	(14,269)
Other	(1,032)	(429)
Net cash (used in) provided by financing activities	(101,542)	44,799
Effect of exchange rate changes on cash and cash equivalents	(2,012)	451
Net change in cash and cash equivalents	41,205	(53,998)
Cash and cash equivalents at beginning of period	575,615	209,474
Cash and cash equivalents at end of period	$616,820	$155,476
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2019 and 2020
(unaudited, in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, April 1, 2019	47,661,015	$477	$358,932	—	$—	$742,173	$(44,928)	$1,056,654
Net income	—	—	—	—	—	32,589	—	32,589
Other comprehensive income, net of tax expense of $7	—	—	—	—	—	—	(1,179)	(1,179)
Dividends ($0.4550 per share)	—	—	—	—	—	(22,208)	—	(22,208)
Exercise of stock options	500	—	15	—	—	—	—	15
Issuance of shares under employee stock purchase plan	32,154	—	1,995	—	—	—	—	1,995
Vested restricted stock	101,680	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(29,480)	—	(2,086)	—	—	(544)	—	(2,630)
Share based compensation	—	—	6,832	—	—	30	—	6,862
Balance, June 30, 2019	47,765,869	$478	$365,687	—	$—	$752,040	$(46,107)	$1,072,098

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, April 1, 2020	47,113,423	$471	$462,430	—	$—	$832,648	$(54,468)	$1,241,081
Net income	—	—	—	—	—	38,101	—	38,101
Other comprehensive income, net of tax expense of $173	—	—	—	—	—	—	(332)	(332)
Issuance of shares under employee stock purchase plan	53,694	—	3,303	—	—	—	—	3,303
Exercise of 3.25% Convertible Note	—	—	(12)	—	—	—	—	(12)
Vested restricted stock	70,505	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(344,931)	(3)	(4,983)	—	—	(20,517)	—	(25,503)
Share based compensation	—	—	6,530	—	—	—	—	6,530
Balance, June 30, 2020	46,892,691	$469	$467,267	—	$—	$850,232	$(54,800)	$1,263,168

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, January 1, 2019	48,082,800	$481	$354,210	(600,000)	$(42,543)	$769,575	$(45,979)	$1,035,744
Net income	—	—	—	—	—	65,038	—	65,038
Other comprehensive income, net of tax expense of $184	—	—	—	—	—	—	(128)	(128)
Dividends ($0.9000 per share)	—	—	—	—	—	(43,966)	—	(43,966)
Exercise of stock options	156,038	2	5,272	—	—	—	—	5,274
Issuance of shares under employee stock purchase plan	32,154	—	1,995	—	—	—	—	1,995
Vested restricted stock	140,757	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(645,880)	(6)	(7,672)	600,000	42,543	(38,672)	—	(3,807)
Share based compensation	—	—	11,883	—	—	65	—	11,948
Balance, June 30, 2019	47,765,869	$478	$365,687	—	$—	$752,040	$(46,107)	$1,072,098

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, January 1, 2020	47,654,929	$476	$465,652	—	$—	$891,526	$(46,462)	$1,311,192
Net income	—	—	—	—	—	31,697	—	31,697
Other comprehensive income, net of tax expense of $173	—	—	—	—	—	—	(8,338)	(8,338)
Exercise of stock options	41,530	—	1,583	—	—	(631)	—	952
Issuance of shares under employee stock purchase plan	53,694	—	3,303	—	—	—	—	3,303
Exercise of 3.25% Convertible Note	—	—	(12)	—	—	—	—	(12)
Vested restricted stock	248,001	3	(3)	—	—	—	—	—
Repurchase and retirement of common stock	(1,105,463)	(10)	(16,099)	—	—	(72,360)	—	(88,469)
Share based compensation	—	—	12,843	—	—	—	—	12,843
Balance, June 30, 2020	46,892,691	$469	$467,267	—	$—	$850,232	$(54,800)	$1,263,168

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

The Company began to experience modest adverse impacts of the COVID-19 pandemic in the second quarter of 2020 and these adverse impacts are expected to continue in the third quarter of 2020, and possibly longer. Despite the modest adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of assets, (except for equity method investments), or a material change in the estimate of any contingent amounts, recorded in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020. However, there is uncertainty as to the full extent, duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position or liquidity.

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

The Company has concluded that, as a limited partner, although the obligation to absorb losses or the right to benefit from the gains is not insignificant, the Company does not have “power” over OCV because it does not have the ability to direct the significant decisions which impact the economics of OCV. J2 believes that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impact the OCV Fund’s economic performance. As a result, the Company has concluded that it will not consolidate OCV, as it is not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting. See Note 5, “Investments”.

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

Impairment or Disposal of Long-Lived Assets

J2 Global accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

J2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in the second quarter of 2020, excluding an immaterial impairment associated with a sublease (see Note 10 - Leases). No impairment was recorded in the second quarter of 2019.

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

In addition, the COVID-19 pandemic could have an adverse impact on the Company’s consolidated financial results in the third quarter of 2020, and possibly longer. As of June 30, 2020, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on the Company’s consolidated financial results may require an impairment charge related to one or more of these assets in a future period. No impairment was recorded in the second quarter of 2020 or 2019.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Digital Media	2020	2019	2020	2019
Advertising	$120,919	$109,961	$236,184	$215,561
Subscription	41,720	40,976	87,148	81,354
Other	1,348	2,422	3,346	4,127
Total Digital Media revenues	$163,987	$153,359	$326,678	$301,042

Cloud Services
Subscription	$167,040	$168,909	$336,788	$320,698
Other	18	223	54	679
Total Cloud Services revenues	$167,058	$169,132	$336,842	$321,377

Corporate	$—	$2	$1	$3
Elimination of inter-segment revenues	(61)	(61)	(144)	(97)
Total Revenues	$330,984	$322,432	$663,377	$622,325

Timing of revenue recognition
Point in time	$4,473	$7,139	$10,970	$13,944
Over time	326,511	315,293	652,407	608,381
Total	$330,984	$322,432	$663,377	$622,325

The Company has recorded $45.0 million and $31.3 million of revenue for the three months ended June 30, 2020 and 2019, respectively, and $113.5 million and $84.5 million of revenue for the six months ended June 30, 2020 and 2019, respectively, which was previously included in the contract liability balance as of the beginning of each respective year.

As of June 30, 2020, the Company acquired $0.5 million of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

The Company completed the following acquisitions during the first six months of fiscal 2020, paying the purchase price in cash in each transaction: (a) an asset purchase of EDC Systems Inc. (operating under the name “SRFax”), acquired on February 18, 2020, a Canadian-based provider of fax solutions; and (b) another immaterial acquisition of a digital media business.

The Condensed Consolidated Statement of Operations since the date of each acquisition and balance sheet as of June 30, 2020, reflect the results of operations of all 2020 acquisitions. For the six months ended June 30, 2020, these acquisitions contributed $2.9 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $27.0 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$194
Property and equipment	44
Trade names	992
Customer relationships	8,645
Goodwill	16,466
Other intangibles	1,261
Accounts payable and accrued expenses	(94)
Deferred revenue	(519)
Total	$26,989

During the six months ended June 30, 2020, the purchase price accounting has been finalized for Highwinds Capital, Inc. and Cloak Holdings, LLC and immaterial digital media and consumer privacy and protection businesses. The initial accounting for all 2020 acquisitions is incomplete and subject to change, which may be significant. J2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the six months ended June 30, 2020, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Voice, Backup, Security and CPP businesses which resulted in a net decrease in goodwill of $2.1 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net increase in goodwill of $9.1 million (see Note 8 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2020.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the six months ended June 30, 2020 is $16.5 million, of which $16.5 million is expected to be deductible for income tax purposes.

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

Furthermore, the COVID-19 pandemic has had an adverse impact on the global financial markets. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity and debt securities estimated fair value and, thus, a resulting charge to earnings in a future period.

The following table summarizes the gross unrealized gains and losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Reported Amount
June 30, 2020
Equity securities	$54,145	$(23,769)	$(480)	$29,896
Total	$54,145	$(23,769)	$(480)	$29,896

December 31, 2019
Equity securities	$34,977	$(4,164)	$(3,678)	$27,135
Total	$34,977	$(4,164)	$(3,678)	$27,135

In March 2020, a portion of the Company’s investment in equity securities declined in value primarily due to changes in the investee’s capital structure and overall market volatility. During the three and six months ended June 30, 2020, the Company recorded zero and $19.6 million of impairment loss on equity securities, respectively, which is reflected in loss on investments, net in the Condensed Consolidated Statements of Operations.

During the year ended December 31, 2019, the Company recorded a $4.2 million impairment loss related to a portion of its equity securities without a readily determinable fair market value which is reflected in other expense, net in the Condensed Consolidated Statements of Operations.

In the first quarter of 2020, in a non-cash transaction of $18.3 million, the Company exchanged shares of redeemable preferred stock that were previously classified as available-for-sale corporate debt securities for a new series of preferred stock, classified as equity securities. During the three and six months ended June 30, 2020, the Company recognized a loss on exchange of zero and $4.4 million, respectively, which is reflected in loss on investments, net in the Condensed Consolidated Statements of Operations.

At June 30, 2020, the Company had preferred stock, which was purchased for $0.8 million in the first quarter of 2020. During the three and six months ended June 30, 2020, the Company recognized a gain of zero and $3.2 million, respectively, which is reflected in loss on investments, net in the Condensed Consolidated Statements of Operations.

 The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Corporate debt securities	$511	$132	$—	$643
Total	$511	$132	$—	$643

December 31, 2019
Corporate debt securities	$23,256	$112	$(698)	$22,670
Total	$23,256	$112	$(698)	$22,670

At June 30, 2020, the Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes J2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2020	December 31, 2019
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	643	22,670
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$643	$22,670

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

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands). There were no investments in an unrealized loss position as of June 30, 2020.

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$—	$—	$22,047	$(698)	$22,047	$(698)
Total	$—	$—	$22,047	$(698)	$22,047	$(698)

As of June 30, 2020 and December 31, 2019, we did not recognize any credit losses related to debt securities.

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

In the first six months of 2020, the Company received capital call notices from the management of OCV Management, LLC. for $26.5 million, inclusive of certain management fees, of which $26.5 million has been paid for the six months ended June 30, 2020. In the first six months of 2019, the Company received capital call notices from the management of OCV Management, LLC. for $19.3 million, inclusive of certain management fees, of which $14.7 million had been paid for the six months ended June 30, 2019.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the three months ended June 30, 2020 and 2019, the Company recognized an investment loss (gain) of $5.8 million and $(4.1) million, net of tax benefit (expense), respectively, and during the six months ended June 30, 2020 and 2019, the Company recognized an investment loss (gain) of $10.1 million and $(3.6) million, respectively. The fiscal 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit. In addition, the Company recognized an investment loss in fiscal 2020 in the amount of $3.1 million, net of tax benefit. The loss is presented in the Company’s Condensed Consolidated Statement of Operations as net loss (income) in earnings of equity method investment.

During the three months ended June 30, 2020 and 2019, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the six months ended June 30, 2020 and 2019, the Company recognized management fees of $1.5 million and $1.5 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	June 30, 2020	December 31, 2019
Equity method investment	$63,503	$50,274
Maximum exposure to loss	$63,503	$50,274

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
6.Assets Held For Sale

The Company classifies assets held for sale when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell.

During the second quarter of 2020, the Company committed to a plan to sell certain Voice assets in Australia and New Zealand as they were determined to be non-core assets. Such assets are recorded within the Voice, Backup, Security, and CPP reportable segment. This determination resulted in a reclassification of assets and liabilities held for sale on the Condensed Consolidated Balance Sheet with a net carrying value of $16.5 million.

The following table presents information related to the assets and liabilities that were classified as held for sale in our Condensed Consolidated Balance Sheet (in thousands):

June 30, 2020
Accounts receivable, net	$1,638
Prepaid expenses and other current assets	537
Property and equipment, net	503
Operating lease right-of-use assets	271
Trade names, net	125
Customer relationships, net	1,864
Goodwill	13,595
Other purchased intangibles, net	37
Deferred income taxes, noncurrent	378
Other assets	92
Total assets held for sale	$19,040

Accounts payable and accrued expenses	$1,813
Deferred revenue, current	457
Operating lease liabilities, current	118
Operating lease liabilities, noncurrent	156
Total liabilities held for sale	$2,544

7.Fair Value Measurements

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

The fair value of our senior notes is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of the Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate, and is considered a Level 2 input. The fair value of the Company’s debt instruments at June 30, 2020 and December 31, 2019 was $1.6 billion and $1.8 billion, respectively (see Note 9 - Debt).

In 2019, the Company entered into a $5.5 million note payable that was short-term in nature and associated with the quarter’s acquisition activity. In the same year, the Company paid down $5.1 million of the outstanding note. As of June 30, 2020, the carrying value of the note payable approximates fair value and is classified within Level 2.

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

	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent Consideration	Option-Based Model	Risk free rate	1.9% - 2.9%	2.0%
		Debt spread	0.0% - 136.0%	52.4%
		Probabilities	5.0% - 100.0%	71.1%
		Present value factor	3.6% - 4.8%	3.6%
		Discount rate	28.6% - 42.0%	31.2%

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2020	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$383,236	$—	$—	$383,236
Corporate debt securities	—	643	—	643
Total assets measured at fair value	$383,236	$643	$—	$383,879

Liabilities:
Contingent consideration	$—	$—	$8,122	$8,122
Total liabilities measured at fair value	$—	$—	$8,122	$8,122

December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$395,664	$—	$—	$395,664
Corporate debt securities	—	623	22,047	22,670
Total assets measured at fair value	$395,664	$623	$22,047	$418,334

Liabilities:
Contingent consideration	$—	$—	$37,887	$37,887
Total liabilities measured at fair value	$—	$—	$37,887	$37,887

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2020	$37,887
Contingent consideration	5,078
Total fair value adjustments reported in earnings	(232)	General and administrative
Contingent consideration payments	(34,611)	Not applicable
Balance as of June 30, 2020	$8,122

In connection with the acquisition of Humble Bundle on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of approximately zero and $20.0 million at June 30, 2020 and December 31, 2019, respectively. Due to the Company’s achievement of certain EBITDA targets for the years ended December 31, 2019 and 2018 and the amended contingent consideration agreement, $20.0 million was paid in the first six months of 2020 and $20.0 million in fiscal 2019.

In connection with the Company’s other acquisition activity, contingent consideration of up to $19.5 million may be payable upon achieving certain future EBITDA, revenue, and/or unique visitor thresholds and had a combined fair value of $8.1 million and $8.8 million at June 30, 2020 and December 31, 2019, respectively. Due to the achievement of certain thresholds, $5.5 million was paid in the first six months of 2020.

During the six months ended June 30, 2020, the Company recorded a decrease in the fair value of the contingent consideration of $0.2 million and reported such decrease in general and administrative expenses.

8.Goodwill and Intangible Assets

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2020 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2020	$397,788	$480,084	$877,872	$755,161	$1,633,033
Goodwill acquired (Note 4)	15,844	—	15,844	622	16,466
Goodwill reclassified to noncurrent assets held for sale (1)	—	(13,595)	(13,595)	—	(13,595)
Purchase accounting adjustments (2)	—	(2,130)	(2,130)	9,065	6,935
Foreign exchange translation	(685)	(4,325)	(5,010)	(542)	(5,552)
Balance as of June 30, 2020	$412,947	$460,034	$872,981	$764,306	$1,637,287
(1) During the second quarter of 2020, the Company reclassified $13.6 million of goodwill to noncurrent assets held for sale in connection with certain Voice assets in Australia and New Zealand (see Note 6 - Assets Held for Sale).

(2) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of June 30, 2020 and December 31, 2019 as follows (in thousands):

	June 30, 2020	December 31, 2019
Trade names	$27,382	$27,379
Other	4,306	4,306
Total	$31,688	$31,685

Intangible Assets Subject to Amortization:

As of June 30, 2020, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.0 years	$194,131	$90,848	$103,283
Patent and patent licenses	6.5 years	67,925	64,324	3,601
Customer relationships (1)	8.4 years	634,319	425,977	208,342
Other purchased intangibles	4.4 years	377,698	232,151	145,547
Total (2)		$1,274,073	$813,300	$460,773
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

(2) Intangible assets of $2.0 million, which were classified as assets held for sale, were included in the total at June 30, 2020.

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

Amortization expense, included in general and administrative expense, approximated $35.6 million and $44.5 million for the three months ended June 30, 2020 and 2019, respectively, and $74.4 million and $81.8 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense is estimated to approximate $82.3 million, $119.9 million, $69.1 million, $64.7 million and $35.4 million for the remaining six months of fiscal year 2020 through fiscal year 2024, respectively, and $89.4 million thereafter through the duration of the amortization period.

9. Debt

6.0% Senior Notes

On June 27, 2017, J2 Cloud Services, LLC (“J2 Cloud”) and J2 Cloud Co-Obligor (the “Co-Issuer” and together with J2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. J2 Cloud received proceeds of $636.5 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheet as of June 30, 2020.
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

The Indenture contains certain restrictive and other covenants applicable to J2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on J2 Cloud’s membership interests or repurchasing J2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the Indenture. Restricted payments, specifically dividend payments, are applicable only if J2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of June 30, 2020, restrict J2 Cloud’s ability to pay dividends to J2 Global, Inc. The company is in compliance with its debt covenants as of June 30, 2020. In addition, based on current expectations and assumptions about the COVID-19 pandemic, the Company does not anticipate the COVID-19 pandemic to impact the compliance with its debt covenants.

As of June 30, 2020 and December 31, 2019, the estimated fair value of the 6.0% Senior Notes was approximately $661.4 million and $689.8 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 7 - Fair Value Measurements).

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

During the fourth quarter of 2019, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days ending on, and including, the last trading day of the quarter. As a result, the 3.25% Convertible Notes were convertible at the option of the holders during the quarter beginning January 1, 2020 and ending March 31, 2020. Since the Company intended to settle the principal amount in cash, the net carrying amount of the 3.25% Convertible Notes was classified within current liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2019.

During the second quarter of 2020, the last reported sale price of the Company’s common stock did not meet the conversion price threshold requirements of the 3.25% Convertible Notes and, accordingly, the 3.25% Convertible Notes are not currently convertible at the option of the holders.

As of June 30, 2020, the conversion rate is 14.7632 shares of J2 Global common stock for each $1,000 principal amount of 3.25% Convertible Notes, which represents a conversion price of approximately $67.74 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 3.25% Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, J2 Global will increase the conversion rate for a holder that elects to convert its 3.25% Convertible Notes in connection with such a corporate event.

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

Holders have the right to require J2 Global to repurchase for cash all or part of their 3.25% Convertible Notes on each of June 15, 2021 and June 15, 2024 at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, if a fundamental change, as defined in the indenture governing the 3.25% Convertible Notes, occurs prior to the maturity date, holders may require J2 Global to repurchase for cash all or part of their 3.25% Convertible Notes at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As a result of the Holders’ repurchase option on June 15, 2021, the net carrying value of the 3.25% Convertible Notes was classified within current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2020.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the 3.25% Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the 3.25% Convertible Notes using an interest rate of 5.81%. As of June 30, 2020, the remaining period over which the unamortized debt discount will be amortized is 1.0 year.

The 3.25% Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the 3.25% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 3.25% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2020 and December 31, 2019, the estimated fair value of the 3.25% Convertible Notes was approximately $446.0 million and $583.6 million, respectively.

1.75% Convertible Notes

On November 15, 2019, J2 Global issued $550.0 million aggregate principal amount of 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”). J2 Global received proceeds of $537.1 million in cash, net of purchasers’ discounts and commissions and other debt issuance costs. A portion of the net proceeds were used to pay off all amounts outstanding under the Credit Facility (see Note 11 - Commitments and Contingencies). The 1.75% Convertible Notes bear interest at a rate of 1.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The 1.75% Convertible Notes will mature on November 1, 2026, unless earlier converted or repurchased.

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of J2 Global common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of J2 Global common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. J2 Global will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of J2 Global common stock or a combination thereof at J2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. During the second quarter of 2020 and the fourth quarter of 2019, the last reported sale price of the Company’s common stock did not meet the conversion price threshold requirements of the 1.75% Convertible Notes. Therefore, the net carrying amount of the 1.75% Convertible Notes is classified as long-term debt on the consolidated balance sheets.

As of June 30, 2020, the conversion rate is 7.9864 shares of J2 Global common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents an conversion price of approximately $125.21 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), J2 Global will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.5% for the 1.75% Convertible Notes and determined the debt discount to be $118.9 million. As a result, a conversion premium after tax of $88.1 million (net of $2.8 million of the deferred issuance costs) are recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the maturity date of November 1, 2026, which management believes is the expected life of the 1.75% Convertible Notes using an interest rate of 5.5%. As of June 30, 2020, the remaining period over which the unamortized debt discount will be amortized is 6.3 years.

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through the maturity date. The unamortized balance, as of June 30, 2020, was $9.5 million. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date.

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2020 and December 31, 2019, the estimated fair value of the 1.75% Convertible Notes was approximately $465.9 million and $559.6 million, respectively.

Credit Facility

During the six months ended June 30, 2020, the Company did not draw down any amounts under its Credit Facility. The Company has capitalized a total of $0.4 million in debt issuance costs, which are being amortized to interest expense over the life of the Credit Facility. As of June 30, 2020, these debt issuance costs, net of amortization, were $0.3 million. The related interest expense was zero and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and was zero and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. See Note 11, “Commitments and Contingencies” for additional information.

Long-term debt as of June 30, 2020 and December 31, 2019 consists of the following (in thousands):

	June 30, 2020	December 31, 2019
6.0% Senior Notes	$650,000	$650,000
Convertible Notes:
3.25% Convertible Notes	402,414	402,500
1.75% Convertible Notes	550,000	550,000
Total Notes	1,602,414	1,602,500
Less: Unamortized discount	127,381	139,981
Deferred issuance costs	12,577	14,058
Total long-term debt	1,462,456	1,448,461
Less: current portion	391,092	385,532
Total long-term debt, less current portion	$1,071,364	$1,062,929

10.Leases

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

Finance leases are not material to the Company’s Condensed Consolidated Financial Statements and are therefore not included in the disclosures below.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating lease cost	$9,114	$5,377	$16,218	$11,175
Short-term lease cost	648	429	1,093	884
Total lease cost	$9,762	$5,806	$17,311	$12,059

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$110,031	$125,822
Operating lease right-of-use assets classified as assets held for sale	271	—
Total operating lease right-of-use assets	$110,302	$125,822

Operating lease liabilities, current	$26,602	$26,927
Operating lease liabilities, current classified as assets held for sale	118	—
Operating lease liabilities, noncurrent	91,279	104,070
Operating lease liabilities, noncurrent classified as assets held for sale	156	—
Total operating lease liabilities	$118,155	$130,997

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,499	$10,489
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,357	$4,954

Other supplemental operating lease information consists of the following:

	June 30, 2020	December 31, 2019

Operating leases:
Weighted average remaining lease term	5.6 years	5.9 years
Weighted average discount rate	4.25%	3.95%

Maturities of operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Operating Leases
Fiscal Year:
2020 (remainder)	$14,432
2021	27,781
2022	25,629
2023	20,022
2024	13,440
Thereafter	38,009
Total lease payments	$139,313
Less: Imputed interest	21,158
Present value of operating lease liabilities	$118,155

Sublease

Total sublease income for the three months ended June 30, 2020 and 2019 was $1.0 million and $0.6 million, respectively, and was $1.8 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively. Total estimated aggregate sublease income to be received in the future is $3.6 million.

In the second quarter of 2020, the Company recorded $2.1 million of impairment associated with one of its sublease tenants in default as a result of the economic effects of COVID-19. The impairment is presented in general and administrative expenses on the Condensed Consolidated Statement of Operations.

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

11.Commitments and Contingencies

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action lawsuit against two J2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On March 20, 2017, the District Court granted a motion for judgment on the pleadings filed by the J2 Global affiliates and dismissed all claims against the J2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. On January 29, 2019, after further appeals were exhausted, the case was remanded to the Arkansas state court. On April 1, 2019, the state court granted a motion for class certification filed by the plaintiff in 2016. Because the prior removal to federal court had deprived the state court of jurisdiction, the J2 Global affiliates had not yet filed an opposition brief to the 2016 motion when the state court granted the motion. The J2 Global affiliates appealed the order. On July 15, 2019, the J2 Global affiliates removed the case to federal court pursuant to the Class Action Fairness Act of 2005. On November 26, 2019 the court denied the Plaintiff’s motion to remand. On December 20, 2019, the court granted the Plaintiff’s motion for leave to amend its complaint. On May 21, 2020, the court denied J2 Global affiliates’ motion to dismiss. Plaintiff has filed a notice for approval of class notice, which the J2 Global affiliates have opposed.

On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against J2 Global in the Central District of California (20-cv-06906), alleging violations of federal securities laws. J2 Global intends to defend against the lawsuit.

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

Credit Agreement

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August 2019, the Lenders have provided J2 Cloud Services with a credit facility of $200.0 million (the “Credit Facility”) through December 31,

2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of June 30, 2020, were no amounts outstanding under the Credit Facility.

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

12.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 26.7% and 28.1% for the three months ended June 30, 2020 and 2019, respectively, and 37.1% and 15.0% for the six months ended June 30, 2020 and 2019, respectively. The Company’s increased rate during the six months ended June 30, 2020 is primarily a result of an increase in tax expense to establish a valuation allowance on deferred tax assets related to the impairment of certain investments. In addition, during the six months ended June 30, 2019, the Company had a decrease in the effective rate as a result of a reduction in its reserve for uncertain tax positions with no similar event for the six months ended June 30, 2020. (Loss) income before income taxes included income from domestic operations of $(2.5) million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively, and income from foreign operations of $69.0 million and $68.3 million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company had $57.6 million and $52.5 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes net of refunds received was $8.9 million and $22.4 million for the six months ended June 30, 2020 and 2019, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. The Company’s prepaid taxes were $3.7 million and $3.7 million at June 30, 2020 and December 31, 2019, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. As of June 30, 2020, the audits are ongoing.

J2 Global is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has suspended its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. As of June 30, 2020, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of June 30, 2020, the audits are ongoing.

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

13.Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021.

In November 2018 and May 2019, the Company entered into Rule 10b5-1 trading plans with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the six month period ended June 30, 2020, the Company repurchased 1,000,000 shares under this program at an aggregate cost of $79.1 million, which were subsequently retired. Cumulatively at June 30, 2020, 3.9 million shares were repurchased at an aggregate cost of $196.2 million (including an immaterial amount of commission fees).

In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisitions of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount. As a result of the acquired shares through acquisition and the purchase of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 140,819 shares of J2 Global common stock.

Periodically, participants in J2 Global’s stock plans surrender to the Company shares of J2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2020, the Company purchased 24,947 shares from plan participants for this purpose.

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

14.Stock Options and Employee Stock Purchase Plan

J2 Global’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of J2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of J2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of J2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2020, 53,811 shares underlying options and zero shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Plan since no further grants will be made under the 2007 Plan. 4,200,000 shares of J2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of J2 Global’s common stock subject to the option on the date the option is granted. As of June 30, 2020, 423,000 shares underlying options and 210,814 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	518,341	$65.77
Granted	—	—
Exercised	(41,530)	22.92
Canceled	—	—
Outstanding at June 30, 2020	476,811	$69.51	6.6	$1,820,971
Exercisable at June 30, 2020	176,811	$60.13	5.2	$1,820,971
Vested and expected to vest at June 30, 2020	388,971	$68.26	6.4	$1,820,971

The total intrinsic values of options exercised during the six months ended June 30, 2020 and 2019 were $3.0 million and $8.0 million, respectively.

The Company recognized $0.2 million and $0.2 million of compensation expense related to stock options for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $6.3 million and $6.8 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 5.5 years (i.e., the remaining requisite service period).

Fair Value Disclosure

J2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.52% and 12.98% as of June 30, 2020 and 2019, respectively.

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

On May 7, 2020, the Board of Directors approved the contract modification of an insignificant number of shares of restricted stock awards whereby selected participants waived their right to receive dividends with respect to outstanding and unvested restricted shares under their restricted stock agreements. There was no incremental compensation cost as a result of the modification.

Restricted Stock - Awards with Market Conditions

J2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the six months ended June 30, 2020 and 2019, the Company awarded 82,112 and 74,051 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the six months ended June 30, 2020 and 2019 were $70.99 and $69.99, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	June 30, 2020	June 30, 2019
Underlying stock price at valuation date	$91.17	$84.58
Expected volatility	27.0%	28.3%
Risk-free interest rate	0.7%	2.5%

Restricted stock award activity for the six months ended June 30, 2020 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	1,105,059	$64.76
Granted	1,268	98.63
Vested	(242,783)	69.78
Canceled	(4,681)	77.13
Nonvested at June 30, 2020	858,863	$63.32

Restricted stock unit award activity for the six months ended June 30, 2020 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	20,874
Granted	197,078
Vested	(5,218)
Canceled	(1,920)
Outstanding at June 30, 2020	210,814	4.1	$13,325,553
Vested and expected to vest at June 30, 2020	133,910	3.4	$8,464,473

The Company recognized $5.7 million and $6.4 million of compensation expense related to restricted stock, restricted stock units and market-based restricted stock for the three months ended June 30, 2020 and 2019, respectively, and $11.3 million and $10.8 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company had unrecognized share-based compensation cost of approximately $49.3 million and $46.1 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 4.6 years for awards and 5.0 years for units.

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

J2 Global determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 16.50% and 0.78% as of June 30, 2020 and 2019, respectively. The increase in forfeiture rate comes as a result of the Purchase Plan being offered to all employees regardless of employment location.

For the six months ended June 30, 2020 and 2019, 53,694 shares and 32,154 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of J2 Global common stock under the Purchase Plan was $3.3 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, 1,469,874 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.6 million and $0.3 million of compensation expense related to the Purchase Plan for the three months ended June 30, 2020 and 2019, respectively, and $1.1 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	June 30, 2020	June 30, 2019
Risk-free interest rate	0.1%	2.4%
Expected term (in years)	0.5	0.5
Dividend yield	—%	1.1%
Expected volatility	24.0%	26.8%
Weighted average volatility	24.0%	26.8%

15.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted net income per common share:
Net income attributable to J2 Global, Inc. common shareholders	$38,101	$32,589	$31,697	$65,038
Net income available to participating securities (a)	(178)	(401)	(221)	(825)
Net income available to J2 Global, Inc. common shareholders	$37,923	$32,188	$31,476	$64,213
Denominator:
Weighted-average outstanding shares of common stock	46,850,944	47,727,786	47,235,859	47,644,729
Dilutive effect of:
Equity incentive plans	—	64,291	20,037	76,652
Convertible debt (b)	586,611	1,310,802	1,023,521	1,085,111
Common stock and common stock equivalents	47,437,555	49,102,879	48,279,417	48,806,492
Net income per share:
Basic	$0.81	$0.67	$0.67	$1.35
Diluted	$0.80	$0.66	$0.65	$1.32

(a)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)Represents the incremental shares issuable upon conversion of the 3.25% Convertible Notes due June 15, 2029 and 1.75% Convertible Notes due November 1, 2026 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 9 - Debt).

For the three and six months ended June 30, 2020 and 2019, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

16.Segment Information

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
Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by reportable segment:
Fax and Martech (1)	$93,976	$95,567	$188,643	$188,850
Voice, Backup, Security, and CPP (1)	73,082	73,565	148,199	132,527
Cloud Services Total	167,058	169,132	336,842	321,377

Digital Media	163,987	153,359	326,678	301,042
Elimination of inter-segment revenues	(61)	(61)	(144)	(97)
Total segment revenues	330,984	322,430	663,376	622,322
Corporate (2)	—	2	1	3
Total revenues	$330,984	$322,432	$663,377	$622,325

Gross profit by reportable segment:
Fax and Martech (1)	$77,245	$81,141	$156,714	$160,326
Voice, Backup, Security, and CPP (1)	50,386	51,393	102,341	91,970
Cloud Services Total	127,631	132,534	259,055	252,296

Digital Media	146,649	129,691	288,569	258,844
Elimination of inter-segment gross profit	(61)	(61)	(144)	(97)
Total segment gross profit	274,219	262,164	547,480	511,043
Corporate (2)	(37)	2	(36)	3
Total gross profit	$274,182	$262,166	$547,444	$511,046

Direct costs by reportable segment (3):
Fax and Martech (1)	$28,789	$31,455	$60,507	$65,689
Voice, Backup, Security, and CPP (1)	36,863	38,732	80,835	65,726
Cloud Services Total	65,652	70,187	141,342	131,415

Digital Media	129,829	128,158	266,797	258,326
Elimination of inter-segment direct costs	(61)	(61)	(144)	(97)
Total segment direct costs	195,420	198,284	407,995	389,644
Corporate (2)	5,722	7,268	11,162	13,926
Total direct costs (3)	$201,142	$205,552	$419,157	$403,570

Operating income by reportable segment:
Fax and Martech (1)	$48,456	$49,686	$96,207	$94,637
Voice, Backup, Security, and CPP (1)	13,523	12,661	21,506	26,244
Cloud Services Total	61,979	62,347	117,713	120,881

Digital Media	16,820	1,533	21,772	518
Total segment operating income	78,799	63,880	139,485	121,399
Corporate (2)	(5,759)	(7,266)	(11,198)	(13,923)
Total income from operations	$73,040	$56,614	$128,287	$107,476

(1) The Company reclassified certain intercompany revenue and expenses within the six months ended June 30, 2020 and three and six months ending June 30, 2019 for Cloud Services in order to better align with a stand-alone presentation.

(2) Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.
(3) Direct costs for each segment include other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses.

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions other than as presented for Cloud Services and Digital Media. Accordingly, the following segment information is presented for Cloud Services and Digital Media.

	June 30, 2020	December 31, 2019
Assets:
Cloud Services (1)	$1,477,190	$1,466,969
Digital Media	1,433,537	1,561,024
Total assets from Cloud Services and Digital Media	2,910,727	3,027,993
Corporate	508,718	477,853
Total assets	$3,419,445	$3,505,846

(1) Assets of $19.0 million, which were classified as held for sale, were included with Cloud Services at June 30, 2020 (see Note 6 - Assets Held For Sale).
	Six Months Ended June 30,
	2020	2019
Capital expenditures:
Cloud Services	$21,096	$9,605
Digital Media	29,441	21,186
Total capital expenditures from Cloud Services and Digital Media	50,537	30,791
Corporate	—	—
Total capital expenditures	$50,537	$30,791

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and amortization:
Cloud Services	$16,992	$20,492	$37,831	$33,841
Digital Media	32,565	35,898	65,120	71,077
Total depreciation and amortization from Cloud Services and Digital Media	49,557	56,390	102,951	104,918
Corporate	531	613	1,117	1,294
Total depreciation and amortization	$50,088	$57,003	$104,068	$106,212

J2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
United States	$261,157	$253,234	$531,466	$484,577
Canada	17,000	17,300	33,570	34,353
Ireland	12,570	15,440	25,573	31,063
All other countries	40,257	36,458	72,768	72,332
	$330,984	$322,432	$663,377	$622,325

	June 30, 2020	December 31, 2019
Long-lived assets:
United States	$636,599	$701,580
All other countries (1)	79,474	76,927
Total	$716,073	$778,507
(1) Long-lived assets of $2.8 million, which were classified as assets held for sale, were included with foreign assets at June 30, 2020.

17.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the three months ended June 30, 2020 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$433	$(54,901)	$(54,468)
Other comprehensive loss	(163)	(169)	(332)
Net current period other comprehensive loss	(163)	(169)	(332)
Ending balance	$270	$(55,070)	$(54,800)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the six months ended June 30, 2020 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$(275)	$(46,187)	$(46,462)
Other comprehensive income (loss)	545	(8,883)	(8,338)
Net current period other comprehensive income (loss)	545	(8,883)	(8,338)
Ending balance	$270	$(55,070)	$(54,800)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2020 (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Operations
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Unrealized loss on available-for-sale investments	$—	$698	Loss on investments, net
	—	698	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$—	$698	Net Income

18.Subsequent Events

In July 2020, the Company repurchased 140,819 shares under its share repurchase program at an aggregate cost of $8.4 million, which were subsequently retired. The July repurchase of shares completes the Company’s 2012 Program.

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of the Company’s common stock through August 6, 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any), in Part II Item 1A - “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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
J2 Global was incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Cloud Services business, operated by our wholly-owned subsidiary, J2 Cloud Services, LLC (formerly J2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995. We manage our operations through two businesses: Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our businesses is included within Note 16 - Segment Information of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Management is actively monitoring the global situation and will take further action to alter our operations as may be required by federal, foreign, state and local authorities or that we determine are otherwise necessary or appropriate under the circumstances. The full extent, duration and overall impact of the COVID-19 pandemic is currently unknown and depends on future developments that are uncertain and unpredictable. Therefore, we are continuing to assess the impact to our results of operations, financial position and liquidity based on our current assessment of the situation which could change based on the spread of the pandemic and additional government action which could limit economic activity or cause for a slower reopening of the economy.

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

The following table sets forth certain key operating metrics for our Cloud Services business as of and for the three and six months ended June 30, 2020 and 2019 (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Subscriber revenues:
Fixed (1)	$140,755	$140,352	$282,241	$264,661
Variable (1)	26,285	28,557	54,547	56,037
Total subscriber revenues	$167,040	$168,909	$336,788	$320,698
Other license revenues	18	223	54	679
Total revenues	$167,058	$169,132	$336,842	$321,377

Percentage of total subscriber revenues:
Fixed	84.3%	83.1%	83.8%	82.5%
Variable	15.7%	16.9%	16.2%	17.5%

Total revenues:
Number-based	$94,988	$97,379	$191,502	$194,447
Non-number-based	72,070	71,753	145,340	126,930
Total revenues	$167,058	$169,132	$336,842	$321,377

Average monthly revenue per Cloud Business Customer (ARPU) (2)(3)	$13.66	$14.01
Cancel Rate (4)	2.2%	2.5%

(1)The first quarter 2020 disclosure of $144.8 million in fixed subscriber revenue included $3.3 million of revenue which was subsequently determined to be variable subscriber revenue. As a result, the fixed and variable subscriber revenue for the six months ended June 30, 2020 has been corrected in the table above.

(2)Quarterly ARPU is calculated using our standard convention of applying the average of the quarter’s beginning and ending base to the total revenue for the quarter. We believe ARPU provides investors an understanding of the average monthly revenues we recognize associated with each Cloud Services customer. As ARPU varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across our Cloud Services customer base.

(3)Cloud Services customers are defined as paying direct inward dialing numbers for fax and voice services, and direct and resellers’ accounts for other services.

(4)Cancel Rate is defined as cancels of small and medium business and individual Cloud Services customers with greater than four months of continuous service (continuous service includes Cloud Services customers administratively canceled and reactivated within the same calendar month), and enterprise Cloud Services customers beginning with their first day of service. Calculated monthly and expressed as an average over the three months of the quarter.

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

The following table sets forth certain key operating metrics for our Digital Media business for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Visits (1)	2,359	1,618	4,504	3,425
Page views	7,786	6,492	15,533	13,579
Sources: Google Analytics and Partner Platforms

(1) Page views for the six months ended June 30, 2020 include an adjustment of 0.6 billion views not previously reported

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2019 Annual Report on Form 10-K filed with the SEC on March 2, 2020. During the three months ended June 30, 2020, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2020

Cloud Services
Given the uncertainty of the current macroeconomic environment and the impact of the COVID-19 pandemic, we expect the revenue for the remainder of fiscal year 2020 to be modestly lower compared to the prior-year comparable period. The main focus of our Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.
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

Digital Media
Given the uncertainty of the current macroeconomic environment and the impact of the COVID-19 pandemic, we expect the revenue for the remainder of fiscal year 2020 to be flat to slightly lower compared to the prior-year comparable period. We expect the Digital Media business to improve as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online, but these initiatives will be offset by the impact of COVID-19 in the near term. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.

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
J2 Global Consolidated
Based on the trends discussed above with respect to our Cloud Services and Digital Media businesses, we anticipate our consolidated revenue for the remainder of fiscal year 2020 to be modestly lower compared to the prior-year comparable period.
We expect operating profit as a percentage of revenues to generally decrease in the future primarily due to the fact that revenue with respect to our Digital Media business (i) is increasing as a percentage of our revenue on a consolidated basis and (ii) has historically operated at a lower operating margin.

Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
Revenues	$330,984	$322,432	3%	$663,377	$622,325	7%

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

Our revenues in 2020 have increased over the comparable three and six month periods of 2019 primarily due to a combination of acquisitions and organic growth; partially offset by declines in certain areas of both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
Cost of revenue	$56,802	$60,266	(6)%	$115,933	$111,279	4%
As a percent of revenue	17%	19%		17%	18%

Cost of revenues is primarily comprised of costs associated with network operations, content fees, editorial and production costs, database hosting and online processing fees. The decrease in cost of revenues for the three months ended June 30, 2020 was primarily due to a lower content fees, campaign fulfillment cost and other editorial and production costs; partially offset by an increase in depreciation. The increase in cost of revenues for the six months ended June 30, 2020 was primarily due to higher depreciation, database hosting, network operations and online processing fees; partially offset by a decrease in content fees, campaign fulfillment cost and other editorial and production costs.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
Sales and Marketing	$92,805	$88,446	5%	$192,243	$175,326	10%
As a percent of revenue	28%	27%		29%	28%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended June 30, 2020 was $33.9 million (primarily consists of $23.4 million of third-party advertising costs and $8.9 million of personnel costs) compared to 2019 of $38.5 million (primarily consists of $28.1 million of third-party advertising costs and $9.6 million of personnel costs). Advertising cost for the six months ended June 30, 2020 was $72.8 million (primarily consists of $50.7 million of third-party advertising costs and $18.4 million of personnel costs) compared to 2019 of $74.7 million (primarily consists of $53.2 million of third-party advertising costs and $19.4 million of personnel costs).The increase in sales and marketing expenses for the three and six months ended June 30, 2020 versus the prior comparable periods was primarily due to increased personnel costs, partner revenue share, software licenses and consulting fees associated with the acquisition of businesses acquired in and subsequent to the second quarter 2019 within the Digital Media and Cloud Services businesses.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
Research, Development and Engineering	$13,606	$11,938	14%	$29,012	$24,922	16%
As a percent of revenue	4%	4%		4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and six months ended June 30, 2020 versus the prior comparable periods was primarily due to an increase in costs associated with businesses acquired in and subsequent to the second quarter 2019.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
General and Administrative	$94,731	$105,168	(10)%	$197,902	$203,322	(3)%
As a percent of revenue	29%	33%		30%	33%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The decrease in general and administrative expense for the three months ended June 30, 2020 versus the prior comparable period was primarily due to decreased amortization of intangible assets. The decrease in general and administrative expense for the six months ended June 30, 2020 versus the prior comparable period was primarily due to changes in the fair value of contingent consideration and decreased amortization of intangible assets; partially offset by increased depreciation, costs relating to businesses acquired in and subsequent to the second quarter 2019, professional fees and non-income taxes.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$143	$131	$277	$263
Operating expenses:
Sales and marketing	416	389	814	793
Research, development and engineering	484	361	915	719
General and administrative	5,487	5,981	10,837	10,173
Total	$6,530	$6,862	$12,843	$11,948

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $22.2 million and $17.3 million for the three months ended June 30, 2020 and 2019, respectively, and $43.2 million and $33.4 million for the six months ended June 30, 2020 and 2019, respectively. Interest expense, net increased over the prior comparable periods primarily due to the issuance of our 1.75% Convertible Senior Notes in the fourth quarter 2019.

Loss on investments, net. Our loss on investments, net is generated from gains or losses from investments in equity and debt securities. Our loss on investments, net was $3 thousand and $24 thousand for the three months ended June 30, 2020 and 2019, respectively, and $20.8 million and $38.0 thousand for the six months ended June 30, 2020 and 2019, respectively. Our loss on investments, net for the three month ended June 30, 2020 was comparable to the prior period. Our net loss on investments, net increased for the six months ended June 30, 2020 versus the prior comparable periods due to net losses realized on certain investments as the result of changes in the investee’s capital structure and overall market volatility.

Other (income) expense, net. Our other (income) expense, net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other (income) expense, net was $(9.1) million and $(0.4) million for the three months ended June 30, 2020 and 2019, respectively, and $(2.2) million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively. Other (income) expense, net increased for the three and six months ended June 30, 2020 versus the prior comparable periods primarily due to reduced losses on currency exchange.

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

Provision for income taxes amounted to $16.0 million and $11.1 million for the three months ended June 30, 2020 and 2019, respectively, and $24.7 million and $10.9 million for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate was 26.7% and 28.1% for the three months ended June 30, 2020 and 2019, respectively, and 37.1% and 15.0% for the six months ended June 30, 2020 and 2019, respectively.

The decrease in our effective income tax rate for the three months ended June 30, 2020 was primarily attributable to the following:

1.a decrease during 2020 due to similar discrete tax costs having a lesser impact to our effective income tax rate as a result of the increase in our pre-tax income; and

2.a decrease in tax expense in 2020 due to a reduction in foreign income subject to U.S. income tax (Global Intangible Low-Taxed Income or “GILTI”) as part of the Tax Cuts and Jobs Act of 2017; partially offset by
3.an increase in tax expense during 2020 due to establishing a valuation allowance on deferred tax assets related to the impairment of certain investments; and

4.a decrease in the benefit of a portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.

The increase in our effective income tax rate for the six months ended June 30, 2020 was primarily attributable to the following:

1.an increase in tax expense during 2020 due to establishing a valuation allowance on deferred tax assets related to the impairment of certain investments;

2.an increase in tax expense due to discrete tax benefits related to a reduction in our net reserve for uncertain tax positions that was recorded for the six months ended June 30, 2019 with no similar events for the six months ended June 30, 2020; and

3.a decrease in the benefit of a portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; partially offset by
4.a decrease in tax expense in 2020 due to a reduction in foreign income subject to U.S. income tax (GILTI) as part of the Tax Cuts and Jobs Act of 2017.

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

The net loss (income) in earnings of equity method investment was $5.8 million and $(4.1) million, net of tax benefit (expense) for the three months ended June 30, 2020 and 2019, respectively, and $10.1 million and $(3.6) million for the six months ended June 30, 2020 and 2019, respectively. The fiscal 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit. In addition, the Company recognized an investment loss in fiscal 2020 in the amount of $3.1 million, net of tax benefit. During the three months ended June 30, 2020 and 2019, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the six months ended June 30, 2020 and 2019, the Company recognized management fees of $1.5 million and $1.5 million, net of tax benefit, respectively.

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
Cloud Services
The following results are presented for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
External net sales	$167,058	$169,132	$336,842	$321,377
Inter-business net sales	—	—	—	—
Net sales	167,058	169,132	336,842	321,377
Cost of revenues	39,427	36,598	77,787	69,081
Gross profit	127,631	132,534	259,055	252,296
Operating expenses	65,652	70,187	141,342	131,415
Operating income	$61,979	$62,347	$117,713	$120,881

Cloud Services’ net sales of $167.1 million for the three months ended June 30, 2020 decreased $2.1 million, or 1.2%, from the prior comparable period due to the impact of the COVID-19 pandemic. Net sales of $336.8 million for the six months ended June 30, 2020 increased $15.5 million, or 4.8%, from the prior comparable period primarily due to business acquisitions acquired in and subsequent to the second quarter 2019.
Cloud Services’ gross profit of $127.6 million for the three months ended June 30, 2020 decreased $4.9 million, or 3.7%, and gross profit of $259.1 million for the six months ended June 30, 2020 increased $6.8 million, or 2.7%, from the prior comparable periods primarily due to the impact of the COVID-19 pandemic.
Cloud Services’ operating expenses of $65.7 million for the three months ended June 30, 2020 decreased $4.5 million from the prior comparable period primarily due to lower amortization of intangible assets. Operating expenses of $141.3 million for the six months ended June 30, 2020 increased $9.9 million from the prior comparable period primarily due to expense associated with businesses acquired in and subsequent to the prior comparable period including (a) marketing and advertising costs; (b) non-income taxes; and (c) additional salary and related costs.
As a result of these factors, Cloud Services’ operating income of $62.0 million for the three months ended June 30, 2020 decreased $0.4 million, or 0.6%, and operating income of $117.7 million for the six months ended June 30, 2020 decreased $3.2 million, or 2.6%, from the prior comparable periods.
Digital Media
 The following results are presented for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
External net sales	$163,926	$153,298	$326,534	$300,945
Inter-business net sales	61	61	144	97
Net sales	163,987	153,359	326,678	301,042
Cost of revenues	17,338	23,668	38,109	42,198
Gross profit	146,649	129,691	288,569	258,844
Operating expenses	129,829	128,158	266,797	258,326
Operating income (loss)	$16,820	$1,533	$21,772	$518
Digital Media’s net sales of $164.0 million for the three months ended June 30, 2020 increased $10.6 million, or 6.9%, from the prior comparable period due to business acquisitions. Net sales of $326.7 million for the six months ended June 30, 2020 increased $25.6 million, or 8.5%, from the prior comparable period primarily due to business acquisitions.
Digital Media’s gross profit of $146.6 million for the three months ended June 30, 2020 increased $17.0 million, or 13.1%, and gross profit of $288.6 million for the six months ended June 30, 2020 increased $29.7 million, or 11.5%, from the prior comparable periods primarily due to business acquisitions.
Digital Media’s operating expenses of $129.8 million for the three months ended June 30, 2020 increased $1.7 million, and operating expenses of $266.8 million for the six months ended June 30, 2020 increased $8.5 million from the prior comparable periods primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs including severance; (b) marketing and advertising costs; and (c) depreciation; partially offset by (d) lower fair value adjustments associated with contingent consideration; and (e) amortization of intangible assets.
As a result of these factors, Digital Media’s operating income of $16.8 million for the three months ended June 30, 2020 increased $15.3 million or 997.2%, and operating income of $21.8 million for the six months ended June 30, 2020 increased $21.3 million, or 4,103.1%, from the prior comparable periods.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2020, we had cash and investments of $710.9 million compared to $675.7 million at December 31, 2019. The increase in cash and investments resulted primarily from cash provided from operations; partially offset by cash used in the repurchase of common stock, purchases of property and equipment (including capitalized labor), investments and business acquisitions. At June 30, 2020, cash and investments consisted of cash and cash equivalents of $616.8 million and long-term investments of $94.0 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. As of June 30, 2020, cash and investments held within domestic and foreign jurisdictions were $645.7 million and $65.2 million, respectively.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August 2019, the Lenders have provided J2 Cloud Services with a credit facility of $200.0 million (the “Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of June 30, 2020, there were no amounts outstanding under the Credit Facility.

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

In the first six months of 2020, the Company received capital call notices from the management of OCV Management, LLC. for $26.5 million, inclusive of certain management fees, of which $26.5 million has been paid for the six months ended June 30, 2020.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $241.6 million and $212.2 million for the six months ended June 30, 2020 and 2019, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2020 compared to 2019 was attributable to a decrease in accounts receivables, higher uncertain tax positions and income taxes payable; partially offset by a decrease in accounts payable and accrued expenses due to the timing of payments. Our cash and cash equivalents were $616.8 million and $575.6 million at June 30, 2020 and December 31, 2019, respectively.

Net cash used in investing activities was $96.9 million and $311.5 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, net cash used in investing activities was primarily due to capital expenditures associated with the purchase of property and equipment (including capitalized labor), the purchase of investments and business acquisitions. The decrease in our net cash used in investing activities in 2020 compared to 2019 was primarily due to fewer business acquisitions.

Net cash (used in) provided by financing activities was $(101.5) million and $44.8 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, net cash used in financing activities was primarily due to repurchase of common stock and business acquisitions. The change in net cash used in financing activities in

2020 compared to 2019 was primarily attributable repurchase of common stock and borrowing under the line of credit in 2019 that did not occur in 2020; partially offset by lower dividend payments.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. During the six month period ended June 30, 2020, we repurchased 1,000,000 shares under this program. Cumulatively at June 30, 2020, 3.9 million shares were repurchased at an aggregate cost of $196.2 million (including an immaterial amount of commission fees). In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisitions of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount. As a result of the acquired shares through acquisition and the purchase of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 140,819 shares of J2 Global common stock.

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of the Company’s common stock through August 6, 2025 (see Note 18 - Subsequent Events of the Notes to the Condensed Consolidated Financial Statements).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2020:

	Payments Due in (in thousands)
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt - principal (a)	$—	$402,414	$—	$—	$—	$1,200,000	$1,602,414
Long-term debt - interest (b)	30,852	55,164	48,625	48,625	48,625	58,250	290,141
Operating leases (c)	14,432	27,781	25,629	20,022	13,440	38,009	139,313
Finance leases (d)	877	598	317	28	—	—	1,820
Telecom services and co-location facilities (e)	1,787	2,163	1,074	95	—	—	5,119
Short-term note payable (f)	400	—	—	—	—	—	400
Holdback payments (g)	4,532	1,511	1,511	—	—	—	7,554
Contingent consideration (h)	2,092	—	—	—	—	—	2,092
Transition Tax (i)	—	—	—	—	3,189	8,486	11,675
Self-Insurance (j)	10,926	5,753	—	—	—	—	16,679
Other (k)	711	614	598	—	—	—	1,923
Total	$66,609	$495,998	$77,754	$68,770	$65,254	$1,304,745	$2,079,130

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

As of June 30, 2020, our liability for uncertain tax positions was $57.6 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented contingent consideration associated with acquisitions (other than contingent consideration which we have deemed as certain in terms of amount and timing) in the table above due to the uncertainty of the amounts and the timing of cash settlements. We have also not presented our remaining commitment to OCV Management, LLC of approximately $101.4 million due to the uncertainty of timing of funding requests.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2020, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of June 30, 2020, we had investments in debt securities with effective maturities greater than one year of approximately $0.6 million. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $616.8 million and $575.6 million, respectively.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August 2019, the Lenders have provided J2 Cloud Services with a credit facility of $200.0 million (the “Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of June 30, 2020, there were no amounts outstanding under the Credit Facility.

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

If the LIBOR-based interest rates or Federal Funds Effective Rate would have increased by 100 basis points, annual interest expense would have increased by zero as it relates to our Credit Facility that bear variable market interest rates due to the fact there are no amounts outstanding under such facility at June 30, 2020.

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

Foreign exchange (gains) losses for the three months ended June 30, 2020 and 2019 were $(8.8) million and $(0.3) million, respectively, and for the six months ended June 30, 2020 and 2019 were $1.1 million and $1.9 million, respectively. The decrease in losses to our earnings in the three months and six months ended June 30, 2020 were attributable to lower inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended June 30, 2020 and 2019 were $(0.2) million and $(1.2) million, respectively, and for the six months ended June 30, 2020 and 2019 were $(8.9) million and $(0.7) million, respectively.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

See Note 11 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in J2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “10-K Risk Factors”) and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “10-K/10-Q Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2020. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K/10-Q Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K/10-Q Risk Factors.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

 None.

(b)Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. Cumulatively at June 30, 2020, 3.9 million shares were repurchased under the 2012 Program at an aggregate cost of $196.2 million (including an immaterial amount of commission fees). In July 2020, the Company repurchased 140,819 shares under its share repurchase program at an aggregate cost of $8.4 million, which were subsequently retired. The July repurchase of shares completes the Company’s 2012 Program (see Note 18 - Subsequent Events of the Notes to the Condensed Consolidated Financial Statements).

In March and April 2020, the Company acquired 680,016 shares and 319,984 shares respectively, of J2 Global common stock in connection with the 2012 Program. In addition, in August 2019, the Company acquired 197,870 shares of J2 Global common stock in connection with the 2012 Program. In each case, the Company subsequently retired the shares within the same month. In December 2018, the Company acquired 600,000 shares of J2 Global common stock in connection with the 2012 Program and subsequently retired the shares in March 2019 (see Note 13 - Stockholders’ Equity of the Notes to the Condensed Consolidated Financial Statements).

In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisitions of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount. As a result of the acquired shares through acquisition and the purchase of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 140,819 shares of J2 Global common stock.

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of the Company’s common stock through August 6, 2025 (see Note 18 - Subsequent Events of the Notes to the Condensed Consolidated Financial Statements).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2020 - April 30, 2020	320,447	$73.62	319,984	140,819
May 1, 2020 - May 31, 2020	23,817	$77.89	—	140,819
June 1, 2020 - June 30, 2020	667	$74.00	—	140,819
Total	344,931		319,984	140,819
(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

10.1	Form of Waiver Regarding Restricted Stock Agreements

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Jube 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL
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

J2 Global, Inc.

Date:	August 10, 2020	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2020	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

10.1	Form of Waiver Regarding Restricted Stock Agreements

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Jube 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL

(1) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014.
(2) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 1, 2019.