Form 10-Q
period 2020-09-30
J2 GLOBAL, INC.
filed 2020-11-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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

As of November 4, 2020, the registrant had 45,592,054 shares of common stock outstanding.

J2 GLOBAL, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$567,930	$575,615
Accounts receivable, net of allowances of $13,202 and $12,701, respectively	192,800	261,928
Prepaid expenses and other current assets	46,594	49,347
Total current assets	807,324	886,890
Long-term investments	96,575	100,079
Property and equipment, net	147,268	127,817
Operating lease right-of-use assets	97,439	125,822
Trade names, net	126,859	138,029
Customer relationships, net	190,689	238,502
Goodwill	1,661,546	1,633,033
Other purchased intangibles, net	142,018	180,022
Deferred income taxes, noncurrent	57,490	59,976
Other assets	15,785	15,676
TOTAL ASSETS	$3,342,993	$3,505,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$177,820	$238,059
Income taxes payable, current	12,733	17,758
Deferred revenue, current	155,806	162,855
Operating lease liabilities, current	27,673	26,927
Current portion of long-term debt	393,980	385,532
Other current liabilities	901	1,973
Total current liabilities	768,913	833,104
Long-term debt	1,075,071	1,062,929
Deferred revenue, noncurrent	11,232	12,744
Operating lease liabilities, noncurrent	87,563	104,070
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	60,197	52,451
Deferred income taxes, noncurrent	115,356	107,453
Other long-term liabilities	36,649	10,228
TOTAL LIABILITIES	2,166,656	2,194,654
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 44,767,341 and 47,654,929 shares at September 30, 2020 and December 31, 2019, respectively.	448	476
Additional paid-in capital	451,741	465,652
Retained earnings	782,142	891,526
Accumulated other comprehensive loss	(57,994)	(46,462)
TOTAL STOCKHOLDERS’ EQUITY	1,176,337	1,311,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,342,993	$3,505,846
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$356,976	$344,141	$1,020,353	$966,466

Cost of revenues (1)	55,822	61,716	171,755	172,995
Gross profit	301,154	282,425	848,598	793,471
Operating expenses:
Sales and marketing (1)	95,074	98,486	287,317	273,812
Research, development and engineering (1)	14,261	13,770	43,273	38,692
General and administrative (1)	114,381	110,810	312,283	314,132
Total operating expenses	223,716	223,066	642,873	626,636
Income from operations	77,438	59,359	205,725	166,835
Interest expense, net	22,712	17,271	65,879	50,625
Gain on sale of businesses	(17,122)	—	(17,122)	—
Loss on investments, net	156	7	20,991	45
Other (income) expense, net	(14,230)	857	(16,413)	2,657
Income before income taxes and net loss (income) in earnings of equity method investment	85,922	41,224	152,390	113,508
Income tax expense	24,330	6,998	49,011	17,851
Net loss (income) in earnings of equity method investment	709	3,481	10,799	(126)
Net income	$60,883	$30,745	$92,580	$95,783

Net income per common share:
Basic	$1.31	$0.63	$1.96	$1.98
Diluted	$1.31	$0.62	$1.93	$1.93
Weighted average shares outstanding:
Basic	46,279,515	47,673,211	46,914,750	47,654,327
Diluted	46,309,072	49,064,272	47,620,308	48,892,523

(1) Includes share-based compensation expense as follows:
Cost of revenues	$136	$127	$413	$390
Sales and marketing	321	419	1,135	1,212
Research, development and engineering	425	373	1,340	1,092
General and administrative	4,918	5,527	15,755	15,700
Total	$5,800	$6,446	$18,643	$18,394

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$60,883	$30,745	$92,580	$95,783
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3,202)	(8,166)	(12,085)	(8,852)
Change in fair value on available-for-sale investments, net of tax expense of $141 and $314 for the three and nine months ended September 30, 2020, respectively, and zero and $184 for the three and nine months ended September 30, 2019, respectively.	8	—	553	558
Other comprehensive loss, net of tax	(3,194)	(8,166)	(11,532)	(8,294)
Comprehensive income	$57,689	$22,579	$81,048	$87,489

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2020	2019
Net income	$92,580	$95,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,680	170,409
Amortization of financing costs and discounts	21,393	9,072
Non-cash operating lease costs	15,686	14,474
Share-based compensation	18,643	18,394
Provision for doubtful accounts	9,508	9,217
Deferred income taxes, net	7,815	2,850
Gain on sale of businesses	(17,122)	—
Lease asset impairments and other charges	9,786	—
Changes in fair value of contingent consideration	(243)	8,044
Foreign currency remeasurement gain	(15,919)	—
Loss (income) on equity method investments	10,799	(166)
Loss on equity and debt investments	20,826	—
Decrease (increase) in:
Accounts receivable	57,560	29,953
Prepaid expenses and other current assets	(3,279)	(10,094)
Other assets	543	(1,528)
Increase (decrease) in:
Accounts payable and accrued expenses	(26,430)	623
Income taxes payable	(496)	(15,179)
Deferred revenue	(10,494)	777
Operating lease liabilities	(12,857)	(13,612)
Liability for uncertain tax positions	7,746	(9,144)
Other long-term liabilities	6,284	(566)
Net cash provided by operating activities	356,009	309,307
Cash flows from investing activities:
Distribution from equity method investment	—	10,288
Purchases of equity method investment	(29,979)	(22,338)
Purchases of equity investments	(843)	—
Purchases of property and equipment	(71,266)	(49,483)
Acquisition of businesses, net of cash received	(27,156)	(411,349)
Proceeds from sale of businesses	24,353	—
Proceeds from sale of assets	507	—
Purchases of intangible assets	(2,902)	(46)
Net cash used in investing activities	(107,286)	(472,928)
Cash flows from financing activities:
Payment of note payable	(400)	(5,100)
Proceeds from line of credit	—	185,000
Repayment of line of credit	—	(57,000)
Repurchase of common stock	(238,905)	(20,562)
Issuance of common stock under employee stock purchase plan	3,303	1,995
Exercise of stock options	952	5,274
Dividends paid	—	(43,966)
Deferred payments for acquisitions	(20,427)	(17,734)
Other	(1,377)	(1,055)
Net cash (used in) provided by financing activities	(256,854)	46,852
Effect of exchange rate changes on cash and cash equivalents	446	(520)
Net change in cash and cash equivalents	(7,685)	(117,289)
Cash and cash equivalents at beginning of period	575,615	209,474
Cash and cash equivalents at end of period	$567,930	$92,185
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2019 and 2020
(unaudited, in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, July 1, 2019	47,765,869	$478	$365,687	—	$—	$752,040	$(46,107)	$1,072,098
Net income	—	—	—	—	—	30,745	—	30,745
Other comprehensive income, net of tax expense of zero	—	—	—	—	—	—	(8,166)	(8,166)
Vested restricted stock	26,989	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(206,923)	(2)	(2,160)	—	—	(14,593)	—	(16,755)
Share based compensation	—	—	6,446	—	—	—	—	6,446
Balance, September 30, 2019	47,585,935	$476	$369,973	—	$—	$768,192	$(54,273)	$1,084,368

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, July 1, 2020	46,892,691	$469	$467,267	—	$—	$850,232	$(54,800)	$1,263,168
Net income	—	—	—	—	—	60,883	—	60,883
Other comprehensive income, net of tax expense of $141	—	—	—	—	—	—	(3,194)	(3,194)
Vested restricted stock	19,893	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(2,145,243)	(21)	(21,442)	—	—	(128,973)	—	(150,436)
Share based compensation	—	—	5,800	—	—	—	—	5,800
Other, net	—	—	116	—	—	—	—	116
Balance, September 30, 2020	44,767,341	$448	$451,741	—	$—	$782,142	$(57,994)	$1,176,337

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, January 1, 2019	48,082,800	$481	$354,210	(600,000)	$(42,543)	$769,575	$(45,979)	$1,035,744
Net income	—	—	—	—	—	95,783	—	95,783
Other comprehensive income, net of tax expense of $184	—	—	—	—	—	—	(8,294)	(8,294)
Dividends ($0.9000 per share)	—	—	—	—	—	(43,966)	—	(43,966)
Exercise of stock options	156,038	2	5,272	—	—	—	—	5,274
Issuance of shares under employee stock purchase plan	32,154	—	1,995	—	—	—	—	1,995
Vested restricted stock	167,746	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(852,803)	(8)	(9,832)	600,000	42,543	(53,265)	—	(20,562)
Share based compensation	—	—	18,329	—	—	65	—	18,394
Balance, September 30, 2019	47,585,935	$476	$369,973	—	$—	$768,192	$(54,273)	$1,084,368

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, January 1, 2020	47,654,929	$476	$465,652	—	$—	$891,526	$(46,462)	$1,311,192
Net income	—	—	—	—	—	92,580	—	92,580
Other comprehensive income, net of tax expense of $314	—	—	—	—	—	—	(11,532)	(11,532)
Exercise of stock options	41,530	—	1,583	—	—	(631)	—	952
Issuance of shares under employee stock purchase plan	53,694	—	3,303	—	—	—	—	3,303
Exercise of 3.25% Convertible Note	—	—	(12)	—	—	—	—	(12)
Vested restricted stock	267,894	3	(3)	—	—	—	—	—
Repurchase and retirement of common stock	(3,250,706)	(31)	(37,541)	—	—	(201,333)	—	(238,905)
Share based compensation	—	—	18,643	—	—	—	—	18,643
Other, net	—	—	116	—	—	—	—	116
Balance, September 30, 2020	44,767,341	$448	$451,741	—	$—	$782,142	$(57,994)	$1,176,337

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The Company began to experience modest adverse impacts of the COVID-19 pandemic in the second quarter of 2020 and these adverse impacts are expected to continue in the fourth quarter of 2020, and possibly longer. Despite the modest adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of assets, (except for equity method investments), or a material change in the estimate of any contingent amounts, recorded in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020. However, there is uncertainty as to the full extent, duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position or liquidity.

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

J2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. In the third quarter of 2020, the Company recorded impairment of certain operating right-of-use assets and associated property and equipment. (see Note 10 - Leases). No impairment was recorded in the third quarter of 2019.

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

In addition, the COVID-19 pandemic could have an adverse impact on the Company’s consolidated financial results in the fourth quarter of 2020, and possibly longer. As of September 30, 2020, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on the Company’s consolidated financial results may require an impairment charge related to one or more of these assets in a future period. No COVID-19 related impairments were recorded in the third quarter of 2020 or 2019.

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

We do not believe these provisions have a significant impact to our current and deferred income tax balances. The Company will benefit from the technical correction to tax depreciation related to qualified improvement property and has elected to defer income tax payments and employer side social security payments where eligible. As further guidance is released regarding the CARES Act, we will record adjustments to our tax balances, as necessary.

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

2.    Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt this ASU on January 1, 2021 and does not expect the adoption to have a material effect on its financial statements or disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investment - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the accounting for certain forward contracts and purchased options under Topic 815. This ASU identifies two main areas for improvement: (1) accounting for certain equity securities upon the application or discontinuation of the equity method of accounting and (2) scope considerations for forward contracts and purchased options on certain securities. The amendment states, as it is related to the first area of improvement, that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendment also states, as it is relates to forward contracts and purchased options on certain securities, an entity should consider certain criteria to determine the accounting for those forward contracts and purchased options. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company expects to adopt this ASU on January 1, 2021 and does not expect the adoption to have a material effect on its financial statements or disclosures.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock in order to simplify the accounting for convertible instruments and reduce complexity. In addition, it amends the guidance for scope exception surrounding derivatives for contracts in an entity’s own equity. In each case, the related guidance surrounding EPS has also been amended. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Digital Media	2020	2019	2020	2019
Advertising	$135,219	$123,463	$371,403	$339,024
Subscription	49,386	47,048	136,534	128,402
Other	2,179	2,481	5,525	6,608
Total Digital Media revenues	$186,784	$172,992	$513,462	$474,034

Cloud Services
Subscription	$170,233	$170,971	$507,021	$491,669
Other	15	192	69	871
Total Cloud Services revenues	$170,248	$171,163	$507,090	$492,540

Corporate	$—	$3	$1	$6
Elimination of inter-segment revenues	(56)	(17)	(200)	(114)
Total Revenues	$356,976	$344,141	$1,020,353	$966,466

Timing of revenue recognition
Point in time	$8,396	$10,371	$19,366	$24,315
Over time	348,580	333,770	1,000,987	942,151
Total	$356,976	$344,141	$1,020,353	$966,466

The Company has recorded $29.0 million and $20.5 million of revenue for the three months ended September 30, 2020 and 2019, respectively, and $142.5 million and $105.0 million of revenue for the nine months ended September 30, 2020 and 2019, respectively, which was previously included in the contract liability balance as of the beginning of each respective year.

As of September 30, 2020, the Company acquired $2.4 million of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

The Company completed the following acquisitions during the first nine months of fiscal 2020, paying the purchase price in cash in each transaction: (a) an asset purchase of EDC Systems Inc. (operating under the name “SRFax”), acquired on February 18, 2020, a Canadian-based provider of fax solutions; and (b) other immaterial acquisitions of Digital Media and Martech businesses.

The Condensed Consolidated Statement of Operations since the date of each acquisition and balance sheet as of September 30, 2020, reflect the results of operations of all 2020 acquisitions. For the nine months ended September 30, 2020, these acquisitions contributed $5.9 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $39.1 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$875
Prepaid expenses and other current assets	91
Property and equipment	53
Operating lease right of use asset	113
Trade names	1,527
Customer relationships	10,681
Goodwill	23,817
Other intangibles	5,272
Accounts payable and accrued expenses	(373)
Deferred revenue	(2,390)
Operating lease liabilities, current	(95)
Operating lease liabilities, non-current	(19)
Deferred tax liability	(405)
Total	$39,147

During the nine months ended September 30, 2020, the purchase price accounting has been finalized for Highwinds Capital, Inc. and Cloak Holdings, LLC, OffsiteDataSync, Inc., BabyCenter LLC, Spiceworks, Inc., and immaterial digital media and consumer privacy and protection businesses. The initial accounting for all 2020 acquisitions is incomplete and subject to change, which may be significant. J2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the nine months ended September 30, 2020, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Voice, Backup, Security and CPP businesses which resulted in a net decrease in goodwill of $2.1 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net increase in goodwill of $9.7 million (see Note 8 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2020 is $23.8 million, of which $22.6 million is expected to be deductible for income tax purposes.

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
September 30, 2020
Equity securities	$54,145	$(23,769)	$(480)	$29,896
Total	$54,145	$(23,769)	$(480)	$29,896

December 31, 2019
Equity securities	$34,977	$(4,164)	$(3,678)	$27,135
Total	$34,977	$(4,164)	$(3,678)	$27,135

In March 2020, a portion of the Company’s investment in equity securities declined in value primarily due to changes in the investee’s capital structure and overall market volatility. During the three and nine months ended September 30, 2020, the Company recorded zero and $19.6 million of impairment loss on equity securities, respectively, which is reflected in loss on investments, net in the Condensed Consolidated Statements of Operations.

During the year ended December 31, 2019, the Company recorded a $4.2 million impairment loss related to a portion of its equity securities without a readily determinable fair market value which is reflected in other expense, net in the Condensed Consolidated Statements of Operations.

In the first quarter of 2020, in a non-cash transaction of $18.3 million, the Company exchanged shares of redeemable preferred stock that were previously classified as available-for-sale corporate debt securities for a new series of preferred stock, classified as equity securities. During the three and nine months ended September 30, 2020, the Company recognized a loss on exchange of zero and $4.4 million, respectively, which is reflected in loss on investments, net in the Condensed Consolidated Statements of Operations.

At September 30, 2020, the Company held preferred stock, which was purchased for $0.8 million in the first quarter of 2020. During the three and nine months ended September 30, 2020, the Company recognized a gain of zero and $3.2 million, respectively, which is reflected in loss on investments, net in the Condensed Consolidated Statements of Operations.

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Corporate debt securities	$511	$142	$—	$653
Total	$511	$142	$—	$653

December 31, 2019
Corporate debt securities	$23,256	$112	$(698)	$22,670
Total	$23,256	$112	$(698)	$22,670

At September 30, 2020, the Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes J2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2020	December 31, 2019
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	653	22,670
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$653	$22,670

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

The Company’s available-for-sale debt securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Available- for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in other (income) expense, net on our Condensed Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders’ equity.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands). There were no investments in an unrealized loss position as of September 30, 2020.

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$—	$—	$22,047	$(698)	$22,047	$(698)
Total	$—	$—	$22,047	$(698)	$22,047	$(698)

As of September 30, 2020 and December 31, 2019, we did not recognize any credit losses related to debt securities.

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

In the first nine months of 2020, the Company received capital call notices from the management of OCV Management, LLC. for $31.0 million, inclusive of certain management fees, of which $30.0 million has been paid for the nine months ended September 30, 2020. In the first nine months of 2019, the Company received capital call notices from the management of OCV Management, LLC. for $22.3 million, inclusive of certain management fees, of which $22.3 million had been paid for the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, the Company received distributions from OCV of zero and $10.3 million, respectively.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the three months ended September 30, 2020 and 2019, the Company recognized an investment loss (gain) of $0.7 million and $3.5 million, net of tax benefit (expense), respectively, and during the nine months ended September 30, 2020 and 2019, the Company recognized an investment loss (gain) of $10.8 million and $(0.1) million, respectively. The fiscal 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit. In addition, the Company recognized an investment loss in fiscal 2020 in the amount of $3.8 million, net of tax benefit. The loss is presented in the Company’s Condensed Consolidated Statement of Operations as net loss (income) in earnings of equity method investment.

During the three months ended September 30, 2020 and 2019, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recognized management fees of $2.3 million and $2.3 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	September 30, 2020	December 31, 2019
Equity method investment	$66,026	$50,274
Maximum exposure to loss	$66,026	$50,274

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
6.Assets Held For Sale

During the second quarter of 2020, the Company committed to a plan to sell certain Voice assets in Australia and New Zealand as they were determined to be non-core assets. Such assets are recorded within the Voice, Backup, Security, and CPP reportable segment. On August 31, 2020, in a cash transaction, the Company sold the assets for a gain of $17.1 million which was recorded in gain on sale of businesses on the Condensed Consolidated Statement of Operations.

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

The fair value of our senior notes is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of the Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate, and is considered a Level 2 input. The fair value of the Company’s debt instruments at September 30, 2020 and December 31, 2019 was $1.6 billion and $1.8 billion, respectively (see Note 9 - Debt).

In 2019, the Company entered into a $5.5 million note payable that was short-term in nature and associated with the quarter’s acquisition activity. In the same year, the Company paid down $5.1 million of the outstanding note and in the third quarter of 2020, the balance on the note payable was paid in full.

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

	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent Consideration	Option-Based Model	Risk free rate	1.9% - 2.9%	1.9%
		Debt spread	0.0% - 33.5%	12.6%
		Probabilities	5.0% - 100.0%	77.8%
		Present value factor	3.6% - 4.8%	3.8%
		Discount rate	28.6%	28.6%

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2020	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$317,107	$—	$—	$317,107
Corporate debt securities	—	653	—	653
Total assets measured at fair value	$317,107	$653	$—	$317,760

Liabilities:
Contingent consideration	$—	$—	$8,352	$8,352
Total liabilities measured at fair value	$—	$—	$8,352	$8,352

December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$395,664	$—	$—	$395,664
Corporate debt securities	—	623	22,047	22,670
Total assets measured at fair value	$395,664	$623	$22,047	$418,334

Liabilities:
Contingent consideration	$—	$—	$37,887	$37,887
Total liabilities measured at fair value	$—	$—	$37,887	$37,887

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2020	$37,887
Contingent consideration	8,106
Total fair value adjustments reported in earnings	(243)	General and administrative
Contingent consideration payments	(37,398)	Not applicable
Balance as of September 30, 2020	$8,352

In connection with the acquisition of Humble Bundle on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of approximately zero and $20.0 million at September 30, 2020 and December 31, 2019, respectively. Due to the Company’s achievement of certain EBITDA targets for the years ended December 31, 2019 and 2018 and the amended contingent consideration agreement, $20.0 million was paid in the first nine months of 2020 and $20.0 million in fiscal 2019.

In connection with the Company’s other acquisition activity, contingent consideration of up to $22.5 million may be payable upon achieving certain future EBITDA, revenue, and/or unique visitor thresholds and had a combined fair value of $8.4 million and $8.8 million at September 30, 2020 and December 31, 2019, respectively. Due to the achievement of certain thresholds, $8.3 million was paid in the first nine months of 2020.

During the nine months ended September 30, 2020, the Company recorded a decrease in the fair value of the contingent consideration of $0.2 million and reported such decrease in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2020 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2020	$397,788	$480,084	$877,872	$755,161	$1,633,033
Goodwill acquired (Note 4)	21,950	—	21,950	1,867	23,817
Goodwill written off related to sale of a business (1)	—	(4,751)	(4,751)	—	(4,751)
Purchase accounting adjustments (2)	—	(2,130)	(2,130)	9,721	7,591
Foreign exchange translation	2,226	(358)	1,868	(12)	1,856
Balance as of September 30, 2020	$421,964	$472,845	$894,809	$766,737	$1,661,546
(1) On August 31, 2020, in a cash transaction, the Company sold certain of its Voice assets in Australia and New Zealand which resulted in $4.8 million of goodwill being written off in connection with this sale (see Note 6 - Assets Held for Sale).

(2) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of September 30, 2020 and December 31, 2019 as follows (in thousands):

	September 30, 2020	December 31, 2019
Trade names	$27,417	$27,379
Other	4,317	4,306
Total	$31,734	$31,685

Intangible Assets Subject to Amortization:

As of September 30, 2020, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.1 years	$193,701	$94,259	$99,442
Patent and patent licenses	5.5 years	67,949	66,805	1,144
Customer relationships (1)	8.5 years	630,768	440,079	190,689
Other purchased intangibles	4.4 years	383,555	246,998	136,557
Total		$1,275,973	$848,141	$427,832
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

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
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

Amortization expense, included in general and administrative expense, approximated $41.2 million and $50.4 million for the three months ended September 30, 2020 and 2019, respectively, and $115.6 million and $132.2 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense is estimated to approximate $41.9 million, $114.4 million, $68.7 million, $65.2 million and $34.3 million for the remaining three months of fiscal year 2020 through fiscal year 2024, respectively, and $103.4 million thereafter through the duration of the amortization period.

9.    Debt

6.0% Senior Notes

On June 27, 2017, J2 Cloud Services, LLC (“J2 Cloud”) and J2 Cloud Co-Obligor (the “Co-Issuer” and together with J2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. J2 Cloud received proceeds of $636.5 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheet as of September 30, 2020. The 6.0% Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on January 15 and July 15 of each year.
The indenture pursuant to which the 6.0% Senior Notes was issued (the “Indenture”) contains certain restrictive and other covenants applicable to J2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on J2 Cloud’s membership interests or repurchasing J2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and

(vi) transferring and selling assets. These covenants include certain exceptions. Restricted payments, specifically dividend payments, are applicable only if J2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of September 30, 2020, restrict J2 Cloud’s ability to pay dividends to J2 Global, Inc. The Company is in compliance with its debt covenants as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the estimated fair value of the 6.0% Senior Notes was approximately $676.2 million and $689.8 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 7 - Fair Value Measurements).

On October 7, 2020, the Company issued $750 million aggregate principal amount of 4.625% Senior Notes due in 2030. A portion of the proceeds were deposited with the trustee under the Indenture in an amount sufficient to fund the redemption of the outstanding aggregate principal amount of the 6.0% Senior Notes and to pay the redemption premium due in respect of such redemption and accrued and unpaid interest to, but excluding, the redemption date, which will be December 7, 2020 (see Note 18 - Subsequent Events). In connection with that deposit, the Indenture restrictive covenants described above ceased to apply.

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

During the third quarter of 2020, the last reported sale price of the Company’s common stock did not meet the conversion price threshold requirements of the 3.25% Convertible Notes and, accordingly, the 3.25% Convertible Notes are not currently convertible at the option of the holders.

As of September 30, 2020, the conversion rate is 14.7632 shares of J2 Global common stock for each $1,000 principal amount of 3.25% Convertible Notes, which represents a conversion price of approximately $67.74 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 3.25% Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, J2 Global will increase the conversion rate for a holder that elects to convert its 3.25% Convertible Notes in connection with such a corporate event.

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

Holders have the right to require J2 Global to repurchase for cash all or part of their 3.25% Convertible Notes on each of June 15, 2021 and June 15, 2024 at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, if a fundamental change, as defined in the indenture governing the 3.25% Convertible Notes, occurs prior to the maturity date, holders may require J2 Global to repurchase for cash all or part of their 3.25% Convertible Notes at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As a result of the Holders’ repurchase option on June 15, 2021, the net carrying value of the 3.25% Convertible Notes was classified within current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2020.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the 3.25% Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the 3.25% Convertible Notes using an interest rate of 5.81%. As of September 30, 2020, the remaining period over which the unamortized debt discount will be amortized is 0.7 years.

The 3.25% Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the 3.25% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 3.25% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2020 and December 31, 2019, the estimated fair value of the 3.25% Convertible Notes was approximately $461.0 million and $583.6 million, respectively.

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

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of J2 Global common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of J2 Global common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. J2 Global will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of J2 Global common stock or a combination thereof at J2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. During the third quarter of 2020 and the fourth quarter of 2019, the last reported sale price of the Company’s common stock did not meet the conversion price threshold requirements of the 1.75% Convertible Notes. Therefore, the net carrying amount of the 1.75% Convertible Notes is classified as long-term debt on the Condensed Consolidated Balance Sheets.

As of September 30, 2020, the conversion rate is 7.9864 shares of J2 Global common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents an conversion price of approximately $125.21 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), J2 Global will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

J2 Global may not redeem the 1.75% Convertible Notes prior to November 1, 2026, and no sinking fund is provided for the 1.75% Convertible Notes.

The 1.75% Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 1.75% Convertible Notes; (ii) equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its existing 3.25% Convertible Notes due 2029; (iii) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries, including the existing 6.0% Senior Notes due 2025.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.5% for the 1.75% Convertible Notes and determined the debt discount to be $118.9 million. As a result, a conversion premium after tax of $88.1 million (net of $2.8 million of the deferred issuance costs) are recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the maturity date of November 1, 2026, which management believes is the expected life of the 1.75% Convertible Notes using an interest rate of 5.5%. As of September 30, 2020, the remaining period over which the unamortized debt discount will be amortized is 6.1 years.

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through the maturity date. The unamortized balance, as of September 30, 2020, was $9.2 million. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date.

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2020 and December 31, 2019, the estimated fair value of the 1.75% Convertible Notes was approximately $490.2 million and $559.6 million, respectively.

Credit Facility

During the nine months ended September 30, 2020, the Company did not draw down any amounts under its Credit Facility. The Company has capitalized a total of $0.4 million in debt issuance costs, which are being amortized to interest expense over the life of the Credit Facility. As of September 30, 2020, these debt issuance costs, net of amortization, were $0.2 million. The related interest expense was zero and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, and was zero and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively. See Note 11, “Commitments and Contingencies” for additional information.

Long-term debt as of September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	September 30, 2020	December 31, 2019
6.0% Senior Notes	$650,000	$650,000
Convertible Notes:
3.25% Convertible Notes	402,414	402,500
1.75% Convertible Notes	550,000	550,000
Total Notes	1,602,414	1,602,500
Less: Unamortized discount	120,910	139,981
Deferred issuance costs	12,453	14,058
Total long-term debt	1,469,051	1,448,461
Less: current portion	393,980	385,532
Total long-term debt, less current portion	$1,075,071	$1,062,929

10.Leases

J2 Global leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2036. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.

During the third quarter of 2020, the Company decided to exit and seek subleases for certain leased facilities in the Digital Media reportable segment primarily due to a permanent “remote” or “partial remote” work model for a significant number of employees. The Company recorded a non-cash impairment charge of $9.8 million related to operating lease right-of-

use assets for the affected facilities and an impairment charge of $3.6 million for associated property and equipment. The impairment was determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate which represents Level 3 unobservable inputs. The impairment is presented in general and administrative expenses on the Condensed Consolidated Statements of Operations. No impairment was recorded in the third quarter of 2019.

In certain agreements in which the Company leases office space where the Company is the tenant, it subleases the site to various other companies through a sublease agreement.

Finance leases are not material to the Company’s Condensed Consolidated Financial Statements and are therefore not included in the disclosures below.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating lease cost	$16,888	$6,509	$33,106	$17,684
Short-term lease cost	264	407	1,357	1,291
Total lease cost	$17,152	$6,916	$34,463	$18,975

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$97,439	$125,822
Total operating lease right-of-use assets	$97,439	$125,822

Operating lease liabilities, current	$27,673	$26,927
Operating lease liabilities, noncurrent	87,563	104,070
Total operating lease liabilities	$115,236	$130,997

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,764	$15,925
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,968	$32,442

Other supplemental operating lease information consists of the following:

	September 30, 2020	December 31, 2019

Operating leases:
Weighted average remaining lease term	5.5 years	5.9 years
Weighted average discount rate	4.21%	3.95%

Maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Operating Leases
Fiscal Year:
2020 (remainder)	$7,393
2021	29,086
2022	26,120
2023	20,383
2024	13,726
Thereafter	38,471
Total lease payments	$135,179
Less: Imputed interest	19,943
Present value of operating lease liabilities	$115,236

Sublease

Total sublease income for the three months ended September 30, 2020 and 2019 was $0.4 million and $0.9 million, respectively, and was $2.2 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively. Total estimated aggregate sublease income to be received in the future is $3.2 million.

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action lawsuit against two J2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On March 20, 2017, the District Court granted a motion for judgment on the pleadings filed by the J2 Global affiliates and dismissed all claims against the J2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. On January 29, 2019, after further appeals were exhausted, the case was remanded to the Arkansas state court. On April 1, 2019, the state court granted a motion for class certification filed by the plaintiff in 2016. Because the prior removal to federal court had deprived the state court of jurisdiction, the J2 Global affiliates had not yet filed an opposition brief to the 2016 motion when the state court granted the motion. The J2 Global affiliates appealed the order. On July 15, 2019, the J2 Global affiliates removed the case to federal court pursuant to the Class Action Fairness Act of 2005. On November 26, 2019 the court denied the Plaintiff’s motion to remand. On December 20, 2019, the court granted the Plaintiff’s motion for leave to amend its complaint. On May 21, 2020, the court denied J2 Global affiliates’ motion to dismiss. On August 11, 2020, the court approved an opt-in class notice. Notice has not yet been issued and the J2 Global affiliates have moved to decertify the class.

On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against J2 Global in the Central District of California (20-cv-06906), alleging violations of federal securities laws. J2 Global intends to defend against the lawsuit.

On September 24, 2020, International Union of Operating Engineers of Eastern Pennsylvania and Delaware filed a lawsuit in the Delaware Court of Chancery (C.A. No. 2020-0819-VCL) asserting derivative claims against directors of J2 Global, Inc. and other third parties. The lawsuit alleges violations of breach of fiduciary duty and usurpation of corporate opportunity. J2 Global and its directors and officers intend to defend against the lawsuit.

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

Credit Agreement

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August 2019, the Lenders have provided J2 Cloud Services with a credit facility of $200.0 million (the “Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the Credit Facility were intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of September 30, 2020, there were no amounts outstanding under the Credit Facility.

On October 7, 2020, the Company provided notice of termination of the Credit Agreement (see Note 18 - Subsequent Events).

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
The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $20.8 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact our financial results.

12.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 28.3% and 17.0% for the three months ended September 30, 2020 and 2019, respectively, and 32.2% and 15.7% for the nine months ended September 30, 2020 and 2019, respectively. The Company’s increased rate during the nine months ended September 30, 2020 is primarily a result of an increase in tax expense to establish a valuation allowance on deferred tax assets related to the impairment of certain investments. In addition, during the nine months ended September 30, 2019, the Company had a decrease in the effective rate as a result of a reduction in its reserve for uncertain tax positions with no similar event for the nine months ended September 30, 2020. Income before income taxes included income from domestic operations of $32.2 million and $34.6 million for the nine months ended September 30, 2020 and 2019, respectively, and income from foreign operations of $120.2 million and $78.9 million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company had $60.2 million and $52.5 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes net of refunds received was $33.5 million and $38.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. The Company’s prepaid taxes were zero and $3.7 million at September 30, 2020 and December 31, 2019, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. As of September 30, 2020, the audits are ongoing.

J2 Global is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has suspended its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. As of September 30, 2020, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of September 30, 2020, the audits are ongoing.

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

In November 2018 and May 2019, the Company entered into Rule 10b5-1 trading plans with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the nine month period ended September 30, 2020, the Company repurchased 1,140,819 shares under this program at an aggregate cost of $87.5 million, which were subsequently retired. Cumulatively at September 30, 2020, 4.1 million shares were repurchased at an aggregate cost of $204.6 million (including an immaterial amount of commission fees).

In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisitions of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount. As a result of the acquired shares through acquisition and the purchase of J2 Global common stock through the Company’s share repurchase program, no shares remain available for purchase under the 2012 Program.

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of our common stock through August 6, 2025 (the “2020 Program”).

During the nine month period ended September 30, 2020, the Company repurchased 2,000,000 shares under this program at an aggregate cost of $141.8 million, which were subsequently retired. Cumulatively at September 30, 2020, 2,000,000 shares were repurchased at an aggregate cost of $141.8 million (including an immaterial amount of commission fees).

Periodically, participants in J2 Global’s stock plans surrender to the Company shares of J2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2020, the Company purchased 4,424 shares from plan participants for this purpose.

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

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of J2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of J2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of J2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2020, 53,811 shares underlying options and zero shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Plan since no further grants will be made under the 2007 Plan. 4,200,000 shares of J2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of J2 Global’s common stock subject to the option on the date the option is granted. As of September 30, 2020, 423,000 shares underlying options and 215,965 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	518,341	$65.77
Granted	—	—
Exercised	(41,530)	22.92
Canceled	—	—
Outstanding at September 30, 2020	476,811	$69.51	6.4	$2,187,385
Exercisable at September 30, 2020	176,811	$60.13	4.9	$2,187,385
Vested and expected to vest at September 30, 2020	394,131	$68.35	6.2	$2,187,385

The total intrinsic values of options exercised during the nine months ended September 30, 2020 and 2019 were $3.0 million and $8.0 million, respectively.

The Company recognized $0.2 million and $0.2 million of compensation expense related to stock options for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $6.1 million and $6.8 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 5.3 years (i.e., the remaining requisite service period).

Fair Value Disclosure

J2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.80% and 13.21% as of September 30, 2020 and 2019, respectively.

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

Restricted Stock - Awards with Market Conditions

J2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended September 30, 2020 and 2019, the Company awarded 82,112 and 74,051 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the nine months ended September 30, 2020 and 2019 were $70.99 and $69.99, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	September 30, 2020	September 30, 2019
Underlying stock price at valuation date	$91.17	$84.58
Expected volatility	27.0%	28.3%
Risk-free interest rate	0.7%	2.53%

Restricted stock award activity for the nine months ended September 30, 2020 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	1,105,059	$64.76
Granted	1,268	98.63
Vested	(261,396)	70.20
Canceled	(11,460)	78.88
Nonvested at September 30, 2020	833,471	$62.91

Restricted stock unit award activity for the nine months ended September 30, 2020 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	20,874
Granted	206,886
Vested	(6,498)
Canceled	(5,297)
Outstanding at September 30, 2020	215,965	3.8	$14,949,097
Vested and expected to vest at September 30, 2020	140,841	3.1	$9,748,995

The Company recognized $5.1 million and $5.9 million of compensation expense related to restricted stock, restricted stock units and market-based restricted stock for the three months ended September 30, 2020 and 2019, respectively, and $16.4 million and $16.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company had unrecognized share-based compensation cost of approximately $44.0 million and $46.1 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 4.4 years for awards and 4.7 years for units.

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

J2 Global determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 16.50% and 0.78% as of September 30, 2020 and 2019, respectively. The increase in forfeiture rate comes as a result of the Purchase Plan being offered to all employees regardless of employment location.

For the nine months ended September 30, 2020 and 2019, 53,694 shares and 32,154 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of J2 Global common stock under the Purchase Plan was $3.3 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, 1,469,874 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.5 million and $0.3 million of compensation expense related to the Purchase Plan for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	September 30, 2020	September 30, 2019
Risk-free interest rate	0.13%	2.43%
Expected term (in years)	0.5	0.5
Dividend yield	0.00%	1.05%
Expected volatility	23.95%	26.80%
Weighted average volatility	23.95%	26.80%

15.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted net income per common share:
Net income attributable to J2 Global, Inc. common shareholders	$60,883	$30,745	$92,580	$95,783
Net income available to participating securities (a)	(89)	(511)	(477)	(1,361)
Net income available to J2 Global, Inc. common shareholders	$60,794	$30,234	$92,103	$94,422
Denominator:
Weighted-average outstanding shares of common stock	46,279,515	47,673,211	46,914,750	47,654,327
Dilutive effect of:
Equity incentive plans	29,557	68,413	23,211	73,906
Convertible debt (b)	—	1,322,648	682,347	1,164,290
Common stock and common stock equivalents	46,309,072	49,064,272	47,620,308	48,892,523
Net income per share:
Basic	$1.31	$0.63	$1.96	$1.98
Diluted	$1.31	$0.62	$1.93	$1.93

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

For the three months ended September 30, 2020 and 2019, there were 423,000 and zero options outstanding, respectively, and for the nine months ended September 30, 2020 and 2019, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

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
Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by reportable segment:
Fax and Martech	$98,044	$95,300	$286,687	$284,151
Voice, Backup, Security, and CPP	72,204	75,863	220,403	208,389
Cloud Services Total	170,248	171,163	507,090	492,540

Digital Media	186,784	172,992	513,462	474,034
Elimination of inter-segment revenues	(56)	(17)	(200)	(114)
Total segment revenues	356,976	344,138	1,020,352	966,460
Corporate (1)	—	3	1	6
Total revenues	$356,976	$344,141	$1,020,353	$966,466

Gross profit by reportable segment:
Fax and Martech	$81,435	$79,590	$238,149	$239,915
Voice, Backup, Security, and CPP	50,392	53,333	152,733	145,304
Cloud Services Total	131,827	132,923	390,882	385,219

Digital Media	169,394	149,516	457,963	408,360
Elimination of inter-segment gross profit	(56)	(17)	(200)	(114)
Total segment gross profit	301,165	282,422	848,645	793,465
Corporate (1)	(11)	3	(47)	6
Total gross profit	$301,154	$282,425	$848,598	$793,471

Direct costs by reportable segment (2):
Fax and Martech (3)	$28,614	$27,670	$89,121	$93,384
Voice, Backup, Security, and CPP (3)	37,456	44,308	118,291	110,009
Cloud Services Total	66,070	71,978	207,412	203,393

Digital Media (3)	143,312	144,023	410,109	402,349
Elimination of inter-segment direct costs	(56)	(17)	(200)	(114)
Total segment direct costs	209,326	215,984	617,321	605,628
Corporate (1)	14,390	7,082	25,552	21,008
Total direct costs (2)	$223,716	$223,066	$642,873	$626,636

Operating income by reportable segment:
Fax and Martech	$52,821	$51,920	$149,028	$146,531
Voice, Backup, Security, and CPP	12,936	9,025	34,442	35,295
Cloud Services Total	65,757	60,945	183,470	181,826

Digital Media	26,082	5,493	47,854	6,011
Total segment operating income	91,839	66,438	231,324	187,837
Corporate (1)	(14,401)	(7,079)	(25,599)	(21,002)
Total income from operations	$77,438	$59,359	$205,725	$166,835

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

(3) Beginning in the third quarter of 2020, certain expenses associated with the Corporate entity that were previously allocated to the Cloud Services business and the Digital Media business for shared costs incurred by the Corporate entity were no longer allocated.

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions other than as presented for Cloud Services and Digital Media. Accordingly, the following segment information is presented for Cloud Services and Digital Media.

	September 30, 2020	December 31, 2019
Assets:
Cloud Services	$1,481,866	$1,466,969
Digital Media	1,450,894	1,561,024
Total assets from Cloud Services and Digital Media	2,932,760	3,027,993
Corporate	410,233	477,853
Total assets	$3,342,993	$3,505,846

	Nine Months Ended September 30,
	2020	2019
Capital expenditures:
Cloud Services	$27,673	$17,216
Digital Media	43,593	32,267
Total capital expenditures from Cloud Services and Digital Media	71,266	49,483
Corporate	—	—
Total capital expenditures	$71,266	$49,483

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and amortization:
Cloud Services	$20,524	$24,605	$58,355	$58,445
Digital Media	36,651	38,990	101,771	110,067
Total depreciation and amortization from Cloud Services and Digital Media	57,175	63,595	160,126	168,512
Corporate	2,437	602	3,554	1,897
Total depreciation and amortization	$59,612	$64,197	$163,680	$170,409

J2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
United States	$296,054	$278,917	$827,520	$763,494
Canada	17,728	16,825	51,298	51,178
Ireland	14,947	14,228	40,520	44,604
All other countries	28,247	34,171	101,015	107,190
	$356,976	$344,141	$1,020,353	$966,466

	September 30, 2020	December 31, 2019
Long-lived assets:
United States	$623,190	$701,580
All other countries	49,349	76,927
Total	$672,539	$778,507

17.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the three months ended September 30, 2020 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$270	$(55,070)	$(54,800)
Other comprehensive income (loss)	8	(3,202)	(3,194)
Net current period other comprehensive income (loss)	8	(3,202)	(3,194)
Ending balance	$278	$(58,272)	$(57,994)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the nine months ended September 30, 2020 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$(275)	$(46,187)	$(46,462)
Other comprehensive income (loss)	553	(12,085)	(11,532)
Net current period other comprehensive income (loss)	553	(12,085)	(11,532)
Ending balance	$278	$(58,272)	$(57,994)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2020 (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Operations
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Unrealized loss on available-for-sale investments	$—	$698	Loss on investments, net
	—	698	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$—	$698	Net Income

18.Subsequent Events

On October 7, 2020, the Company issued $750 million aggregate principal amount of 4.625% senior notes due 2030. A portion of the proceeds were deposited with the trustee under the Indenture in an amount sufficient to fund the redemption of the outstanding aggregate principal amount of the 6.0% Senior Notes and to pay the redemption premium due in respect of such redemption and accrued and unpaid interest to, but excluding, the redemption date, which will be December 7, 2020. The total redemption payment will be $694.6 million, including an early redemption premium of $29.2 million and accrued and unpaid interest of $15.4 million.

In addition, on October 7, 2020, the Company provided notice of termination of its Credit Agreement dated as of January 7, 2019.

On October 28, 2020, the Company announced that it had completed its acquisition of leading savings destination RetailMeNot for approximately $420 million from Vericast, a premier marketing solutions company.

On November 2, 2020, in a cash transaction, the Company acquired all the issued capital of Inspired eLearning, a Texas-based platform for cybersecurity awareness and compliance training.

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

The following table sets forth certain key operating metrics for our Cloud Services business as of and for the three and nine months ended September 30, 2020 and 2019 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Subscriber revenues:
Fixed (1)	$144,525	$141,832	$426,766	$406,493
Variable (1)	25,708	29,139	80,255	85,176
Total subscriber revenues	$170,233	$170,971	$507,021	$491,669
Other license revenues	15	192	69	871
Total revenues	$170,248	$171,163	$507,090	$492,540

Percentage of total subscriber revenues:
Fixed	84.9%	83.0%	84.2%	82.7%
Variable	15.1%	17.0%	15.8%	17.3%

Total revenues:
Number-based	$98,000	$97,219	$289,502	$291,666
Non-number-based	72,248	73,944	217,588	200,874
Total revenues	$170,248	$171,163	$507,090	$492,540

Average monthly revenue per Cloud Business Customer (ARPU) (2)(3)	$13.98	$14.15
Cancel Rate (4)	2.1%	2.4%

(1)The first quarter 2020 disclosure of $144.8 million in fixed subscriber revenue included $3.3 million of revenue which was subsequently determined to be variable subscriber revenue. As a result, the fixed and variable subscriber revenue for the nine months ended September 30, 2020 has been corrected in the table above.

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

The following table sets forth certain key operating metrics for our Digital Media business for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Visits (1)	2,197	1,857	6,701	5,282
Page views	7,244	7,008	22,777	20,587
Sources: Google Analytics and Partner Platforms

(1) Page views for the nine months ended September 30, 2020 include an adjustment of 0.6 billion views not previously reported

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2019 Annual Report on Form 10-K filed with the SEC on March 2, 2020. During the three months ended September 30, 2020, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2020

Cloud Services

Given the uncertainty of the current macroeconomic environment and the impact of the COVID-19 pandemic, we expect the revenue for the remainder of fiscal year 2020 to be flat to modestly lower compared to the prior-year comparable period. The main focus of our Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

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

Digital Media

We expect the revenue for the remainder of fiscal year 2020 to be higher compared to the prior-year comparable period due to the acquisition of RetailMeNot, subject to the continued risk of the COVID-19 pandemic. We expect the Digital Media business to improve as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online, but these initiatives will be offset by the impact of COVID-19 in the near term. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.

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

J2 Global Consolidated

Based on the trends discussed above with respect to our Cloud Services and Digital Media businesses, we anticipate our consolidated revenue for the remainder of fiscal year 2020 to be higher compared to the prior-year comparable period.

We expect operating profit as a percentage of revenues to generally decrease in the future primarily due to the fact that revenue with respect to our Digital Media business (i) is increasing as a percentage of our revenue on a consolidated basis and (ii) has historically operated at a lower operating margin.

Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Revenues	$356,976	$344,141	4%	$1,020,353	$966,466	6%

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

Our revenues in 2020 have increased over the comparable three and nine month periods of 2019 primarily due to a combination of acquisitions and organic growth; partially offset by declines in certain areas of both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Cost of revenue	$55,822	$61,716	(10)%	$171,755	$172,995	(1)%
As a percent of revenue	16%	18%		17%	18%

Cost of revenues is primarily comprised of costs associated with network operations, content fees, editorial and production costs, database hosting and online processing fees. The decrease in cost of revenues for the three months ended September 30, 2020 was primarily due to lower content fees, campaign fulfillment cost, other editorial and production costs and customer service; partially offset by an increase in depreciation and amortization. The decrease in cost of revenues for the nine months ended September 30, 2020 was primarily due to lower content fees, campaign fulfillment cost and other editorial and production costs; partially offset by an increase in depreciation and amortization and database hosting.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Sales and Marketing	$95,074	$98,486	(3)%	$287,317	$273,812	5%
As a percent of revenue	27%	29%		28%	28%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended September 30, 2020 was $35.4 million (primarily consists of $19.8 million of third-party advertising costs and $12.8 million of personnel costs) compared to 2019 of $40.6 million (primarily consists of $28.3 million of third-party advertising costs and $11.3 million of personnel costs). Advertising cost for the nine months ended September 30, 2020 was $108.0 million (primarily consists of $57.8 million of third-party advertising costs and $39.4 million of personnel costs) compared to 2019 of $115.3 million (primarily consists of $81.5 million of third-party advertising costs and $30.7 million of personnel costs).The decrease in sales and marketing expenses for the three months ended September 30, 2020 versus the prior comparable period was primarily due to lower advertising costs; partially offset by higher personnel costs and partner revenue share associated with the acquisition of businesses acquired in and subsequent to the third quarter 2019 within the Digital Media and Cloud Services businesses. The increase in sales and marketing expenses for the nine months ended September 30, 2020 versus the prior comparable period was primarily due to increased personnel costs and partner revenue share, software licenses and consulting fees; partially offset by lower advertising associated with the acquisition of businesses acquired in and subsequent to the third quarter 2019 within the Digital Media and Cloud Services businesses.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Research, Development and Engineering	$14,261	$13,770	4%	$43,273	$38,692	12%
As a percent of revenue	4%	4%		4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and nine months ended September 30, 2020 versus the prior comparable periods was primarily due to an increase in costs associated with businesses acquired in and subsequent to the third quarter 2019.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
General and Administrative	$114,381	$110,810	3%	$312,283	$314,132	(1)%
As a percent of revenue	32%	32%		31%	33%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three months ended September 30, 2020 versus the prior comparable period was primarily due to the recognition of lease asset impairments and additional depreciation due to leasehold impairments; partially offset by decreased amortization of intangible assets. The decrease in general and administrative expense for the nine months ended September 30, 2020 versus the prior comparable period was primarily due to decreased amortization of intangible assets; partially offset by increased depreciation due to leasehold impairments.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$136	$127	$413	$390
Operating expenses:
Sales and marketing	321	419	1,135	1,212
Research, development and engineering	425	373	1,340	1,092
General and administrative	4,918	5,527	15,755	15,700
Total	$5,800	$6,446	$18,643	$18,394

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $22.7 million and $17.3 million for the three months ended September 30, 2020 and 2019, respectively, and $65.9 million and $50.6 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense, net increased over the prior comparable periods primarily due to the issuance of our 1.75% Convertible Senior Notes in the fourth quarter 2019.

Gain on sale of businesses. Our gain on sale of businesses is generated primarily from the sale of certain Voice assets in Australia and New Zealand in the third quarter of 2020. Gain on sale of businesses was $17.1 million and zero for the three months ended September 30, 2020 and 2019, respectively, and $17.1 million and zero for the nine months ended September 30, 2020 and 2019, respectively.

Loss on investments, net. Our loss on investments, net is generated from gains or losses from investments in equity and debt securities. Our loss on investments, net was $156 thousand and $7 thousand for the three months ended September 30, 2020 and 2019, respectively, and $21.0 million and $45.0 thousand for the nine months ended September 30, 2020 and 2019, respectively. Our loss on investments, net for the three month ended September 30, 2020 was consistent to the prior period. Our net loss on investments, net increased for the nine months ended September 30, 2020 versus the prior comparable period due to net losses realized on certain investments as the result of changes in the investee’s capital structure and overall market volatility.

Other (income) expense, net. Our other (income) expense, net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other (income) expense, net was $(14.2) million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $(16.4) million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively. Other (income) expense, net increased for the three and nine months ended September 30, 2020 versus the prior comparable periods primarily due to increased gains on currency exchange.

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

Provision for income taxes amounted to $24.3 million and $7.0 million for the three months ended September 30, 2020 and 2019, respectively, and $49.0 million and $17.9 million for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate was 28.3% and 17.0% for the three months ended September 30, 2020 and 2019, respectively, and 32.2% and 15.7% for the nine months ended September 30, 2020 and 2019, respectively.

The increase in our effective income tax rate for the three months ended September 30, 2020 was primarily attributable to the following:

1.a decrease in the benefit of a portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; and

2.an increase in tax expense due to the discrete tax cost for the disposition of certain foreign subsidiaries and establishing the related valuation allowance on deferred tax assets resulting from the disposition; partially offset by

3.a decrease in tax expense in 2020 due to a reduction in foreign income subject to U.S. income tax (Global Intangible Low-Taxed Income or “GILTI”) as part of the Tax Cuts and Jobs Act of 2017.

The increase in our effective income tax rate for the nine months ended September 30, 2020 was primarily attributable to the following:

1.an increase in tax expense during 2020 due to establishing a valuation allowance on deferred tax assets related to the impairment of certain investments;

2.an increase in tax expense due to discrete tax benefits related to a reduction in our net reserve for uncertain tax positions that was recorded for the nine months ended September 30, 2019 with no similar events for the nine months ended September 30, 2020; and

3.a decrease in the benefit of a portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; partially offset by
4.a decrease in tax expense in 2020 due to a reduction in foreign income subject to U.S. income tax (GILTI) as part of the Tax Cuts and Jobs Act of 2017.

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

The net loss (income) in earnings of equity method investment was $0.7 million and $3.5 million, net of tax benefit for the three months ended September 30, 2020 and 2019, respectively, and $10.8 million and $(0.1) million, net of tax benefit (expense) for the nine months ended September 30, 2020 and 2019, respectively. The fiscal 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit. In addition, the Company recognized an investment loss in fiscal 2020 in the amount of $3.8 million, net of tax benefit. During the three months ended September 30, 2020 and 2019, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recognized management fees of $2.3 million and $2.3 million, net of tax benefit, respectively.

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

Cloud Services

The following results are presented for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
External net sales	$170,248	$171,163	$507,090	$492,540
Inter-business net sales	—	—	—	—
Net sales	170,248	171,163	507,090	492,540
Cost of revenues	38,421	38,240	116,208	107,321
Gross profit	131,827	132,923	390,882	385,219
Operating expenses	66,070	71,978	207,412	203,393
Operating income	$65,757	$60,945	$183,470	$181,826

Cloud Services’ net sales of $170.2 million for the three months ended September 30, 2020 decreased $0.9 million, or 0.5%, from the prior comparable period due to the impact of the COVID-19 pandemic. Net sales of $507.1 million for the nine months ended September 30, 2020 increased $14.6 million, or 3.0%, from the prior comparable period primarily due to business acquisitions acquired in and subsequent to the third quarter 2019.

Cloud Services’ gross profit of $131.8 million for the three months ended September 30, 2020 decreased $1.1 million, or 0.8%, and gross profit of $390.9 million for the nine months ended September 30, 2020 increased $5.7 million, or 1.5%, from the prior comparable periods primarily due to business acquisitions acquired in and subsequent to the third quarter 2019; partially offset by increased depreciation and amortization and the impact of the COVID-19 pandemic.

Cloud Services’ operating expenses of $66.1 million for the three months ended September 30, 2020 decreased $5.9 million from the prior comparable period primarily due to lower amortization of intangible assets. Operating expenses of $207.4 million for the nine months ended September 30, 2020 increased $4.0 million from the prior comparable period primarily due to expense associated with businesses acquired in and subsequent to the prior comparable period including (a) marketing and advertising costs; (b) non-income taxes; and (c) additional salary and related costs.

As a result of these factors, Cloud Services’ operating income of $65.8 million for the three months ended September 30, 2020 increased $4.8 million, or 7.9%, and operating income of $183.5 million for the nine months ended September 30, 2020 increased $1.6 million, or 0.9%, from the prior comparable periods.

Digital Media

The following results are presented for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
External net sales	$186,728	$172,975	$513,262	$473,920
Inter-business net sales	56	17	200	114
Net sales	186,784	172,992	513,462	474,034
Cost of revenues	17,390	23,476	55,499	65,674
Gross profit	169,394	149,516	457,963	408,360
Operating expenses	143,312	144,023	410,109	402,349
Operating income	$26,082	$5,493	$47,854	$6,011

Digital Media’s net sales of $186.8 million for the three months ended September 30, 2020 increased $13.8 million, or 8.0%, from the prior comparable period due to business acquisitions. Net sales of $513.5 million for the nine months ended September 30, 2020 increased $39.4 million, or 8.3%, from the prior comparable period primarily due to business acquisitions.

Digital Media’s gross profit of $169.4 million for the three months ended September 30, 2020 increased $19.9 million, or 13.3%, and gross profit of $458.0 million for the nine months ended September 30, 2020 increased $49.6 million, or 12.1%, from the prior comparable periods primarily due to business acquisitions and lower campaign fulfillment related costs.
Digital Media’s operating expenses of $143.3 million for the three months ended September 30, 2020 decreased $0.7 million, and operating expenses of $410.1 million for the nine months ended September 30, 2020 increased $7.8 million from the prior comparable periods. The decrease in the three months ended September 30, 2020 is primarily due to lower depreciation and amortization, marketing and advertising costs and reduced corporate allocations; partially offset by an impairment associated with lease assets and additional expense associated with businesses acquired in and subsequent to the prior comparable period. The increase in the nine months ended September 30, 2020 is primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs including severance; (b) marketing and advertising costs; partially offset by (c) lower amortization of intangible assets.

As a result of these factors, Digital Media’s operating income of $26.1 million for the three months ended September 30, 2020 increased $20.6 million or 374.8%, and operating income of $47.9 million for the nine months ended September 30, 2020 increased $41.8 million, or 696.1%, from the prior comparable periods.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2020, we had cash, cash equivalents and investments of $664.5 million compared to $675.7 million at December 31, 2019. The decrease in cash and investments resulted primarily from cash used in the repurchase of common stock, purchases of property and equipment (including capitalized labor), investments and business acquisitions; partially offset by cash provided from operations. At September 30, 2020, cash and investments consisted of cash and cash equivalents of $567.9 million and long-term investments of $96.6 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. As of September 30, 2020, cash and investments held within domestic and foreign jurisdictions were $584.3 million and $80.2 million, respectively.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August 2019, the Lenders have provided J2 Cloud Services with a credit facility of $200.0 million (the “Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of September 30, 2020, there were no amounts outstanding under the Credit Facility. On October 7, 2020, the Company provided notice of termination of the Credit Agreement.

On October 7, 2020, the Company issued $750 million aggregate principal amount of 4.625% Senior Notes due in 2030. A portion of the proceeds were deposited with the trustee under the Indenture in an amount sufficient to fund the redemption of the outstanding aggregate principal amount of the 6.0% Senior Notes and to pay the redemption premium due in respect of such redemption and accrued and unpaid interest to, but excluding, the redemption date, which will be December 7, 2020. Subsequent to the quarter end, the Company is pursuing to reestablish a credit facility at the J2 Global, Inc. level of $100.0 million expandable to $350.0 million.

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

In the first nine months of 2020, the Company received capital call notices from the management of OCV Management, LLC. for $31.0 million, inclusive of certain management fees, of which $30.0 million has been paid for the nine months ended September 30, 2020.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $356.0 million and $309.3 million for the nine months ended September 30, 2020 and 2019, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2020 compared to 2019 was attributable to a decrease in accounts receivables, prepaid expenses and other current assets, higher uncertain tax positions and income taxes payable; partially offset by a decrease in accounts payable and accrued expenses due to the timing of payments and reduced deferred revenue. Our cash and cash equivalents were $567.9 million and $575.6 million at September 30, 2020 and December 31, 2019, respectively.

Net cash used in investing activities was $107.3 million and $472.9 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, net cash used in investing activities was primarily due to capital expenditures associated with the purchase of property and equipment (including capitalized labor), the purchase of investments and business acquisitions; partially offset by proceeds from the sale of businesses. The decrease in our net cash used in investing activities in 2020 compared to 2019 was primarily due to fewer business acquisitions.

Net cash (used in) provided by financing activities was $(256.9) million and $46.9 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, net cash used in financing activities was primarily due to repurchase of common stock and business acquisitions. The change in net cash used in financing activities in 2020 compared to 2019 was primarily attributable repurchase of common stock and net borrowings under the line of credit in 2019 that did not occur in 2020; partially offset by lower dividend payments.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. During the nine month period ended September 30, 2020, we repurchased 1,140,819 shares under this program. Cumulatively at September 30, 2020, 4.1 million shares were repurchased at an aggregate cost of $204.6 million (including an immaterial amount of commission fees). In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisitions of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount. As a result of the acquired shares through acquisition and the purchase of J2 Global common stock through the Company’s share repurchase program, no shares remain available for purchase under the 2012 Program.

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of our common stock through August 6, 2025 (the “2020 Program”). During the nine month period ended September 30, 2020, we repurchased 2,000,000 shares under this program. Cumulatively at September 30, 2020, 2,000,000 shares were repurchased at an aggregate cost of $141.8 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2020:

	Payments Due in (in thousands)
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt - principal (a)	$—	$402,414	$—	$—	$—	$1,200,000	$1,602,414
Long-term debt - interest (b)	11,352	55,164	48,625	48,625	48,625	58,250	270,641
Operating leases (c)	7,393	29,086	26,120	20,383	13,726	38,471	135,179
Finance leases (d)	474	602	313	29	—	—	1,418
Telecom services and co-location facilities (e)	890	2,261	1,114	103	—	—	4,368
Holdback payments (f)	4,608	1,511	1,511	—	—	—	7,630
Transition Tax (g)	—	—	—	—	3,189	8,486	11,675
Self-Insurance (h)	5,815	6,165	—	—	—	—	11,980
Other (i)	388	614	598	—	—	—	1,600
Total	$30,920	$497,817	$78,281	$69,140	$65,540	$1,305,207	$2,046,905

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
(f)These amounts represent the holdback amounts in connection with certain business acquisitions.
(g)These amounts represent commitments related to the transition tax on unrepatriated foreign earnings reduced by the 2017 overpayment of US Federal Income Tax.
(h)These amounts represent health and dental insurance plans in connection to self-insurance.
(i)These amounts represent certain consulting and Board of Directors fee arrangements, software license and implementation commitments and others.

On October 7, 2020, the Company issued $750 million aggregate principal amount of 4.625% senior notes due 2030. A portion of the proceeds were deposited with the trustee under the Indenture in an amount sufficient to fund the redemption of the outstanding aggregate principal amount of the 6.0% Senior Notes and to pay the redemption premium due in respect of such redemption and accrued and unpaid interest to, but excluding, the redemption date, which will be December 7, 2020 (see Note 18 - Subsequent Events of the Notes to Financial Statements). The principal and interest included in the schedule above do not give effect to the issuance and deposit on October 7, 2020 and the redemption in December 2020.

As of September 30, 2020, our liability for uncertain tax positions was $60.2 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented contingent consideration associated with acquisitions (other than contingent consideration which we have deemed as certain in terms of amount and timing) in the table above due to the uncertainty of the amounts and the timing of cash settlements. We have also not presented our remaining commitment to OCV Management, LLC of approximately $102.0 million due to the uncertainty of timing of funding requests.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2020, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of September 30, 2020, we had investments in debt securities with effective maturities greater than one year of approximately $0.7 million. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $567.9 million and $575.6 million, respectively.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August 2019, the Lenders have provided J2 Cloud Services with a credit facility of $200.0 million (the “Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of September 30, 2020, there were no amounts outstanding under the Credit Facility. On October 7, 2020, the Company provided notice of termination of the Credit Agreement. Subsequent to the quarter end, the Company is pursuing to reestablish a credit facility at the J2 Global, Inc. level of $100.0 million expandable to $350.0 million.

At J2 Cloud’s option, amounts borrowed under the Credit Agreement bore interest at either (i) a base rate equal to the greatest of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 1/2 of 1% per annum, (y) the rate of interest per annum most recently announced by the Agent as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan ranged from 0.50% to 1.50% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.50%, in each case, depending on the total leverage ratio of J2 Cloud.

If the LIBOR-based interest rates or Federal Funds Effective Rate would have increased by 100 basis points, annual interest expense would have increased by zero as it relates to our Credit Facility that bear variable market interest rates due to the fact there are no amounts outstanding under such facility at September 30, 2020.

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

Foreign exchange (gains) losses for the three months ended September 30, 2020 and 2019 were $(13.9) million and $1.0 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $(15.0) million and $2.8 million, respectively. The decrease in losses to our earnings in the three months and nine months ended September 30, 2020 were attributable to lower inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended September 30, 2020 and 2019 were $(3.2) million and $(8.2) million, respectively, and for the nine months ended September 30, 2020 and 2019 were $(12.1) million and $(8.9) million, respectively.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

 None.

(b)Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. Cumulatively at September 30, 2020, 4.1 million shares were repurchased under the 2012 Program at an aggregate cost of $204.6 million (including an immaterial amount of commission fees). In July 2020, the Company repurchased 140,819 shares under its share repurchase program at an aggregate cost of $8.4 million, which were subsequently retired.

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

In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisitions of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount. As a result of the acquired shares through acquisition and the purchase of J2 Global common stock through the Company’s share repurchase program, no shares remain available for purchase under the 2012 Program.

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of the Company’s common stock through August 6, 2025 (the “2020 Program”). Cumulatively at September 30, 2020, 2,000,000 shares were repurchased at an aggregate cost of $141.8 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2020 - July 31, 2020	142,033	$59.62	140,819	—
August 1, 2020 - August 31, 2020	278,219	$69.80	276,089	9,723,911
September 1, 2020 - September 30, 2020	1,724,991	$71.23	1,723,911	8,000,000
Total	2,145,243		2,140,819	8,000,000
(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL
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

J2 Global, Inc.

Date:	November 9, 2020	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2020	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL

(1)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014.
(2)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 1, 2019.