Form 10-K
period 2020-12-31
J2 GLOBAL, INC.
filed 2021-03-01
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Nasdaq Global Select Market was $2,056,955,800. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2021, the registrant had 45,170,544 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2021 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 138 pages with the Index to Exhibits located on page 133.

PART I
Item 1.    Business

Overview
J2 Global, Inc., together with its subsidiaries (“J2 Global”, “our”, “us” or “we”), is a leading provider of internet information and services. Our Digital Media business specializes in the technology, shopping, gaming, and healthcare markets, offering content, tools and services to consumers and businesses. Our Cloud Services business provides cloud-based subscription services to consumers and businesses including cloud fax, cybersecurity, privacy and marketing technology.
Our Digital Media business generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees. Our Cloud Services business generates revenues primarily from customer subscription and usage fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and enter into new markets.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. Our Cloud Services business is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with some minor seasonal weakness in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
J2 Global was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure, and our Cloud Services business, operated by our wholly owned subsidiary, J2 Cloud Services, LLC (formerly J2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995.
Digital Media
Our Digital Media business operates a portfolio of web properties and apps which includes IGN, RetailMeNot, Mashable, PCMag, Humble Bundle, Speedtest, Offers, Black Friday, MedPageToday, Everyday Health, BabyCenter and What to Expect, among others. During 2020, our Digital Media web properties attracted approximately 9.1 billion visits and 31.5 billion page views.
Our properties provide trusted reviews of technology, gaming and lifestyle products and services; news and commentary related to their vertical markets; professional networking tools, targeted emails and white papers for IT professionals; speed testing for internet and mobile network connections; online deals and discounts for consumers; news, interactive tools and mobile applications that enable consumers to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet and fitness; and news, tools and information for healthcare professionals to stay abreast of industry, legislative and regulatory developments across major medical specialties.
Our Digital Media business generates revenues from the sale of display and video advertising; customer clicks to online merchants as well as commissions on sales attributed to clicks to online merchants; business-to-business leads to IT vendors; the licensing of technology, data and other intellectual property to clients; and the sale of subscription services to consumers and businesses.
We believe competitive factors relating to attracting and retaining users include the ability to provide premium and exclusive content and the reach, effectiveness, and efficiency of our marketing services to attract consumers, advertisers, healthcare professionals and publishers. We continue to seek opportunities to acquire additional web properties, both within and outside of the technology, gaming, lifestyle, and healthcare verticals, with the goal of monetizing their audiences and content through application of our proprietary technologies and insight.

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
Ookla provides customers fixed broadband and mobile network testing applications, data and analysis. Over ten million tests are actively initiated by consumers each day across all of Ookla’s Speedtest platforms, with more than 34 billion completed to date. As a result, Ookla maintains comprehensive analytics on worldwide internet performance and accessibility. Ookla solutions have been adopted by a significant number of internet service providers and mobile carriers worldwide and have been translated into over 30 languages for use by thousands of businesses, governments, universities and trade organizations.
Ekahau provides solutions for enterprise wireless network design and troubleshooting. More than 15,000 customers run their networks with Ekahau’s Wi-Fi planning and measurement solutions, which design and manage superior wireless networks by seeking to minimize network deployment time and establish sufficient wireless coverage across the network.

Downdetector offers real-time overviews of status information and outages for services and digital products that consumers use every day. Downdetector aims to track any service that its users consider vital to their everyday lives, including (but not limited to) internet providers, mobile providers, airlines, banks, public transport and other online services.

Spiceworks Ziff Davis B2B provides digital content for buyers of information technology (IT) products and services, allowing IT vendors to identify, reach and influence corporate IT decision makers who are actively researching specific IT purchases.

Shopping

RetailMeNot is a savings destination that influences consumer purchase decisions through savings and discount opportunities by connecting retail partners representing more than 70,000 national and international brands with consumer shopping audiences. RetailMeNot promotional media solutions include mobile coupons and codes, cash back offers and browser extensions.
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
Gaming

IGN Entertainment is an internet media brand focused on the video game and entertainment enthusiast markets. IGN reaches more than 254 million monthly users across 28 platforms and is followed by more than 47 million social and YouTube followers with 500 million minutes watched monthly.
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
Everyday Health Consumer

Consumer-focused properties include online content, news, interactive tools and applications designed to allow consumers to manage a broad array of health and wellness needs on a daily basis. Everyday Health, our flagship brand, is a broad-based health information portal that provides consumers with trusted and actionable health and wellness information intended to empower users to better manage their health and wellness.

The Mayo Clinic Diet is a digital program, a subscription-based plan for weight loss, and ultimately better health, developed by the weight loss experts at Mayo Clinic. Based on the bestselling book by the same name, the Mayo Clinic Diet digital program provides a step-by-step program to jump-start quick weight loss, achieve a goal weight and maintain it for life.

Everyday Health Pregnancy & Parenting
BabyCenter is the leading global digital pregnancy and parenting resource. BabyCenter operates 10 international versions in nine different languages delivered via websites, mobile apps and online communities. We also operate the digital properties for the What to Expect brand, a leading pregnancy and parenting media resource. Based on the best-selling pregnancy book, What to Expect When You’re Expecting, by author Heidi Murkoff, the What to Expect website and mobile applications contain interactive content on conception planning and pregnancy, as well as information on raising newborns and toddlers.

Everyday Health Professional

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

PRIME Education provides accredited continuing medical education (“CME”) and continuing education (“CE”) programs to healthcare professionals. PRIME is nationally recognized for its healthcare outcomes research and its conduct of research-informed and other CME and CE programs in various therapeutic areas. For two of the last four years, PRIME has been honored by the Alliance for Continuing Education in the Health Professions as winner of the William Campbell Felch Award for Outstanding Research in Continuing Education (“CE”).

Subscriptions

We offer subscriptions to businesses for Speedtest Intelligence, which offers up-to-date insights into global fixed broadband and mobile performance data. We offer subscriptions to consumers for our Mayo Clinic Diet program, PCMag Digital Edition and Humble Bundle.

Display and Video Advertising
We sell online display and video advertising on our owned-and-operated web properties and on third party sites.
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

Our digital media business competes with diversified internet and digital media companies like IAC/InterActiveCorp, Red Ventures, Internet Brands and others as well as with other sellers of advertising including Google, Facebook, and others. We believe that the primary competitive factors determining our success in the market for our digital media include the reputation of brands as trusted sources of objective information and our ability to attract internet users and advertisers to our web properties and our expertise in multiple methods of monetization.

For more information regarding the competition that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Cloud Services
Consumers and businesses of all sizes are increasingly subscribing to cloud-based services to meet their communication, messaging, security, privacy, customer marketing and other needs. Cloud-based services represent a model for delivering and consuming, independent of location, real time business technology services, resources and solutions over the internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security. Our eFax®, MyFax® and sFax® fax services enable users to securely send and receive faxes via the internet and email. Our Vipre security and Inspired eLearning cybersecurity solutions protect our customers from cyber threats with endpoint and email security, threat intelligence and security awareness training. IPVanish and Encrypt.me provide virtual private networks that encrypt our customers’ data and activity on the internet. Livedrive® enables our customers to securely back up their data and dispose of tape or other physical systems. Campaigner®, iContact, and SMTP provide our customers enhanced email marketing and delivery solutions. eVoice® and Line2 provide our customers a virtual phone system with various available enhancements. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.
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
We market our Cloud Services offerings to a broad spectrum of prospective business customers including sole proprietors, small to medium-sized businesses, enterprises and government organizations. We also market our Cloud Services offerings to consumers. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; selling through both a telesales and direct sales force; and working with resellers and other channel partners. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

We offer the following cloud services and solutions:
Cloud Fax
eFax® is a leading brand in the global cloud fax market. Various tiers of service provide increasing levels of features and functionality to sole proprietors, small and medium-sized businesses, and enterprises around the world. Our most popular services allow individuals to receive and send faxes as email attachments. In addition to eFax®, we offer cloud fax services under a variety of alternative brands including sFax®, SRFax, MyFax®, and eFax Corporate™ .
Cybersecurity
VIPRE™ software solutions protect people and businesses from costly and malicious cyber threats. VIPRE offerings include comprehensive endpoint and email security, along with threat intelligence for real-time malware analysis.
Inspired eLearning’s SaaS platform for cybersecurity awareness and compliance training helps enterprises protect their organizations by reducing human-related cybersecurity and workplace incidents.
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

SMB Enablement Services

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

Competition
Our Cloud Services business faces competition from, among others, cloud fax-providers, traditional fax machine or multi-function printer companies, unified messaging/communications providers, healthcare inoperability solutions, email marketing solution providers, cyber security software and service vendors, and virtual private networks. Our online fax and cybersecurity solutions compete against traditional fax machine manufacturers, which are generally large and well-established companies, as well as publicly traded and privately-held providers of online fax services, cybersecurity solutions and related software, such as OpenText and Mimecast. Our Cloud Services business also competes against diversified and acquisitive vertical market software providers like Constellation Software. Some of these companies may have greater financial and other resources than we do.

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
We own and use a number of trademarks in connection with our services, including word and/or logo trademarks for IGN, Everyday Health, BabyCenter, Humble Bundle, PCMag, eFax, Mashable, Ookla, Speedtest, and RetailMeNot, among others. Many of these trademarks are registered worldwide, and numerous trademark applications are pending around the world. We hold numerous internet domain names, including “everydayhealth.com”, “retailmenot.com”, “efax.com”, “pcmag.com”, “ign.com”, “speedtest.net”, “offers.com”, “humblebundle.com”, “mashable.com”, and “babycenter.com”, among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net”, “.biz”, “.info” and “.us”, among others.

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
We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $64.3 million, $54.4 million and $48.4 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Human Capital Resources
As of December 31, 2020, we had approximately 4,700 employees, evenly split between U.S. and non-U.S based employees. Our ability to continue to attract, retain and motivate our highly qualified workforce is very important to our continued success. Approximately 70 of the editorial employees in our Digital Media business have elected to join a union. We chose to voluntarily recognize the union and have commenced negotiations on a collective bargaining agreement. None of our other employees are represented by collective bargaining.

Acquisition Strategy Impact on Human Capital

J2 Global has made more than 189 acquisitions since its inception, including nine during 2020. Welcoming and integrating new groups of employees - each group with its own unique culture, organizational norms, and expectations - is a strength of ours. We have developed processes to reduce the human capital risk associated with our acquisition strategy, and we believe that our ability to effectively integrate new employees and businesses is a core competency for J2 Global.

Our Culture

Culture at J2 Global operates on two levels. While we have a strong enterprise-wide culture that focuses on our core values – leadership, collaboration, efficiency, innovation, and purpose – we also have a strong network of micro-cultures that operate within many of our businesses and drive their success. Integrating those micro-cultures and values is important; we work hard to foster an environment of collaboration and embrace the power of small groups working together.

An important dimension of the enterprise culture at J2 Global stems from our belief that profitability and corporate responsibility go hand in hand. We believe that “Doing is Greater than Talking,” which has been a rallying cry to employees, galvanizing them to take action to create social value and impact.

With their work and many contributions, our employees play a crucial role in supporting J2 Global’s “Five Pillars of Purpose,” which today include:

Diversity, Equity & Inclusion - Reinforce our diverse workforce, reflect our diverse audiences, and extend upon our inclusive culture.
Data - Protect our data and customer data, ensure our product security, and respect the data privacy rights of our users.

Environmental Sustainability - Reduce our environmental footprint and continue helping customers and users reduce their footprint.

Community - Support our employees worldwide and positively impact the communities around us.

Governance - Represent shareholders’ best interests with our rigorous and transparent corporate governance structure.

Diversity, Equity & Inclusion

Our digital media audiences and cloud services users are diverse – gender, race, ethnicity, age, orientation, geography, education, background, interests, and more. We believe that for our business to succeed over the long term, J2 Global must have an inclusive corporate culture that embraces diversity and promotes equity across our enterprise.

We are taking steps to promote that culture. To date, we have:
•created J2 Diversity Council, a diverse group of employees that develops recommendations for recruiting, mentorship, and advancement;
•supported five Employee Resource Groups to increase opportunities for networking, learning, and development, with more groups to come;
•promoted training and education through our Racism in America speaker series and through expanded mandatory training that includes Managing Bias and Diversity & Inclusion; and
•introduced DEI targets into our executive compensation program beginning in 2021.

We believe that transparency and accountability are important parts of managing human capital risk. To that end, in 2020 we published our inaugural Annual Diversity Report, available on our website, which details our workforce race representation, gender representation, and details how those differ between our overall workforce and our senior employees, as well as introducing commitments to DEI initiatives within our current and future workforce. We are proud of our progress to date – and we recognize we have much more to do.

Hiring

We reinforce our culture and our values by seeking out diverse candidates, and looking for candidates that fit well with our organizational priorities. We have had success in this area; 38 percent of all recent new hires have been people of color, and 44 percent of recent new hires have been women. We are working to proactively attract more diverse talent; we have doubled our referral bonus paid to employees when we hire a person of color they recommend, and we are partnering with Jopwell and the Professional Diversity Network to advertise our open roles to employees aligning with a multitude of identity groups.

Employee Compensation & Benefits

Compensation is an important consideration for all of our employees and we strive to pay competitive compensation packages that reflect the success of the business and the individual contributions of each colleague. We are committed to fair pay practices; roles are periodically benchmarked to help inform where adjustments may be needed.

We care for our employees by providing benefits we believe are effective at attracting and retaining the talent critical for our success and, more importantly, assist in their day to day well-being. Those benefits include comprehensive health insurance coverage and covering 83% of health insurance premiums for covered U.S. employees, an employee stock purchase program, flexible time off, free access to telemedicine, up to 16 weeks of paid parental leave for birth parents, family planning support, 16 hours annually of fully paid Volunteer Time Off, partnering with Benevity to support volunteer event opportunities globally, and a program encouraging personal paths to wellness called “Wellness Your Way.”
Health and Wellness

Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. The ongoing COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety and general well-being of our colleagues. In 2020, we introduced a mental health education program which will continue with quarterly events throughout 2021. We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.

Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”). Such reports and other information and amendments thereto filed or furnished by the Company with the SEC are available free of charge on the Company’s website at www.J2.com as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC’s website. The information on our website is not part of this report. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings we file electronically with the SEC at www.sec.gov. Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees. The Code is posted on the corporate governance page of J2 Global’s website, and can be accessed at http://investor.j2global.com. Any changes to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or directors will be posted on that website.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related To Our Business

•Acquisitions and investments in our business play a significant role in our growth.
•Acquisitions may disrupt our operations and harm our operating results.
•The majority of our revenue within the Digital Media business is derived from short-term advertising arrangements, and our Digital Media business may lose or be unable to attract advertisers if it cannot develop, commission or acquire compelling content, if it cannot attract users to mobile offerings or if advertisers’ marketing budgets are cut or reduced.
•We face risks associated with system failures, security breaches and other technological issues.
•COVID-19 pandemic and related governmental response could negatively affect our business, operations and financial performance.
•We face risks associated with political instability and volatility in the economy.
•Our cloud fax services constitute a significant percentage of our revenue.
•Our business is highly dependent on our billing systems functioning properly, and we face risks associated with card declines and merchant standards imposed by card companies.
•The markets in which we operate are highly competitive, and we may not be successful in growing our brands or revenue.
•We face potential liability for various types of legal claims, and we may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could divert significant operational resources and our management’s time and attention.
•We face risks associated with changes in our tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, assessments or audits by taxing authorities and potential exposure to additional tax liabilities (including with respect to sales and use, telecommunications or similar taxes).
•We may be subject to risks from international operations, including risks associated with currency fluctuations and foreign exchange controls, the United Kingdom’s decision to end its membership in the European Union and other adverse changes in global financial markets, including unforeseen global crises such as war, strife, strikes, global health pandemics.
•We may be found to infringe the intellectual property rights of others, and we may be unable to adequately protect of our own intellectual property rights.
•Our business is dependent on the supply of services and other business requirements from other companies.
•Our business is dependent on our retention of our executive officers, senior management and our ability to hire and retain key personnel.
•Our level of indebtedness could adversely affect our financial flexibility and our competitive position, and we require significant cash to service our debt and fund our capital requirements.
•We are exposed to risk if we cannot maintain or adhere to our internal controls and procedures.
•We face risks associated with our Convertible Notes, including the possibility of changes in interest deductions, triggering of the conditional conversion feature, lack of funds to settle conversions or repurchase notes, use of particular accounting methods, and imposition of restrictions on future debt.
•Our businesses depend in part on attracting visitors to our websites from search engines.

Risks Related To Our Industries

•We are subject to laws and regulations worldwide, changes to which could increase our costs and individually or in the aggregate adversely affect our business. These may in turn subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

•We operate across many different markets and may be exposed to a variety of government and private actions or self-regulatory developments regarding data privacy and security.
•Data privacy and security regulations such as the GDPR and the CCPA impose significant compliance costs and expose us to substantial risks, particularly with respect to health data or other sensitive data.
•Developments in the healthcare industry and associated regulations could adversely affect our business, including our Everyday Health Group set of brands.
•Our business could suffer if providers of broadband internet access services block, impair or degrade our services.
•Our business could suffer if we cannot obtain or retain numbers, are prohibited from obtaining local numbers or are limited to distributing local numbers to only certain customers.
•Rate increases by regulated carriers could require us to either raise the retail prices of our offerings and lose customers or reduce our profit margins.
•Our business faces risks associated with advertisement blocking technologies and advertising click fraud.
•The industries in which we operate are undergoing rapid technological changes and we may not be able to keep up.

Risks Related To Our Stock

•Features of the Convertible Notes and Senior Notes may delay or prevent an otherwise beneficial attempt to take over our company.
•Conversions of the Convertible Notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their Convertible Notes.
•We are a holding company and our operations are conducted through, and substantially all of our assets held by, subsidiaries, which are subject to restrictions on their ability to pay dividends to us to fund our dividends and interest payments and other holding company expenses.
•Future sales of our common stock may negatively affect our stock price.
•Anti-takeover provisions could negatively impact our stockholders.
•Our stock price may be volatile or may decline, due to various reasons, including variations between actual results and investor expectations, industry and regulatory changes, introduction of new services by our competitors, developments with respect to IP rights, geopolitical events such as war, threat of war or terrorist actions, and global health pandemics, among others.

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
•Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets may have stronger market positions;
•Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions; and
•The potential loss of key employees, customers, distributors, vendors and other business partners of the businesses we acquire.

Acquisitions may also cause us to:

•Use a substantial portion of our cash resources or incur debt;
•Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;
•Assume liabilities;
•Issue common stock that would dilute our current stockholders’ percentage ownership;
•Record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;
•Incur amortization expenses related to certain intangible assets; and
•Become subject to intellectual property or other litigation.

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

    In most cases, our agreements with advertisers have a term of one year or less and may be terminated at any time by the advertiser or by us without penalty. Advertising agreements often provide that we receive payment based on “served” impressions but the online ad industry has started to shift so that payment will be made based on “viewable” impressions, and that change in basis could have a negative effect on available impressions thereby reducing our revenue potential. Accordingly, it is difficult to forecast display revenue accurately. In addition, our expense levels are based in part on expectations of future revenue. Moreover, we believe that advertising on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. Some of these factors include budget constraints of our advertisers, cancellations or delays of projects by our advertisers, the cyclical and discretionary nature of advertising spending, general economic, internet-related and media industry conditions, as well as extraordinary events. Further, our inability to produce “live events” for an indefinite period of time due to the COVID-19 pandemic may result in a reduction of spending or loss of current or potential advertisers. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential advertisers. Any reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.
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

Our ability to grow revenue from our Digital Media business is dependent on our ability to demonstrate to marketers that their marketing campaigns with us provide a meaningful return on investment (“ROI”) relative to offline and other online opportunities. Certain of the marketing campaigns with respect to our Digital Media business are designed such that the revenues received are based entirely upon the ROI delivered for customers. Our Digital Media business has invested significant resources in developing its research, analytics and campaign effectiveness capabilities and expects to continue to do so in the future. Our ability, however, to demonstrate the value of advertising and sponsorship on Digital Media business properties will depend, in part, on the sophistication of the analytics and measurement capabilities, the actions taken by our competitors to enhance their offerings, whether we meet the ROI expectations of our customers and a number of other factors. If we are unable to maintain sophisticated marketing and communications solutions that provide value to our customers or demonstrate our ability to provide value to our customers, our financial results will be harmed.

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

The COVID-19 pandemic and related governmental response could negatively affect our business, operations and financial performance.

In March 2020, the World Health Organization declared the COVID-19 outbreak as a pandemic. The impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility and overall uncertainty. Among other things, the COVID-19 pandemic has resulted in travel bans around the world, declarations of states of emergency, stay- or shelter-at-home requirements, business and school closures and manufacturing restrictions. In addition, the COVID-19 pandemic has contributed to (i) increased unemployment and decreased consumer confidence and business generally; (ii) sudden and significant declines, and significant increases in volatility, in financial and capital markets; (iii) increased spending on our business continuity efforts, which has required and may further require that we cut costs or investments in other areas; and (iv) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

We have adjusted certain aspects of our operations to protect our employees and customers while still seeking to meet customers’ needs for our vital cloud internet services and digital media services. We cannot predict at this time the extent to which the COVID-19 pandemic could negatively affect our business, operations and financial performance. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic. Nonetheless, we believe that it is likely that our business, operations and financial performance will continue to be adversely affected until the pandemic subsides and the U.S. and worldwide economies begin to recover. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this section entitled “Risk Factors” or in the “Risk Factors” section of any subsequent Quarterly Report on Form 10-Q. Even after the pandemic subsides, it is possible that the U.S, and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, operations and financial performance.

Our cloud fax services constitute a significant percentage of our revenue.

Currently, cloud fax revenue constitutes approximately 22% of our consolidated revenues. The success of our business is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as cybersecurity, SMB enablement solutions and services related to our Digital Media business. If the demand for cloud fax decreases, and we are unable to replace lost revenues from decreased usage or cancellation of our cloud fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

We believe that one of the attractive features of our eFax® and similar products is that fax signatures are a generally accepted method of executing contracts and a method of transmitting confidential information in a secure manner especially in the healthcare field in the United States. There are ongoing efforts by governmental and non-governmental entities to create a universally accepted method for electronically signing documents. Widespread adoption of so-called “digital signatures” could reduce demand for our fax services and, as a result, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Our Digital Media business faces significant competition from online media companies as well as from social networking sites, mobile application, traditional print and broadcast media, general purpose and search engines and various e-commerce sites. Our Cloud Services business faces competition from cloud software services and applications across several categories including secured communications, cybersecurity and marketing technology.
Several of our competitors offer an integrated variety of software and internet products, advertising services, technologies, online services and content. We compete against these and other companies to attract and retain subscribers, users, advertisers and developers. We also compete with social media and networking sites which are attracting a substantial and increasing share of users and users’ online time, and may continue to attract an increasing share of online advertising dollars.
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

We are subject to examination by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities and government bodies. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax and other tax reserves. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results, and cash flows.

In addition, due to the global nature of the internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, the European Union, certain member states, and other countries, as well as states within the United States, have proposed or enacted taxes on online advertising and marketplace service revenues. The application of existing, new or revised taxes on our business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the internet. The application of these taxes on our business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

Moreover, we are currently under or subject to examination for indirect taxes in various states, municipalities and foreign jurisdictions. We currently have a $22.5 million reserve established for these matters. If a material indirect tax liability associated with prior periods were to be recorded, for which there is not a reserve, it could materially affect our financial results for the period in which it is recorded.

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

Our level of indebtedness could have significant effects on our business. For example, it could:

•make it more difficult for us to satisfy our obligations, including our current indebtedness and any other indebtedness we may incur in the future;
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
restrict us from exploiting business opportunities;
•place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, the indenture governing the 4.625% Senior Notes of our subsidiary contains, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

The indenture governing the 4.625% Senior Notes contains a number of restrictive covenants that impose significant operating and financial restrictions and may limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions, or otherwise restrict our activities or business plans. These include restrictions on our ability to:

•incur additional indebtedness;
•create liens;
•engage in sale-leaseback transactions;
•pay dividends or make distributions in respect of capital stock;
•purchase or redeem capital stock;
•make investments or certain other restricted payments;
•sell assets;
•enter into transactions with affiliates;
•amend the terms of certain other indebtedness and organizational documents; or
•effect a consolidation or merger.

A breach of the covenants under the indenture governing the 4.625% Senior Notes could result in an event of default. Such a default may allow the note holders to accelerate the Senior Notes and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In the event the holders of our 4.625% Senior Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness or our other indebtedness.

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

Holders of the 3.25% convertible senior notes due June 15, 2029 (the “3.25% Convertible Notes”) will have the right to require us to repurchase their 3.25% Convertible Notes on each of June 15, 2021 and June 15, 2024 and upon the occurrence of a fundamental change (as defined in the indenture governing the 3.25% Convertible Notes), in each case, at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Holders of the Senior Notes also have the right to require us to repurchase the Senior Notes upon the occurrence of a change in control (as defined in the indenture governing the Senior Notes) at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any. Holders of our 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes,” and together with the 3.25% Convertible Notes, the “Convertible Notes”) also will have the right to require us to repurchase their 1.75% Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 1.75% Convertible Notes) at a repurchase price equal to 100% of the principal amount of the 1.75% Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. It is our intention to satisfy our conversion obligation by paying and delivering a combination of cash and shares of our common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of our common stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes or Senior Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or Senior Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes or Senior Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the applicable Convertible Notes indenture would constitute a default under the Convertible Notes indenture. A default under any indenture or the fundamental change or change of control itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or the Senior Notes or make cash payments upon conversions of the Convertible Notes.

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

The conditional conversion feature of the 3.25% Convertible Notes was triggered for the quarter ended December 31, 2020 and it is reasonably likely that it will be triggered in subsequent quarters. If J2 elects to convert all or a portion of the 3.25% Convertible Notes into shares of the Company’s common stock, our common stock will be diluted which could adversely affect our stock price.

Our interest deductions attributable to the 3.25% Convertible Notes may be deferred, limited or eliminated under certain conditions.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (“EU”) in a national referendum (“BREXIT”), and on January 31, 2020 the United Kingdom exited the EU and, on December 31, 2020, the transition period under the withdrawal agreement between the U.K. and the EU ended. The results of the United Kingdom’s BREXIT have caused, and may continue to cause, volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. We are continuing to evaluate the effects of BREXIT, which could potentially disrupt our access to human capital and some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations. Any of these effects of BREXIT, among others, and other adverse changes in global financial markets could have a materially adverse impact on our results of operations, financial condition, cash flows and could render us either unable to access global financial markets or able to access these markets only at higher interest costs and with restrictive financial or other conditions.

Taxing authorities may successfully assert that we should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and we could be subject to liability with respect to past or future tax, which could adversely affect our operating results.

We believe we remit state and local sales and use tax, excise, utility user, and ad valorem taxes, fees and surcharges or other similar obligations in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions. Such tax, fees and surcharge laws and rates vary greatly by jurisdiction, and the application of such taxes to e-commerce businesses, such as ours, is a complex and evolving area. The jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability. In addition, in the future we may also decide to engage in activities that would require us to pay sales and use, telecommunications, or similar taxes in new jurisdictions. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

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

Also, in the U.S., the Communications Assistance to Law Enforcement Act (“CALEA”) requires any telecommunications carriers to be capable of performing wiretaps and recording other call identifying information in cooperation with law enforcement. In September 2005, the FCC expanded the definition of “telecommunications carriers” to include facilities-based broadband internet access providers and Voice-over-Internet-Protocol (“VoIP”) providers that interconnect with the public switched telephone network. As a result of this definition, J2 Global’s VoIP offerings are subject to CALEA, which has impacted our operations.

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

Native advertising is an increasing part of our Digital Media business’s online advertising revenue. On December 22, 2015, the FTC issued Guidelines and an Enforcement Policy Statement on native advertising, described by the FTC as, in part, ads which often “resemble the design, style, and functionality of the media in which they are disseminated.” The Company believes it is compliant with the requirements of these guidelines on our current practices and offerings. However, we will continue to monitor what effect this guideline and other related government regulations, and how the FTC enforces it, could have on our native advertising and branded content business. In addition, the timing and extent of any enforcement by the FTC with regard to the native advertising practices by the Company, or others, could reduce the revenue we generate from this line of business. The UK similarly has issued guidelines on native advertising in the UK Code of Non-broadcast Advertising and Direct & Promotional Marketing (“CAP Code”) and is regulated, in part, by the Advertising Standards Authority. The Company believes it is compliant with the requirements of the CAP Code on our current practices and offerings and will continue to monitor the effect of these and other related governmental regulations.

As of May 25, 2018, certain data transfers from and between the European Union (“EU”) are subject to the GDPR. As discussed in more detail below, the GDPR prohibits data transfers from the EU to other countries outside of the EU, including the U.S., without appropriate security safeguards and practices in place. Previously, for certain data transfers from and between the EU and the U.S., J2 Global, like many other companies, had relied on what is referred to as the “EU-U.S. Safe Harbor,” in order to comply with privacy obligations imposed by EU countries. The European Court of Justice invalidated the EU-U.S. Safe Harbor. Additionally, other countries that relied on the EU-U.S. Safe Harbor that were not part of the EU have also found that data transfers to the U.S. are no longer valid based on the European Court of Justice ruling. Although U.S. and EU policymakers approved a new framework known as “Privacy Shield” that would allow companies like us to continue to rely on some form of a safe harbor for the transfer of certain data from the EU to the U.S., on July 16, 2020, the Court of Justice of the European Union issued a judgment declaring as “invalid” the European Commission’s Decision (EU) 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield, rendering it invalid. We cannot predict how or if these issues will be resolved nor can we evaluate any potential liability at this time.

The Company has put into place various alternative frameworks and grounds on which to rely in order to be in compliance with relevant law for the transfer of data from overseas locations to the U.S. including reviewing Company’s data collection process, procedures and putting into place Data Processing Agreements that incorporate Standard Contractual Clauses as well as supplementary measures with vendors, partners and other third parties. Some independent data regulators have adopted the position that other forms of compliance are also invalid though the legal grounds for these findings remain unclear at this time. We cannot predict at this time whether the alternative grounds that J2 Global continues to implement will be found to be consistent with relevant laws nor can we evaluate what, if any, potential liability may be at this time.

On June 28, 2018, the California legislature enacted the CCPA, which took effect on January 1, 2020 and became enforceable starting July 1, 2020. The CCPA, which covers business that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. Based on the final implementation regulations released by the California Attorney General in August 2020, we believe we have implemented such links where necessary, we action consumer opt outs and other subject rights when requested, and our privacy policies have been updated and posted on our websites. We are continuing to evaluate the impact to our business, if any. In addition, in November 2020 California voters adopted the California Privacy Rights Act (“CPRA”) that amends the CCPA, including creating a new agency to implement and enforce the law. The CPRA will take effect on January 1, 2023 and is subject to a number of required rule-makings. Until that rule-making is complete, we cannot fully evaluate the impact of the CPRA on our businesses. Other states are proposing similar privacy laws and if those are passed, our Company may be subject to additional requirements and restrictions that could have an impact on our business.

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

Many of our users voluntarily provide us with demographic and other information when they register for one of our services or properties. In order for our Everyday Health Group brands to deliver marketing and communications solutions to pharmaceutical and medical device companies, health insurers, hospital systems, and other customers, we rely on data provided by our users. We also purchase data from third-party sources to augment our user profiles and marketing databases so we are better able to personalize content, enhance our analytical capabilities and better target our marketing programs. If changes in user sentiment regarding the sharing of information results in a significant number of visitors to our websites and applications refusing to provide us with information such as demographic information, information about their specific health interests, or profession information, our ability to personalize content for our users and provide targeted marketing solutions would be impaired. If our users choose to opt-out of having their data used for behavioral targeting, it would be more difficult for us to offer targeted marketing programs to our customers.

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

New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. Similarly, exercise of the “Do Not Sell” right under the CCPA limits a business’ ability to monetize certain personal information collected online. The CPRA will require businesses to treat “Do Not Track” and other similar “global privacy control” browser settings as opt outs from the sale of a user’s personal information. These laws and regulations could have a significant impact on the operation of our advertising and data businesses. U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilizes cookies or other tracking tools. Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices.

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

U.S. and foreign governments have enacted or considered or are considering legislation or regulations that could significantly restrict our ability to collect, augment, analyze, use and share deidentified or anonymous data, which could increase our costs and reduce our revenue.

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

The GDPR and the CCPA impose significant compliance costs and exposes the Company to substantial risks.

The EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in a variation of privacy standards from country to country. The GDPR harmonizes EU data privacy laws and contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data use in Europe, which will continue to increase our costs. The CCPA similarly contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data usage of California residents, which will continue to increase our costs. Additionally, government authorities will have more power to enforce compliance and impose substantial penalties for any failure to comply. In addition, individuals have the right to compensation under the GDPR, and individuals may have the right to file a class action under the CCPA in certain circumstances. In the event the Company fails to maintain compliance, the Company could be exposed to material damages, costs and/or fines if an EU government authority, an EU resident, the California Attorney General or a California resident commenced an action. Failure to comply or maintain compliance could cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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
A significant portion of Everyday Health Group’s advertising and sponsorship revenues is derived from the healthcare industry, including pharmaceutical, medical device, over-the-counter and consumer-packaged-goods companies, and could be affected by changes affecting healthcare spending. Industry changes affecting healthcare spending could impact the market for these offerings. General reductions in expenditures by healthcare industry participants could result from, among other things:
•government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;
•consolidation of healthcare industry participants;
•reductions in governmental funding for healthcare; and
•adverse changes in business or economic conditions affecting pharmaceutical and medical device companies or other healthcare industry participants.
Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. For example, use of our content offerings and the sale of our products and services could be affected by:
•changes in the design and provision of health insurance plans;
•a decrease in the number of new drugs or pharmaceutical and medical device products coming to market; and
•decreases in marketing expenditures by pharmaceutical or medical device companies as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical or medical device companies.
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
The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. Existing and future laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many healthcare laws are complex, and their application may not be clear. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply with such laws and regulations, could create liability for us. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Additionally, government actions, investigations, or pronouncements, or a change in self-regulatory organization rules or healthcare industry norms, might impact healthcare industry customer views of risks associated with purchasing our services and result in a reduction in their expenditures.
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

The terms of the Convertible Notes require us to offer to purchase the Convertible Notes for cash in the event of a fundamental change (as defined in the indenture governing the 3.25% Convertible Notes and the indenture governing the 1.75% Convertible Notes), and the terms of the Senior Notes require us to offer to repurchase the Senior Notes for cash in the event of a change of control (as defined in the indenture governing the Senior Notes). These features may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

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

We are a holding company. We conduct substantially all of our operations through our subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to pay dividends on our stock, service our debt, including the Convertible Notes and fund other holding company expenses depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise. Dividends, loans or other distributions to us from such subsidiaries could be subject to future contractual and other restrictions.

Future sales of our common stock may negatively affect our stock price.

As of February 24, 2021, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.

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

Our stock price and trading volumes have been volatile and we expect that this volatility will continue in the future due to factors, such as:

•Assessments of the size of our subscriber base and our average revenue per subscriber, and comparisons of our results in these and other areas versus prior performance and that of our competitors;
•Variations between our actual results and investor expectations;
•Regulatory or competitive developments affecting our markets;
•Investor perceptions of us and comparable public companies;
•Conditions and trends in the communications, messaging and internet-related industries;
•Announcements of technological innovations and acquisitions;
•Introduction of new services by us or our competitors;
•Developments with respect to intellectual property rights;
•Conditions and trends in the internet and other technology industries;
•Rumors, gossip or speculation published on public chat or bulletin boards;
•General market conditions;
•Geopolitical events such as war, threat of war or terrorist actions; and
•Global health pandemics.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we leased approximately 48,000 square feet of office space for our global headquarters in Los Angeles, California under a lease that expires on January 31, 2031. The Digital Media business is headquartered in New York City, where it leases approximately 39,000 square feet of office space pursuant to a lease that extends through October 2024. Digital Media’s Everyday Health division occupies 80,000 square feet of office space pursuant to a lease that extends through October 2023. Additionally, we have smaller leased offices throughout Asia, North America, Europe and Australia.

All of our network equipment is housed either at our leased properties or at one of our multiple co-location facilities around the world. We believe our current facilities are generally in good operating condition and are sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

See Note 12, “Commitments and Contingencies”, to our accompanying consolidated financial statements for a description of our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

                        PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “JCOM”.

Holders

We had 246 registered stockholders as of February 24, 2021. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We initiated a quarterly cash dividend program in August 2011 with a payment of $0.20 per share of common stock on September 19, 2011. We have paid an increasing quarterly cash dividend in each subsequent calendar quarter through June 4, 2019.

The following is a summary of each dividend declared during fiscal year 2019:

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

In November 2018 and May 2019, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. 600,000 shares were repurchased in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the year ended December 31, 2019, the Company repurchased 197,870 shares at an aggregate cost of $16.0 million which were subsequently retired in the same year. During the year ended December 31, 2020, the Company repurchased 1,140,819 shares at an aggregate cost of $87.5 million which were subsequently retired in the same year. As of December 31, 2020, we had repurchased all of the available shares under the 2012 Program at an aggregated cost of $204.6 million (including an immaterial amount of commission fees). See Note 14 “Stockholders’ Equity” of the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the year ended December 31, 2020, the Company entered into a Rule 10b5-1 trading plan and repurchased 2,490,599 shares at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired (see Note 14 - Stockholders’ Equity of the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference).

As a result of the Company’s share repurchase programs, the number of shares available for purchase is 7,509,401 shares of J2 Global common stock.

The following table details the repurchases that were made under and outside the 2020 Program during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	22,186	$67.50	20,723	7,979,277
November 1, 2020 - November 30, 2020	469,876	$73.64	469,876	7,509,401
December 1, 2020 - December 31, 2020	101	$94.00	—	7,509,401
Total	492,163		490,599	7,509,401
(1)     Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 regarding shares outstanding and available for issuance under J2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	475,601	$69.61	3,424,289
Equity compensation plans not approved by security holders	—	—	—
Total	475,601	$69.61	3,424,289

The number of securities remaining available for future issuance includes 2,019,350 and 1,404,939 under our 2015 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Refer to Note 15 to the accompanying consolidated financial statements for a description of these Plans.

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

J2 Global’s peer group index for 2020 consists of IAC/InterActive Corp., TripAdvisor, Inc., LivePerson, Inc., Zillow Group, Inc., Salesforce.com, Inc., Open Text Corp. and Tyler Technologies, Inc. The Company removed LogMeIn, Inc. since it was acquired during the current year. There were no companies added to the peer group index for 2020.

Measurement points are December 31, 2015 and the last trading day in each of J2 Global’s fiscal quarters through the end of fiscal 2020. The graph assumes that $100 was invested on December 31, 2015 in J2 Global’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		Nasdaq	2020 Peer
Date	J2 Global	Computer Index	Group Index
Dec-15	100.00	100.00	100.00
Mar-16	75.58	100.86	90.83
Jun-16	77.92	96.87	100.33
Sep-16	82.52	110.99	95.11
Dec-16	101.40	112.27	88.93
Mar-17	104.41	126.73	101.60
Jun-17	106.30	132.04	109.30
Sep-17	93.15	143.58	115.54
Dec-17	95.03	155.80	123.38
Mar-18	100.24	159.72	142.03
Jun-18	110.09	170.95	161.86
Sep-18	106.04	184.23	185.13
Dec-18	90.20	150.06	158.24
Mar-19	111.66	178.11	181.40
Jun-19	115.00	185.00	178.85
Sep-19	117.34	193.20	175.05
Dec-19	120.85	225.59	193.58
Mar-20	97.94	199.77	165.93
Jun-20	83.80	265.03	222.29
Sep-20	91.10	297.95	294.46
Dec-20	125.70	337.98	284.44

Index Value
400
350
300
250
200
150
100
50
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
j2 Global
NASDAQ Computer Index
2020 Peer Group Index

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except for share and per share amounts)
Statement of Income Data:
Revenues	$1,489,593	$1,372,054	$1,207,295	$1,117,838	$874,255
Cost of revenues	231,782	237,323	201,074	172,313	147,100
Gross profit	1,257,811	1,134,731	1,006,221	945,525	727,155
Operating expenses:
Sales and marketing	413,474	379,183	338,304	330,296	206,871
Research, development and engineering	64,295	54,396	48,370	46,004	38,046
General and administrative	445,431	424,072	375,267	323,517	239,672
Total operating expenses	923,200	857,651	761,941	699,817	484,589
Income from operations	334,611	277,080	244,280	245,708	242,566
Interest expense, net	131,975	69,546	61,987	67,777	41,370
Gain on sale of businesses	(17,122)	—	—	(25,128)	(7,625)
Loss on investments, net	20,991	4,211	73	4,002	—
Other (income) expense, net	(31,632)	3,725	4,633	(909)	(2,618)
Income before income taxes and net loss in earnings of equity method investment	230,399	199,598	177,587	199,966	211,439
Income tax expense (benefit)	68,393	(19,376)	44,760	60,541	59,000
Net loss in earnings of equity method investment	11,338	168	4,140	—	—
Net income	$150,668	$218,806	$128,687	$139,425	$152,439

Net income per common share:
Basic	$3.24	$4.52	$2.64	$2.89	$3.15
Diluted	$3.18	$4.39	$2.59	$2.83	$3.13
Weighted average shares outstanding:
Basic	46,308,825	47,647,397	47,950,746	47,586,242	47,668,357
Diluted	47,122,511	49,025,684	48,927,791	48,669,027	47,963,226
Cash dividends declared per common share	$—	$0.9000	$1.6800	$1.5200	$1.3600

	2020	2019	2018	2017	2016
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$242,652	$575,615	$209,474	$350,945	$123,950
Working capital	(259,714)	53,786	153,009	355,325	(106,090)
Total assets	3,665,331	3,505,846	2,560,830	2,453,093	2,062,328
Other long-term liabilities	44,463	10,228	51,068	31,434	3,475
Total stockholders’ equity	$1,211,018	$1,311,192	$1,035,744	$1,020,305	$914,536

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

Overview

J2 Global, Inc., together with its subsidiaries (“J2 Global”, “the Company”, “our”, “us” or “we”), is a leading provider of internet services. Our Digital Media business specializes in the technology, shopping, gaming, and healthcare markets, offering content, tools and services to consumers and businesses. Our Cloud Services business provides cloud-based subscription services to consumers and businesses including cloud fax, cybersecurity, privacy, and marketing technology. We manage our operations through two businesses: Digital Media and Cloud Services.
Our Digital Media business generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees. Our Cloud Services business generates revenues primarily from customer subscription and usage fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and enter into new markets.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. Our Cloud Services business is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with minor seasonal weakness in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
J2 Global was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure, and our Cloud Services business, operated by our wholly owned subsidiary, J2 Cloud Services, LLC (formerly J2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995.
In March 2020, the World Health Organization declared the COVID-19 outbreak as a pandemic, and we anticipate our customers and our operations in all locations will be affected as the virus continues to proliferate and as a result of the governmental responses to the pandemic. The impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility and overall uncertainty. Given this disruption, volatility and uncertainty, our results may be adversely affected due to various factors affecting our performance. The Company has adjusted certain aspects of our operations to protect our employees and customers while still seeking to meet customers’ needs for our vital cloud internet services and digital media services.

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

The following table sets forth certain key operating metrics for our Digital Media business for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Years ended December 31,
	2020	2019	2018
Visits	9,091	7,542	7,706
Page views	31,453	29,292	31,727
Sources: Google Analytics and Partner Platforms

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

The following table sets forth certain key operating metrics for our Cloud Services business for the years ended December 31, 2020, 2019 and 2018 (in thousands, except for percentages):

	Years ended December 31,
	2020	2019	2018
Subscriber revenues:
Fixed	$571,630	$549,739	$488,948
Variable	106,383	111,075	108,333
Total subscriber revenues	678,013	660,814	597,281
Other license revenues	448	1,021	694
Total revenues	$678,461	$661,835	$597,975
Percentage of total subscriber revenues:
Fixed	84.3%	83.2%	81.9%
Variable	15.7%	16.8%	18.1%
Total revenues:
Number-based	$386,899	$388,334	$393,079
Non-number-based	291,562	273,501	204,896
Total revenues	$678,461	$661,835	$597,975

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$13.93	$14.54	$15.61
Cancel rate (3)	2.3%	2.4%	2.1%

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

(3)Cancel Rate is defined as cancels of small and medium businesses and individual Cloud Services customers with greater than four months of continuous service (continuous service includes Cloud Services customers administratively canceled and reactivated within the same calendar month), and enterprise Cloud Services customers beginning with their first day of service. Calculated monthly and expressed as an average over the three months of the quarter.

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

Along with our numerous proprietary Cloud Services solutions, the Company also generates revenues by reselling various third-party solutions, primarily through our email security and online backup lines of business. These third-party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet the customer’s needs. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

Valuation and Impairment of Investments

We account for our investments in debt securities in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 320, Investments - Debt Securities (“ASC 320”). Our debt investments are typically comprised of corporate debt securities, which we classify as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. All debt securities are accounted for on a specific identification basis.

The Company’s available-for-sale debt securities are carried at an estimated fair value with any unrealized gains or losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in loss on investments, net on our Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in accumulated comprehensive loss in stockholders’ equity.

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

We have concluded that, as a limited partner, although the obligations to absorb losses or the right to benefit from the gains is not insignificant, we do not have “power” over OCV because we do not have the ability to direct the significant decisions which impact the economics of OCV. We believe that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impact the OCV Fund’s economic performance. As a result, we have concluded that we will not consolidate OCV, as we are not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting. See Note 5, “Investments”, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

OCV qualifies as an investment company under ASC 946 - Financial Services, Investment Companies (“ASC 946”). Under ASC Topic 323, Investments - Equity Method and Joint Ventures, an investor that holds investments that qualify for specialized industry accounting for investment companies in accordance with ASC 946 should record its share of the earnings or losses, realized or unrealized, as reported by its equity method investees in the Consolidated Statements of Operations.

We recognize our equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If we become aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which we identify the decline.

Share-Based Compensation Expense

We account for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the historical exercise behavior of our employees.

Impairment or Disposal of Long-lived and Intangible Assets

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

We assess the impairment of identifiable definite-lived intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review include the following:

•Significant underperformance relative to expected historical or projected future operating results;

•Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•Significant negative industry or economic trends;

•Significant decline in our stock price for a sustained period; and

•Our market capitalization relative to net book value.

If we determined that the carrying value of definite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived intangibles and long-lived assets may not be recoverable. In the year ended December 31, 2020, we recorded impairments of certain operating right-of-use assets and associated property and equipment (see Note 11 - Leases of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). No impairment was recorded for the years ended December 31, 2019, and 2018.

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

Business Combinations and Valuation of Goodwill and Intangible Assets

We apply the acquisition method of accounting for business combinations in accordance with GAAP and uses estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue growth rates, gross margins, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. We use established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to 20 years and are included in general and administrative expenses on the Consolidated Statements of Operations. We evaluate our goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if we believe indicators of impairment exist. In connection with the annual impairment test for goodwill, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. In 2020, we changed the annual goodwill impairment assessment date for the Digital Media business from December 31 to October 1, as we determined this date is preferable, and concluded this was not a material change in accounting principle.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Changes in the estimated fair value of our contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in general and administrative expenses on the Consolidated Statements of Operations.

Income Taxes

Our income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

We account for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. GAAP also requires that deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our Consolidated Statements of Operations. On a quarterly basis, we evaluate uncertain income tax positions and establish or release reserves as appropriate under GAAP.

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

Non-Income Tax Contingencies

We do not collect and remit sales and use, telecommunication, or similar taxes in certain jurisdictions where we believe that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened us with assessments, alleging that we are required to collect and remit such taxes there.

We are currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. We have a $22.5 million reserve established for these matters which is included in other long-term liabilities and accounts payable and accrued expenses on the Consolidated Balance Sheet at December 31, 2020. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a materially impact on our financial results.

Allowances for Doubtful Accounts

We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expenses in the Consolidated Statements of Operations. We assess collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.

Recent Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, to our accompanying consolidated financial statements for a description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations

Years Ended December 31, 2020, 2019 and 2018

Digital Media

We expect revenue for fiscal year 2021 to be higher compared to the prior-year due to the acquisition of RetailMeNot, subject to the continued risk of the COVID-19 pandemic. We expect the Digital Media business to improve as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online, but these initiatives will be offset by the impact of COVID-19 in the near term. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.

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

Cloud Services

Given the uncertainty of the current macroeconomic environment and the impact of the COVID-19 pandemic, we expect 2021 revenue to be higher compared to the prior-year. The main focus of our Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

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

J2 Global Consolidated

Based on the trends discussed above with respect to our Cloud Services and Digital Media businesses, we anticipate our consolidated revenue for fiscal year 2021 to be higher compared to the prior-year comparable period.

We expect operating profit as a percentage of revenues to generally decrease in the future primarily due to the fact that revenue with respect to our Digital Media business (i) is increasing as a percentage of our revenue on a consolidated basis and (ii) has historically operated at a lower operating margin.

The following table sets forth, for the years ended December 31, 2020, 2019 and 2018, information derived from our Statements of Operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2020	2019	2018
Revenues	100%	100%	100%
Cost of revenues	16	17	17
Gross profit	84	83	83
Operating expenses:
Sales and marketing	28	28	28
Research, development and engineering	4	4	4
General and administrative	30	31	31
Total operating expenses	62	63	63
Income from operations	22	20	20
Interest expense, net	9	5	5
Gain on sale of businesses	(1)	—	—
Loss on investments, net	1	—	—
Other (income) expense, net	(2)	—	—
Income before income taxes and net loss in earnings of equity method investment	15	15	15
Income tax expense (benefit)	5	(1)	4
Net loss in earnings of equity method investment	1	—	—
Net income	10%	16%	11%

Revenues

(in thousands, except percentages)	2020	2019	2018	Percentage Change 2020 versus 2019	Percentage Change 2019 versus 2018
Revenues	$1,489,593	$1,372,054	$1,207,295	9%	14%

Our revenues consist of revenues from our Digital Media business and from our Cloud Services business. Digital Media revenues primarily consist of advertising revenues, subscriptions earned through the granting of access to, or delivery of, certain data products or services to customers, fees paid for generating business leads, and licensing and sale of editorial content and trademarks. Cloud Services revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services. We also generate Cloud Services revenues from IP licensing.

Our revenues have increased over the past three years primarily due to a combination of acquisitions and organic growth; partially offset by declines in certain areas of both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)	2020	2019	2018	Percentage Change 2020 versus 2019	Percentage Change 2019 versus 2018
Cost of revenue	$231,782	$237,323	$201,074	(2)%	18%
As a percent of revenue	16%	17%	17%

Cost of revenues is primarily comprised of costs associated with network operations, content fees, editorial and production costs, customer service, database hosting and online processing fees. The decrease in cost of revenues for the year ended December 31, 2020 was primarily due to lower content fees, campaign fulfillment cost, other editorial and production costs; partially offset by an increase in depreciation and amortization The increase in cost of revenues for the year ended December 31, 2019 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2018 that resulted in additional campaign fulfillment, partner inventory, network operations and customer service costs.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2020	2019	2018	Percentage Change 2020 versus 2019	Percentage Change 2019 versus 2018
Sales and Marketing	$413,474	$379,183	$338,304	9%	12%
As a percent of revenue	28%	28%	28%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the years ended December 31, 2020, 2019 and 2018 was $163.7 million (primarily consisting of $91.5 million of third-party advertising costs and $57.7 million of personnel costs), $158.2 million (primarily consisting of $112.4 million of third-party advertising costs and $41.3 million of personnel costs) and $149.7 million (primarily consisting of $100.5 million of third-party advertising costs and $40.8 million of personnel costs), respectively. The increase in sales and marketing expenses from 2019 to 2020 was primarily due to increased personnel costs and advertising associated with the businesses acquired in and subsequent to fiscal 2019. The increase in sales and marketing expenses from 2018 to 2019 was primarily due to increased personnel costs and advertising associated with the businesses acquired in and subsequent to fiscal 2018.

Research, Development and Engineering.

(in thousands, except percentages)	2020	2019	2018	Percentage Change 2020 versus 2019	Percentage Change 2019 versus 2018
Research, Development and Engineering	$64,295	$54,396	$48,370	18%	12%
As a percent of revenue	4%	4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs from 2019 to 2020 was primarily due to an increase in costs associated with businesses acquired within the Digital Media business. The increase in research, development and engineering costs from 2018 to 2019 was primarily due to personnel costs associated with acquisitions within the Digital Media business.
General and Administrative.

(in thousands, except percentages)	2020	2019	2018	Percentage Change 2020 versus 2019	Percentage Change 2019 versus 2018
General and Administrative	$445,431	$424,072	$375,267	5%	13%
As a percent of revenue	30%	31%	31%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2019 to 2020 was primarily due to the recognition of lease asset impairments and additional depreciation due to leasehold impairments, legal settlements and increased professional fees; partially offset by decreased amortization of intangible assets. The increase in general and administrative expense from 2018 to 2019 was primarily due to additional amortization of intangible assets, increased depreciation expense and personnel costs relating to acquisitions closed during 2018 and 2019.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years ended December 31,
	2020	2019	2018
Cost of revenues	$535	$525	$510
Operating expenses:
Sales and marketing	1,454	1,547	1,798
Research, development and engineering	1,779	1,477	1,553
General and administrative	20,238	20,373	24,232
Total	$24,006	$23,922	$28,093

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $132.0 million, $69.5 million, and $62.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase from 2019 to 2020 was primarily due to increased interest expense associated with the issuance of our 1.75% Convertible Senior Notes in the fourth quarter 2019; and the payment of certain prepayment penalties and write off of issuance costs in connection with the refinancing of our 6.0% Senior Notes and associated issuance of our 4.625% Senior Notes in the fourth quarter 2020. The increase from 2018 to 2019 was primarily due to increased interest expense associated with our line of credit borrowings and issuance of our 1.75% Convertible Senior Notes in the fourth quarter 2019.

Gain on sale of businesses. Our gain on sale of businesses is generated primarily from the sale of certain Voice assets in Australia and New Zealand in the third quarter of 2020. Gain on sale of businesses was $17.1 million, zero, and zero for the years ended December 31, 2020, 2019 and 2018, respectively.

Loss on investments, net. Our loss on investments, net is generated from gains or losses from investments in equity and debt securities. Our loss on investments, net was $21.0 million, $4.2 million, and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our net loss on investments, net increased during fiscal year 2020 versus the prior comparable period due to net losses realized on certain investments as the result of the recapitalization of the investee and overall market volatility. The increase from 2018 to 2019 was attributable to an impairment loss on equity securities.

Other (income) expense, net. Our other (income) expense, net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other (income) expense, net was $(31.6) million, $3.7 million, and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The change from 2019 to 2020 was attributable to currency exchange gains. The change from 2018 to 2019 was attributable to currency exchange losses.

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

As of December 31, 2020, we had federal net operating loss carryforwards (“NOLs”) of $60.2 million after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. We estimate that all of the above-mentioned federal NOLs will be available for use before their expiration. $59.7 million of the NOLs expire through the year 2037 and $0.5 million of the NOLs carry forward indefinitely depending on the year the loss was incurred.

As of December 31, 2020 and 2019, the Company has no foreign tax credit carryovers. In addition, as of December 31, 2020 and 2019, we had available unrecognized state research and development tax credits of $9.1 million and $3.2 million, respectively, which last indefinitely.

Income tax expense (benefit) amounted to $68.4 million, $(19.4) million and $44.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our effective tax rates for 2020, 2019 and 2018 were 29.7%, (9.7)% and 25.2%, respectively.

The increase in our annual effective income tax rate from 2019 to 2020 was primarily attributable to the following:

1.An increase in tax expense during 2020 due to a $53.7 million tax benefit recognized in 2019 from an intra-entity transfer as part of the reorganization of our international operating structure resulting in the recognition of a deferred tax asset with no comparable event during 2020; and

2.a decrease in the benefit for the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S. (relative to income from U.S. domestic operations); and

3.an increase in tax expense during 2020 due to recording valuation allowances on deferred tax assets related to capital loss carryovers.

The decrease in our annual effective income tax rate from 2018 to 2019 was primarily attributable to the following:

1.a decrease during 2019 from an intra-entity transfer as part of the reorganization of our international operating structure resulting in recognition of a $53.7 million tax benefit and corresponding deferred tax asset; and

2.a decrease in tax expense during 2019 from an overall reduction in our net reserve for uncertain tax positions; partially offset by

3.a decrease in the benefit for the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S. (relative to income from U.S. domestic operations).

In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.5%	19.0%	26.5%
Effective tax rate (1)	10.6%	19.2%	26.7%
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

The net loss in earnings of equity method investment was $11.3 million, $0.2 million and $4.1 million, net of tax benefit for the years ended December 31, 2020, 2019, and 2018, respectively. The fiscal 2020 loss was primarily a result of the impairment of two of the OCV Fund’s investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit. In addition, the Company recognized an investment loss in fiscal 2020 in the amount of $4.3 million, net of tax benefit. During the years ended December 31, 2020, 2019, and 2018 the Company recognized management fees of $3.0 million, $3.0 million and $4.5 million, net of tax benefit, respectively.

Digital Media and Cloud Services Results
Our businesses are based on the organization structure used by management for making operating and investment decisions and for assessing performance and have been aggregated into two businesses: (i) Digital Media; and (ii) Cloud Services.
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

Digital Media

The following results are presented for fiscal years 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
External net sales	$811,589	$710,811	$609,434
Inter-business net sales	(229)	(300)	(60)
Net sales	811,360	710,511	609,374
Cost of revenues	77,473	93,053	78,919
Gross profit	733,887	617,458	530,455
Operating expenses	594,087	540,193	483,167
Operating income	$139,800	$77,265	$47,288

Net sales of $811.4 million in 2020 increased $100.8 million, or 14.2%, and net sales of $710.5 million in 2019 increased $101.1 million, or 16.6%, from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable periods.

Gross profit of $733.9 million in 2020 increased $116.4 million and gross profit of $617.5 million in 2019 increased $87.0 million from the prior comparable periods primarily due to an increase in net sales between the periods. Gross profit as a percentage of revenues in 2020 and 2019 was higher due to lower content fees, campaign fulfillment cost, other editorial and production costs. Gross profit as a percentage of revenues in 2019 and 2018 was consistent with the previous comparable period.

Operating expenses of $594.1 million in 2020 increased $53.9 million from the prior comparable period primarily due to additional expense associated with businesses acquired in and subsequent to 2019 comprised primarily of salary and related costs including severance and an increase in marketing costs. Operating expenses of $540.2 million in 2019 increased $57.0 million from the prior comparable period primarily due to additional expense associated with businesses acquired in and subsequent to 2018 comprised primarily of salary and related costs, marketing costs and changes in fair value of contingent consideration and amortization of intangible assets.

As a result of these factors, operating income of $139.8 million in 2020 increased $62.5 million, or 80.9%, from 2019, and operating income of $77.3 million in 2019 increased $30.0 million, or 63.4%, from 2018.

Cloud Services

The following results are presented for fiscal years 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
External net sales	$678,461	$661,835	$597,975
Inter-business net sales	—	—	—
Net sales	678,461	661,835	597,975
Cost of revenues	154,261	144,270	122,154
Gross profit	524,200	517,565	475,821
Operating expenses	274,997	270,025	239,629
Operating income	$249,203	$247,540	$236,192
Net sales of $678.5 million in 2020 increased $16.6 million, or 2.5%, and net sales of $661.8 million in 2019 increased $63.9 million, or 10.7%, from the prior comparable period primarily due to business acquisitions.
Gross profit of $524.2 million in 2020 increased $6.6 million from 2019 and gross profit of $517.6 million in 2019 increased $41.7 million from 2018 primarily due to an increase in net sales from acquisitions between the periods. The gross profit as a percentage of revenues for 2020 and 2019 was consistent with the previous comparable period.

Operating expenses of $275.0 million in 2020 increased $5.0 million from 2019 and was consistent with the previous comparable period. Operating expenses of $270.0 million in 2019 increased $30.4 million from 2018 primarily due to (a) additional expense associated with businesses acquired in and subsequent to the prior comparable period; and (b) an increase in marketing costs and amortization of intangible assets.
As a result of these factors, operating earnings of $249.2 million in 2020 increased $1.7 million, or 0.7%, from 2019, and operating earnings of $247.5 million in 2019 increased $11.3 million, or 4.8%, from 2018. Our Cloud Services business consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2020, we had cash, cash equivalents, and investments of $340.8 million compared to $675.7 million at December 31, 2019. The decrease in cash, cash equivalents, and investments resulted primarily from the repayment of debt, business acquisitions, repurchase of common stock, purchases of property and equipment and investments; partially offset by the proceeds from the issuance of debt, cash provided from operations and proceeds from the sale of businesses. At December 31, 2020, cash, cash equivalents, and investments consisted of cash and cash equivalents of $242.7 million, short-term investments of $0.7 million, and long-term investments of $97.5 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. As of December 31, 2020 cash, cash equivalents, and investments held within domestic and foreign jurisdictions were $240.5 million and $100.3 million, respectively. As of December 31, 2019 cash, cash equivalents, and investments held within domestic and foreign jurisdictions were $604.7 million and $71.0 million, respectively.

At December 31, 2020, the Company had a net working capital deficit of approximately $259.7 million primarily due to cash outflows of $662.9 million related to business combinations and share repurchases during the second half of 2020. In addition, the 3.25% Convertible Notes in the amount of $396.8 million are recorded as a current liability as of December 31, 2020 due to the Holders right to require the Company to repurchase for cash all or part of their 3.25% Convertible Notes on June 15, 2021. However, due to the fact that the Convertible Notes are trading well above par, management has determined that the likelihood that the Holders will exercise this right is remote.

On October 7, 2020, the Company issued $750 million aggregate principal amount of 4.625% Senior Notes due 2030. A portion of the proceeds were used to fund the redemption of the outstanding aggregate principal amount of the 6.0% Senior Notes previously issued by one of our subsidiaries and to pay the redemption premium due in respect of such redemption and accrued and unpaid interest. The company expects to use the remainder of the net proceeds for general corporate purposes including acquisitions. Subsequent to the year end, the Company is pursuing to reestablish a credit facility at the J2 Global, Inc. level providing borrowings of $100.0 million expandable, subject to certain conditions, to $350.0 million.

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

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). On October 7, 2020, the Company terminated the Credit Agreement. On November 15, 2019, the Company issued $550.0 million aggregate principal amount of 1.75% Convertible Notes and received net proceeds of $537.1 million in cash, net of initial purchasers’ discounts, commissions and other debt issuance costs. A portion of the net proceeds were used pay off all amounts then outstanding under the MUFG Credit Facility, with the remainder to be used for general corporate purposes including acquisitions.

On June 10, 2014, J2 Global issued $402.5 million aggregate principal amount of 3.25% convertible senior notes due June 15, 2029 (the “3.25% Convertible Notes”). During the fourth quarter of 2020, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 3.25% Convertible Notes are convertible at the option of the holder during the quarter beginning January 1, 2021 and ending March 31, 2021. Since the Company currently intends to settle the principal amount in cash, the net carrying amount of the 3.25% Convertible Notes is classified within current liabilities on the Consolidated Balance Sheet as of December 31, 2020.

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

During 2020, the Company received capital call notices from the management of OCV Management, LLC for $32.9 million, inclusive of certain management fees, of which $31.9 million has been paid for the year ended December 31, 2020. During 2019, the Company received a distribution from OCV of $10.3 million. During 2019, the Company received capital call notices from the management of OCV Management, LLC for $29.6 million inclusive of certain management fees, of which $29.6 million has been paid for the year ended December 31, 2019.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $480.1 million, $412.5 million and $401.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2020 compared to 2019 was primarily attributable to a decrease in prepaid expenses and other current assets, increased income tax liabilities and uncertain tax positions. The increase in our net cash provided by operating activities in 2019 compared to 2018 was primarily attributable to an increase in accounts payable and accrued expenses due to the timing of payments; partially offset by an increase in accounts receivable, prepaid expenses and other current assets, higher tax payments, lower uncertain tax positions and reduced deferred revenue. Our prepaid tax payments were $3.0 million and $3.7 million at December 31, 2020 and 2019, respectively. Our cash and cash equivalents and short-term investments were $243.3 million, $575.6 million and $209.5 million at December 31, 2020, 2019 and 2018, respectively.

Net cash used in investing activities was $586.2 million, $505.3 million and $406.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Net cash used in investing activities in 2020 was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of equity method investments; partially offset by the proceeds from the sale of businesses. Net cash used in investing activities in 2019 was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and purchases of equity method investments; partially offset by the distribution from an equity method investment.

Net cash (used in) provided by financing activities was $(234.6) million, $456.7 million and $(131.4) million for the years ended December 31, 2020, 2019 and 2018, respectively. Net cash used in financing activities in 2020 was primarily attributable to the repayment of debt, repurchase of stock and business acquisitions; partially offset by net proceeds from the issuance of our 4.625% Senior Notes and exercise of stock options. Net cash provided by financing activities in 2019 was primarily attributable to net proceeds from the issuance of 1.75% Convertible Notes, proceeds from the line of credit and exercise of stock options; partially offset by payment of the line of credit, dividends paid, repurchase of stock, business acquisitions and repayment of note payable.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 which was subsequently extended through February 20, 2021.

In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount.

During the year ended December 31, 2020 and 2019, we repurchased 1,140,819 and 197,870 shares under this program, respectively. As of December 31, 2020, all of the available shares were repurchased under the 2012 Program at an aggregate cost of $204.6 million (including an immaterial amount of commission fees).

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the year ended December 31, 2020, the Company repurchased 2,490,599 shares at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired.

As a result of the Company’s share repurchase programs, the number of shares available for purchase is 7,509,401 shares of J2 Global common stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt - principal (a)	$402,414	$910	$—	$1,300,000	$1,703,324
Long-term debt - interest (b)	51,719	88,625	88,625	183,063	412,032
Operating leases (c)	34,636	58,392	28,131	38,447	159,606
Finance leases (d)	608	350	—	—	958
Telecom services and co-location facilities (e)	2,836	1,683	—	—	4,519
Holdback payment (f)	7,274	3,079	—	—	10,353
Transition tax (g)	—	—	11,675	—	11,675
Self-Insurance (h)	21,557	479	—	—	22,036
Other (i)	1,535	598	—	—	2,133
Total	$522,579	$154,116	$128,431	$1,521,510	$2,326,636
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
(i)These amounts primarily represent certain consulting and Board of Director fee arrangements, software license commitments and others.

As of December 31, 2020, our liability for uncertain tax positions was $57.1 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

We have not presented contingent consideration associated with acquisitions in the table above due to the uncertainty of the amounts and the timing of cash settlements. We have also not presented our remaining commitment to OCV Management, LLC of approximately $94.5 million due to the uncertainty of timing of funding requests.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. J2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2021.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2020, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2020, we had investments in debt securities with effective maturities greater than one year of approximately zero. As of December 31, 2020 and December 31, 2019, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $242.7 million and $575.6 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

For the years ended December 31, 2020, 2019 and 2018, foreign exchange gains (losses) amounted to $28.5 million, $(4.0) million and $(2.3) million, respectively. The change in our gains (losses) recognized in earnings from 2019 to 2020 were primarily attributable to the settlement of certain intra-entity transactions. The increase in losses to our earnings from 2018 to 2019 were primarily attributable to increased inter-company balances between the periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar. Foreign exchange losses were not material to our earnings in 2019 and 2018, respectively.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the years ended December 31, 2020, 2019 and 2018, was $(8.9) million, $(1.6) million, and $(15.5) million respectively.

We currently do not have derivative financial instruments for hedging, speculative or trading purposes and therefore are not subject to such hedging risk. However, we may in the future engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
J2 Global, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of J2 Global, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2021, expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Note 11 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Codification (“ASC”) 842, Leases effective January 1, 2019 under the modified retrospective approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions

As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of RetailMeNot, Inc., an online coupon business, for the purchase consideration of approximately $414.4 million, net of cash during the year ended December 31, 2020. This acquisition included a significant amount of intangible assets and goodwill, requiring management to determine fair values of the identifiable assets and liabilities at the acquisition date.

We identified management’s judgments used to determine the fair value of identifiable intangible assets related to certain acquisitions as a critical audit matter. The Company’s determination of fair values of certain identifiable intangible assets is complex and included management’s judgments over significant unobservable inputs and assumptions utilized including revenue growth rates, royalty rates, discount rates and customer attrition rates. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the design and testing operating effectiveness of certain controls over the development of significant assumptions used to determine the fair values of certain identifiable intangible assets, and controls over the selection of the valuation models used by management.

•Assessing the reasonableness of significant unobservable inputs and assumptions used by management through evaluating revenue growth rates and customer attrition against the historical performance of the target entity, certain acquisitions, and similar business units of the Company.

•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of valuation models used, (ii) evaluating the reasonableness of certain significant assumptions incorporated into the various valuation models, including royalty rates, discount rates and customer attrition rates, and (iii) performing sensitivity analysis and evaluating the potential effect of changes in certain critical assumptions on the fair value calculations.

Accounting for Income Taxes

As described in Note 13 to the consolidated financial statements, the income tax expense for the year ended December 31, 2020 was $68.4 million and the net deferred income tax liability balance as of December 31, 2020 was $106.2 million. The Company is a U.S. based multinational entity subject to taxes in the U.S. and multiple foreign jurisdictions. The provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules.

We identified the accounting for income taxes as a critical audit matter. The Company’s tax provision included the following areas of complexity: (i) the calculation methods and the global legal structure, (ii) the large volume of new and pending tax guidance, including the CARES Act provisions, as well as the pervasive impact of the Tax Cuts and Jobs Act (“TCJA”) and the application of the resulting tax law given the uncertainty over the interpretation of certain provisions as proposed for which there is a significant amount of pending guidance and a limited body of precedence, and (iii) the tax impact associated with the significant acquisition of RetailMeNot, Inc. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skillsets and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of certain internal controls related to management’s accounting for income taxes, including controls over: (i) the calculation of significant components of the income tax provision, (ii) the completeness and accuracy of identifying changes in domestic and foreign tax law and accurate interpretation and inclusion in the tax provision calculation and applicable disclosures, and (iii) the calculation of the significant acquisition’s deferred tax balances and tax related acquisition accounting adjustments, including the completeness and accuracy of the tax basis in acquired assets and liabilities.

•Utilizing domestic and international personnel with specialized knowledge and skill in taxation to assist in the following procedures:

•Evaluating the appropriateness and consistency of management’s methods and estimates used to calculate the consolidated income tax provision.

•Evaluating management’s judgments and assumptions pertaining to complex and material components of the consolidated income tax provision by reviewing documentation of relevant accounting policies and information obtained by management from third-party tax specialists.

•Evaluating the appropriateness of management’s application of new and updated regulatory and legislative guidance in the U.S., Canada, Ireland and the United Kingdom, as well as the reasonableness of management’s interpretation and application of new tax provisions in the U.S. and significant foreign jurisdictions for which there is pending guidance and a limited body of precedence.

•Testing mathematical accuracy and computation of the consolidated income tax provision by recalculating significant components of the consolidated tax provision and reviewing relevant source documents supporting deferred tax assets and liabilities. Agreeing material components of the consolidated income tax provision to the trial balances, relevant source documents, and applicable enacted U.S. and non-U.S. jurisdictional tax rates.

•Assessing the reasonableness of management’s judgments and testing the computational accuracy of the income tax balances related to acquired assets and liabilities in the significant acquisition by recalculating and agreeing significant components of the tax computations to the opening balance sheet and to relevant source documents, including the valuation used for the purchase price allocation and the applicable tax rates.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Los Angeles, California
March 1, 2021

J2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(In thousands, except share amounts)

	2020	2019
ASSETS
Cash and cash equivalents	$242,652	$575,615
Short-term investments	663	—
Accounts receivable, net of allowances of $16,018 and $12,701, respectively	325,619	261,928
Prepaid expenses and other current assets	53,909	49,347
Total current assets	622,843	886,890
Long-term investments	97,495	100,079
Property and equipment, net	156,577	127,817
Operating lease right-of-use assets	105,845	125,822
Trade names, net	187,902	138,029
Customer relationships, net	377,194	238,502
Goodwill	1,867,430	1,633,033
Other purchased intangibles, net	176,473	180,022
Deferred income taxes, noncurrent	56,545	59,976
Other assets	17,027	15,676
TOTAL ASSETS	$3,665,331	$3,505,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$230,651	$238,059
Income taxes payable, current	31,753	17,758
Deferred revenue, current	190,644	162,855
Operating lease liabilities, current	32,211	26,927
Current portion of long-term debt	396,801	385,532
Other current liabilities	497	1,973
Total current liabilities	882,557	833,104
Long-term debt	1,182,220	1,062,929
Deferred revenue, noncurrent	14,440	12,744
Operating lease liabilities, noncurrent	99,177	104,070
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	57,081	52,451
Deferred income taxes, noncurrent	162,700	107,453
Other long-term liabilities	44,463	10,228
TOTAL LIABILITIES	2,454,313	2,194,654
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding is zero at December 31, 2020 and 2019, respectively.	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding is zero at December 31, 2020 and 2019, respectively.	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2020 and 2019; total issued and outstanding 44,346,630 and 47,654,929 shares at December 31, 2020 and 2019, respectively.	443	476
Additional paid-in capital	456,274	465,652
Retained earnings	809,107	891,526
Accumulated other comprehensive loss	(54,806)	(46,462)
TOTAL STOCKHOLDERS’ EQUITY	1,211,018	1,311,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,665,331	$3,505,846
See Notes to Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2020, 2019 and 2018
(In thousands, except share and per share data)

	2020	2019	2018
Total revenues	$1,489,593	$1,372,054	$1,207,295

Cost of revenues (1)	231,782	237,323	201,074
Gross profit	1,257,811	1,134,731	1,006,221
Operating expenses:
Sales and marketing (1)	413,474	379,183	338,304
Research, development and engineering (1)	64,295	54,396	48,370
General and administrative (1)	445,431	424,072	375,267
Total operating expenses	923,200	857,651	761,941
Income from operations	334,611	277,080	244,280
Interest expense, net	131,975	69,546	61,987
Gain on sale of business	(17,122)	—	—
Loss on investments, net	20,991	4,211	73
Other (income) expense , net	(31,632)	3,725	4,633
Income before income taxes and net loss in earnings of equity method investment	230,399	199,598	177,587
Income tax expense (benefit)	68,393	(19,376)	44,760
Net loss in earnings of equity method investment	11,338	168	4,140
Net income	$150,668	$218,806	$128,687

Net income per common share:
Basic	$3.24	$4.52	$2.64
Diluted	$3.18	$4.39	$2.59
Weighted average shares outstanding:
Basic	46,308,825	47,647,397	47,950,746
Diluted	47,122,511	49,025,684	48,927,791
Cash dividends paid per common share	$—	$0.90	$1.68

(1) Includes share-based compensation expense as follows:
Cost of revenues	$535	$525	$510
Sales and marketing	1,454	1,547	1,798
Research, development and engineering	1,779	1,477	1,553
General and administrative	20,238	20,373	24,232
Total	$24,006	$23,922	$28,093

See Notes to Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018

Net income	$150,668	$218,806	$128,687
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(8,902)	(1,626)	(15,471)
Change in fair value on available-for-sale investments, net of tax expense (benefit) of $181, $149 and $(460) for the years ended December 31, 2020, 2019 and 2018, respectively	558	1,143	(1,418)
Other comprehensive loss, net of tax	(8,344)	(483)	(16,889)
Comprehensive income	$142,324	$218,323	$111,798

See Notes to Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
 (In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$150,668	$218,806	$128,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,737	232,032	187,174
Amortization of financing costs and discounts	28,476	14,038	11,385
Non-cash operating lease costs	17,686	21,419	—
Share-based compensation	24,006	23,922	28,093
Provision for doubtful accounts	13,283	13,134	17,338
Deferred income taxes, net	5,840	(63,444)	25,050
Loss on extinguishment of debt	37,969	—	—
Gain on sale of businesses	(17,122)	—	—
Lease asset impairments and other charges	12,121	—	—
Changes in fair value of contingent consideration	(80)	6,318	18,944
Foreign currency remeasurement gain	(34,646)	—	—
Loss on equity method investments	11,338	139	10,506
Loss on equity and debt investments	20,826	4,164	—
Decrease (increase) in:
Accounts receivable	(31,611)	(30,680)	4,034
Prepaid expenses and other current assets	3,046	(8,685)	2,211
Other assets	(3)	(4,083)	2,391
Increase (decrease) in:
Accounts payable and accrued expenses	2,184	(770)	(35,220)
Income taxes payable	6,489	(1,738)	(29,042)
Deferred revenue	4,720	6,844	11,991
Operating lease liabilities	(16,439)	(20,240)	—
Liability for uncertain tax positions	9,391	(453)	7,694
Other long-term liabilities	3,200	1,816	10,089
Net cash provided by operating activities	480,079	412,539	401,325
Cash flows from investing activities:
Distribution from equity method investment	—	10,288	—
Purchases of equity method investment	(31,937)	(29,584)	(36,635)
Purchase of equity investments	(1,246)	—	—
Purchases of available-for-sale investments	—	—	(500)
Purchases of property and equipment	(92,552)	(70,588)	(56,379)
Proceeds from sale of assets	507	—	—
Acquisition of businesses, net of cash received	(482,227)	(415,343)	(312,430)
Proceeds from sale of businesses, net of cash divested	24,353	—	—
Purchases of intangible assets	(3,118)	(46)	(669)
Net cash used in investing activities	(586,220)	(505,273)	(406,613)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	750,000	550,000	—
Payment of note payable	(400)	—	—
Debt issuance cost	(7,272)	(12,862)	—
Payment of debt	(650,000)	(5,100)	(2,204)
Debt extinguishment costs	(29,250)	—	—
Proceeds from line of credit	—	185,000	—
Repayment of line of credit	—	(185,000)	—
Repurchase of common stock	(275,654)	(20,803)	(47,102)
Issuance of common stock under employee stock purchase plan	7,382	4,512	2,084
Exercise of stock options	1,619	5,274	1,540
Dividends paid	—	(43,918)	(82,572)
Deferred payments for acquisitions	(29,180)	(18,876)	(3,558)
Other	(1,878)	(1,532)	450
Net cash (used in) provided by financing activities	(234,633)	456,695	(131,362)
Effect of exchange rate changes on cash and cash equivalents	7,811	2,180	(4,821)
Net change in cash and cash equivalents	(332,963)	366,141	(141,471)
Cash and cash equivalents at beginning of year	575,615	209,474	350,945
Cash and cash equivalents at end of year	$242,652	$575,615	$209,474
See Notes to Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2018, 2019 and 2020
(in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2018	47,854,510	$479	$325,854	—	$—	$723,062	$(29,090)	$1,020,305
Cumulative effect of change in accounting principle	—	—	—	—	—	1,599	—	1,599
Net income	—	—	—	—	—	128,687	—	128,687
Other comprehensive income, net of tax benefit of $460	—	—	—	—	—	—	(16,889)	(16,889)
Dividends	—	—	—	—	—	(82,573)	—	(82,573)
Exercise of stock options	67,898	1	1,539	—	—	—	—	1,540
Issuance of shares under Employee Stock Purchase Plan	33,262	—	2,084	—	—	—	—	2,084
Vested restricted stock	169,512	2	(2)	—	—	—	—	—
Repurchase and retirement of common stock	(52,912)	(1)	(3,230)	(600,000)	(42,543)	(1,328)	—	(47,102)
Exchange of Series B preferred stock	10,530	—	—	—	—	—	—	—
Share based compensation	—	—	27,965	—	—	128	—	28,093
Balance, December 31, 2018	48,082,800	$481	$354,210	(600,000)	$(42,543)	$769,575	$(45,979)	$1,035,744
Net income	—	—	—	—	—	218,806	—	218,806
Other comprehensive income, net of tax expense of $149	—	—	—	—	—	—	(483)	(483)
Dividends	—	—	—	—	—	(43,918)	—	(43,918)
Exercise of stock options	189,436	2	5,272	—	—	—	—	5,274
Issuance of shares under Employee Stock Purchase Plan	66,413	1	4,511	—	—	—	—	4,512
Equity portion of 1.75% convertible debt	—	—	88,138	—	—	—	—	88,138
Vested restricted stock	185,227	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(868,947)	(9)	(10,334)	600,000	42,543	(53,003)	—	(20,803)
Share based compensation	—	—	23,856	—	—	66	—	23,922
Balance, December 31, 2019	47,654,929	$476	$465,652	—	$—	$891,526	$(46,462)	$1,311,192
Net income	—	—	—	—	—	150,668	—	150,668
Other comprehensive income, net of tax expense of $181	—	—	—	—	—	—	(8,344)	(8,344)
Exercise of stock options	42,740	—	1,619	—	—	—	—	1,619
Issuance of shares under Employee Stock Purchase Plan	118,629	1	7,381	—	—	—	—	7,382
Exercise of 3.25% Convertible Note	—	—	(12)	—	—	—	—	(12)
Vested restricted stock	273,201	3	(3)	—	—	—	—	—
Repurchase and retirement of common stock	(3,742,869)	(37)	(42,530)	—	—	(233,087)	—	(275,654)
Share based compensation	—	—	24,006	—	—	—	—	24,006
Other, net	—	—	161	—	—	—	—	161
Balance, December 31, 2020	44,346,630	$443	$456,274	—	$—	$809,107	$(54,806)	$1,211,018

See Notes to Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018

1.       The Company

J2 Global, Inc., together with its subsidiaries (“J2 Global”, the “Company”, “our”, “us”, or “we”), is a leading provider of internet information and services. The Company’s Digital Media business specializes in the technology, shopping, gaming, and healthcare markets, offering content, tools and services to consumers and businesses. Through its Cloud Services business, the Company provides cloud-based subscription services to consumers and businesses including cloud fax, cybersecurity, privacy and marketing technology.
2.    Basis of Presentation and Summary of Significant Accounting Policies

(a)Principles of Consolidation

The accompanying consolidated financial statements include the accounts of J2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b)Use of Estimates

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

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility and overall uncertainty. The full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and the actual results, our consolidated financial statements could be materially affected.

(c)Allowances for Doubtful Accounts

J2 Global maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expenses in the Consolidated Statements of Operations. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.

(d)Revenue Recognition

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

(e)Fair Value Measurements

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

(f)Cash and Cash Equivalents

J2 Global considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of three months or less at the purchase date.

(g)Investments

J2 Global accounts for its investments in debt securities in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 320, Investments - Debt Securities (“ASC 320”). The Company’s debt investments are typically comprised of corporate debt securities, which it classifies as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. All debt securities are accounted for on a specific identification basis.

The Company’s available-for-sale debt securities are carried at an estimated fair value with any unrealized gains or losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in loss on investments, net on our Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in accumulated comprehensive loss in stockholders’ equity.

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

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions (see Note 5 - Investments).

(h)Variable Interest Entities (“VIE”)

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

The Company has concluded that, as a limited partner, although the obligations to absorb losses or the right to benefit from the gains is not insignificant, the Company does not have “power” over OCV because it does not have the ability to direct the significant decisions which impact the economics of OCV. J2 believes that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impact the OCV Fund’s economic performance. As a result, the Company has concluded that it will not consolidate OCV, as it is not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting (see Note 5 - Investments).

OCV qualifies as an investment company under ASC 946 - Financial Services, Investment Companies (“ASC 946”). Under ASC Topic 323, Investments - Equity Method and Joint Ventures, an investor that holds investments that qualify for specialized industry accounting for investment companies in accordance with ASC 946 should record its share of the earnings or losses, realized or unrealized, as reported by its equity method investees in the Consolidated Statements of Operations.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

(i)Debt Issuance Costs and Debt Discount

J2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt issuance costs and discounts as a reduction to the debt amount. These costs and discounts are amortized and included in interest expense over the life of the borrowing using the effective interest method.

(j)Derivative Instruments

J2 Global currently holds an embedded derivative instrument related to contingent interest in connection with its 3.25% Convertible Notes issued on June 10, 2014. This embedded derivative instrument is carried at fair value with changes recorded to interest expense (see Note 7 - Fair Value Measurements).

(k)Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2020, the Company’s cash and cash equivalents were maintained in accounts in qualifying financial institutions that are insured up to the limit determined by the applicable governmental agency. These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, Denmark, France, Germany, Italy, Japan, New Zealand, Netherlands, Norway, and Sweden.

(l)Foreign Currency

Some of J2 Global’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Net translation loss was $8.9 million, $1.6 million and $15.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Realized gains and losses from foreign currency transactions are recognized within other expense (income), net. Foreign exchange gains (losses) amounted to $28.5 million, $(4.0) million and $(2.3) million for the years ended December 31, 2020, 2019 and 2018, respectively.

(m)Property and Equipment

Property and equipment are stated at cost. Equipment under finance leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Operations. The estimated useful lives of property and equipment range from 1 to 10 years. Fixtures, which are comprised primarily of leasehold improvements and equipment under finance leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal-use software and website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 1 to 5 years.

(n)Impairment or Disposal of Long-Lived and Intangible Assets

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

The Company assesses the impairment of identifiable definite-lived intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it consider important which could individually or in combination trigger an impairment review include the following:

•Significant underperformance relative to expected historical or projected future operating results;

•Significant changes in the manner of our use of the acquired assets or the strategy for J2 Global’s overall business;

•Significant negative industry or economic trends;

•Significant decline in the Company’s stock price for a sustained period; and

•The Company’s market capitalization relative to net book value.

If the Company determined that the carrying value of definite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.

J2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. In the year ended December 31, 2020, the Company recorded impairments of certain operating right-of-use assets and associated property and equipment (see Note 11 - Leases). No impairment was recorded in fiscal year 2019 or 2018.

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

(o)Business Combinations and Valuation of Goodwill and Intangible Assets

J2 Global applies the acquisition method of accounting for business combinations in accordance with GAAP and uses of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets, and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue growth rates, gross margins, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. J2 Global uses established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to 20 years and are included in general and administrative expenses on the Consolidated Statements of Operations. The Company evaluates our goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No, 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if J2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. The Company performed the annual impairment test for goodwill for fiscal year 2020 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The qualitative assessment indicated that it was more likely than not that the fair value of the Company’s reporting units was greater than their carrying value, other than the Backup reporting unit. As a result, it performed a quantitative assessment on its Backup reporting unit which resulted in no impairment. Further, due to a prolonged decrease in the Company’s share price, the Company performed a market capitalization reconciliation over all reporting units, in conjunction with the backup quantitative assessment, to further support there was no impairment related to the Backup reporting unit. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2020 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. J2 Global concluded that there were no impairments in 2020, 2019 and 2018. In 2020, the Company changed the annual goodwill impairment assessment date for the Digital Media business from December 31 to October 1, as it determined this date is preferable, and concluded this was not a material change in accounting principal.

In addition, the COVID-19 pandemic could have an adverse impact on the Company’s consolidated financial results in 2021, and possibly longer. As of December 31, 2020, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on the Company’s consolidated financial results may require an impairment charge related to one or more of these assets in a future period. No impairments to goodwill or other intangible assets were recorded during the years ended December 31, 2020, 2019, or 2018 as a result of COVID-19.

(p)Contingent Consideration

Certain of J2 Global’s acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future income thresholds or other metrics. The contingent earn-out arrangements are based upon the Company’s valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.

The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the Consolidated Balance Sheets. J2 Global considers several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of the Company’s other key employees. The contingent earn-out payments are not affected by employment termination.

J2 Global measures its contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 7 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our Consolidated Statements of Cash Flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

J2 Global reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior amounts. Changes in the estimated fair value of our contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in general and administrative expenses on the Consolidated Statements of Operations.

(q)Self-Insurance Program

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

(r)Income Taxes

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

J2 Global accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. GAAP also requires that deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. The valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, J2 Global reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

GAAP provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. J2 Global recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on its Consolidated Statements of Operations.

In addition, on March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (“CARES”) Act” was enacted into law providing for changes to various tax laws that impact business. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property.

The CARES Act also appropriated funds for the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company did not directly seek to borrow any funds under the program. However, as a result of an acquisition that closed during the quarter ended December 31, 2020, the Company assumed outstanding PPP loans that had started the process of being forgiven prior to the closing of the acquisition. The amount of the outstanding loan did not have a significant impact to our financial statements.

We do not believe these provisions have a significant impact to our current and deferred income tax balances. The Company will benefit from the technical correction to tax depreciation related to qualified improvement property and has elected to defer income tax payments and employer side social security payments where eligible.

(s)Share-Based Compensation

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

(t)Earnings Per Common Share (“EPS”)

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

(u)Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives.

(v)Segment Reporting

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

(w)Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2020, 2019 and 2018 was $163.7 million, $158.2 million and $149.7 million, respectively.

(x)Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, add, and modify certain disclosures. The ASU removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation process for Level 3 fair value measurements; and (4) certain other requirements for nonpublic entities. The ASU adds the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, disclosure of other quantitative information may be more appropriate if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU modifies disclosure requirements in Topic 820 relating to timing of liquidation of an investee’s assets, the disclosure of the date when restrictions from redemption might lapse, the intention of the measurement uncertainty disclosure, and certain other requirements for nonpublic entities. The Company has adopted this ASU in the first quarter of 2020 and has determined there to be an impact on its disclosures (see Note 7 - Fair Value Measurements).

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments in this ASU improve the consistency of the codification and reorganize the guidance into appropriate sections providing less opportunities for disclosures to be missed. The amendments in this update do not change GAAP and are not expected to result in a significant change in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

(y)Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2020 presentation.

3.    Revenues

Digital Media

Digital Media revenues are earned primarily from the delivery of advertising services, from subscriptions to services and information.

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

Along with its numerous proprietary Cloud Services solutions, the Company also generates revenues by reselling various third-party solutions, primarily through its email security and online backup lines of business. These third-party solutions, along with the Company’s proprietary products, allow it to offer customers a variety of solutions to better meet the customer’s needs. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

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

Revenues from external customers classified by revenue source are as follows (in thousands). See Note 18, “Segment Information” for additional information.

	Years ended December 31,
Digital Media	2020	2019	2018
Advertising	$616,197	$515,702	$468,325
Subscription	186,718	185,559	138,689
Other	8,445	9,250	2,360
Total Digital Media revenues	$811,360	$710,511	$609,374

Cloud Services
Subscription	$678,013	$660,814	$597,281
Other	448	1,021	694
Total Cloud Services revenues	$678,461	$661,835	$597,975

Corporate	$1	$8	$6
Elimination of inter-business revenues	(229)	(300)	(60)
Total Revenues	$1,489,593	$1,372,054	$1,207,295

Timing of revenue recognition
Point in time	$27,685	$32,983	$4,752
Over time	1,461,908	1,339,071	1,202,543
Total	$1,489,593	$1,372,054	$1,207,295

The Company has recorded $157.4 million and $122.7 million of revenue for the years ended December 31, 2020 and 2019, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of December 31, 2020 and 2019, the Company acquired $22.4 million and $28.0 million, respectively, of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments, as appropriate.

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

The Company’s Cloud Services business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based and include fax, voice, backup, security, CPP, and email marketing products where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:

•Faxing capabilities are provided
•Voice services are delivered
•Email Marketing services are delivered
•Consumer privacy services are provided
•Security solutions, including email and endpoint are provided
•Data backup capabilities are provided

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

The Company completed the following acquisitions during the year ended December 31, 2020, paying the purchase price in cash in each transaction: (a) an asset purchase of EDC Systems Inc. (operating under the name “SRFax”), acquired on February 18, 2020, a Canadian-based provider of fax solutions; (b) a share purchase of the entire issued capital of RetailMeNot, Inc. acquired on October 28, 2020, a Texas-based provider of marketing solutions; (c) a share purchase of the entire issued capital of Inspired eLearning, LLC, acquired on November 2, 2020, a Texas-based platform for cybersecurity awareness and compliance training; (d) a share purchase of the entire issued capital of The Aberdeen Group, LLC and The Big Willow, Inc., acquired on November 20, 2020, a Massachusetts-based provider in digital marketing solutions; and (e) other immaterial acquisitions of email marketing, security and digital media businesses.

The Consolidated Statement of Operations since the date of each acquisition and balance sheet as of December 31, 2020, reflect the results of operations of all 2020 acquisitions. For the year ended December 31, 2020, these acquisitions contributed $61.9 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $497.8 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all 2020 acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$46,332
Prepaid expenses and other current assets	9,105
Property and equipment	2,248
Operating lease right of use asset	10,644
Trade names	67,670
Customer relationships	222,582
Goodwill	218,745
Other intangibles	56,802
Other long-term assets	685
Deferred tax asset	992
Accounts payables and accrued expenses	(29,073)
Deferred revenue	(22,436)
Operating lease liabilities, current	(4,520)
Long-term debt	(910)
Operating lease liabilities, noncurrent	(13,104)
Income taxes payable	(3,297)
Liability for uncertain tax positions	(1,576)
Deferred tax liability	(53,870)
Other long-term liabilities	(9,269)
Total	$497,750

During 2020, the purchase price accounting has been finalized for the following acquisitions: Highwinds Capital, Inc. and Cloak Holdings, LLC, OffsiteDataSync, Inc., BabyCenter LLC, Spiceworks, Inc., and immaterial digital media and consumer privacy and protection businesses. The initial accounting for all 2020 acquisitions is incomplete due to timing of available information and are subject to change, which may be significant. J2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the year ended December 31, 2020, the Company recorded adjustments to prior period acquisitions due to changes in the initial working capital and related purchase accounting within the Voice, Backup, Security and CPP businesses, which resulted in a net decrease in goodwill of $2.1 million. In addition, the Company recorded adjustments to prior period acquisitions due to changes in the initial working capital and related purchase accounting within the Digital Media business, which resulted in a net increase in goodwill of $9.7 million (see Note 9 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the Consolidated Statements of Operations for the year ended December 31, 2020.

The fair value of the assets acquired includes accounts receivable of $46.3 million. The gross amount due under contracts is $53.2 million, of which $6.9 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with these acquisitions during the year ended December 31, 2020 is $218.7 million, of which $70.8 million is expected to be deductible for income tax purposes.

RetailMeNot, Inc.

On October 28, 2020, the Company acquired all the outstanding issued capital of RetailMeNot, Inc. at a purchase consideration of $414.4 million, net of cash acquired and assumed liabilities.

RetailMeNot, Inc. (“RMN”) is a leading savings destination that influences purchase decisions through the power of savings and coupons. The multinational Company operates digital savings websites and mobile applications connecting consumers, both online and in-store, to retailers that advertise with RMN. The acquisition of RMN is expected to further increase retail sales and is believed to, if combined with the Company’s current commerce business and leveraging its editorial strengths, can drive even greater scale and margin expansion.

The Consolidated Statement of Operations since the date of acquisition and balance sheet as of December 31, 2020, reflect the results of operations of RetailMeNot, Inc. For the year ended December 31, 2020, RetailMeNot, Inc. contributed $47.6 million to the Company’s revenues. Net income contributed by RetailMeNot, Inc. was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide.

The following table summarizes the allocation of the purchase consideration for the RetailMeNot, Inc. acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$40,525
Prepaid expenses and other current assets	7,367
Property and equipment	587
Operating lease right of use asset	10,313
Trade names	62,940
Customer relationships	198,840
Goodwill	169,581
Other intangibles	42,610
Other long-term assets	494
Deferred tax asset	605
Accounts payables and accrued expenses	(24,526)
Deferred revenue	(11,175)
Operating lease liabilities, current	(4,029)
Operating lease liabilities, noncurrent	(13,085)
Income taxes payable	(3,308)
Liability for uncertain tax positions	(1,576)
Deferred tax liability	(52,504)
Other long-term liabilities	(9,275)
Total	$414,384

The fair value of the assets acquired includes accounts receivable of $40.5 million. The gross amount due under contracts is $47.2 million, of which $6.7 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with this acquisition during the year ended December 31, 2020 is $169.6 million, of which $36.6 million is expected to be deductible for income tax purposes.

Pro Forma Financial Information for RetailMeNot, Inc. Acquisition

The following unaudited pro forma supplemental information is based on estimates and assumptions that J2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had J2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2019 and do not take into consideration the exiting of any acquired lines of business. The Company acquired a line of business, through the RetailMeNot, Inc. acquisition which was in the process of being exited prior to the acquisition. This line of business accounts for $0.1 million and $28.2 million of revenue in 2020 and 2019, respectively, which is included in the pro forma results below. In addition, during 2020, the Company sold certain Voice assets in Australia and New Zealand. This divestiture represented $8.4 million and $13.9 million of revenue during the 2020 and 2019 fiscal years, respectively. This unaudited pro forma supplemental information includes incremental intangible asset amortization, income tax expense, and interest income as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of J2 Global and RetailMeNot, Inc. as if the acquisition had occurred on January 1, 2019 (in thousands, except per share amounts):

	Year ended
	December 31, 2020	December 31, 2019
	(unaudited)	(unaudited)
Revenues	$1,639,495	$1,589,437
Net income	$140,880	$190,709
EPS - Basic	$3.03	$3.94
EPS - Diluted	$2.98	$3.83

Pro Forma Financial Information for All 2020 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions that J2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had J2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2019 and do not take into consideration the exiting of any acquired lines of business. The Company acquired a line of business, through the RetailMeNot, Inc. acquisition which was in the process of being exited prior to the acquisition. This line of business accounts for $0.1 million and $28.2 million of revenue in 2020 and 2019, respectively, which is included in the pro forma results below. In addition, during 2020, the Company sold certain Voice assets in Australia and New Zealand. This divestiture represented $8.4 million and $13.9 million of revenue during the 2020 and 2019 fiscal years, respectively. This unaudited pro forma supplemental information includes incremental intangible asset amortization, income tax expense, and interest income as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of J2 Global and its 2020 acquisitions as if each acquisition had occurred on January 1, 2019 (in thousands, except per share amounts):

	Year ended
	December 31, 2020	December 31, 2019
	(unaudited)	(unaudited)
Revenues	$1,671,955	$1,633,861
Net income	$140,534	$178,654
EPS - Basic	$3.02	$3.69
EPS - Diluted	$2.97	$3.59

2019

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

The Consolidated Statement of Operations since the date of each acquisition and balance sheet as of December 31, 2019, reflect the results of operations of all 2019 acquisitions. For the year ended December 31, 2019, these acquisitions contributed $126.3 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $429.5 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

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

During the year ended December 31, 2019, the Company recorded adjustments to prior period acquisitions due to the finalization of the purchase accounting in the Fax and Martech business which resulted in a net increase in goodwill of $0.2 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $0.9 million (see Note 9 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the Consolidated Statement of Operations for the year ended December 31, 2019.

The fair value of the assets acquired includes accounts receivable of $22.8 million. The gross amount due under contracts is $23.7 million, of which $0.9 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

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

Pro Forma Financial Information for All 2019 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions that J2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had J2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2018. This unaudited pro forma supplemental information includes incremental intangible asset amortization, income tax expense, and interest income as a result of the acquisitions, net of the related tax effects.

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

2018

The Company completed the following acquisitions during the year ended December 31, 2018, paying the purchase price in cash for each transaction: (a) a share purchase of the entire issued capital of ThreatTrack Security Holdings, Inc., acquired on January 26, 2018, a Florida-based provider of cybersecurity solutions; (b) an asset purchase of Line2, Inc., acquired on June 18, 2018, a California-based provider of voice solutions; (c) a share purchase of all the membership interests of Mosaik Solutions, LLC, acquired on June 18, 2018, a Tennessee-based provider of mobile coverage data and network intelligence for mobile operators and network-dependent enterprises; (d) a share purchase of DemandShore Solutions Private Limited, acquired on July 19, 2018, an India-based provider of software and other solutions to sales and marketing professionals; (e) a share purchase of DW PRIME Holdings, Inc., acquired on August 20, 2018, a Florida-based accredited provider of continuing medical education for medical professionals; (f) a share purchase of The Communicator Corporation Limited, acquired on September 25, 2018, an United Kingdom-based provider of email marketing services; (g) a share purchase of Ekahau Inc., acquired on October 10, 2018, a Virginia-based provider of solutions for enterprise Wi-Fi network design, troubleshooting, and optimization; and (h) other immaterial acquisitions of digital health and data analysis businesses.

The Consolidated Statement of Operations since the date of each acquisition and balance sheet, as of December 31, 2018, reflect the results of operations of all 2018 acquisitions. For the year ended December 31, 2018, these acquisitions contributed $56.2 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $324.7 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all 2018 acquisitions (in thousands):

Assets and Liabilities	Valuation
Cash (1)	$15,532
Accounts receivable	11,321
Prepaid expenses and other current assets	3,480
Property and equipment	4,755
Trade names	33,750
Customer relationships	66,516
Goodwill	194,282
Trademarks	3,285
Other intangibles	84,907
Other long-term assets	341
Deferred tax asset	821
Accounts payables and accrued expenses	(10,864)
Deferred revenue	(37,113)
Finance lease	(956)
Income tax payable	(1,458)
Deferred tax liability	(22,990)
Other long-term liabilities	(5,410)
Total	$340,199
(1) Cash contains an immaterial amount of restricted cash associated with a pre-acquisition relationship with a vendor. The entire balance has been released during the third quarter of 2018.

During the year ended December 31, 2018, the Company recorded adjustments to prior period acquisitions primarily due to the finalization of the purchase accounting in the Voice, Backup, Security and CPP business (CPP established in 2019) which resulted in a net decrease in goodwill of $1.0 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media business, which resulted in a net increase in goodwill of $0.2 million. Such adjustments had an immaterial impact to amortization expense within the Consolidated Statement of Operations for the year ended December 31, 2018.

The fair value of the assets acquired includes accounts receivable of $15.5 million. The gross amount due under contracts is $11.6 million, of which $0.3 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

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

Pro Forma Financial Information for All 2018 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, that J2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had J2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2017 and do not take into consideration the exiting of any acquired lines of business. During 2017, the Company sold Cambridge BioMarketing Group, LLC (“Cambridge”), a subsidiary within the Digital Media business; j2 Australia Hosting Pty Ltd (dba “Web24”), a subsidiary within the Cloud Services business; and Tea Leaves, a subsidiary within the Digital Media business. These divestitures represented $22.7 million of revenue within the 2017 fiscal year. This unaudited pro forma supplemental information includes incremental intangible asset amortization, income tax expense, and interest income as a result of the acquisitions, net of the related tax effects.

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

The Company determined the equity securities that were received as part of the consideration for the sale of Tea Leaves Health, LLC (“Tea Leaves”) in fiscal year 2017 are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, Management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known and can be reasonable known. Any changes in the carrying value of the equity securities will be reported in earnings as a (gain) loss on investment. In addition, the Company determined that the shares of redeemable preferred stock that were also received as part of the consideration for the sale Tea Leaves are corporate debt securities and are classified as available-for-sale-securities. These debt securities were subsequently exchanged in a non-cash transaction in the first quarter of 2020.

Furthermore, the COVID-19 pandemic had an adverse impact on the global financial markets. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity and debt securities estimated fair value and, thus, a resulting charge to earnings in a future period.

The following table summarizes the gross unrealized losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Reported Amount
December 31, 2020
Equity securities	$50,384	$(19,605)	$(479)	$30,300
Total	$50,384	$(19,605)	$(479)	$30,300

December 31, 2019
Equity securities	$34,977	$(4,164)	$(3,678)	$27,135
Total	$34,977	$(4,164)	$(3,678)	$27,135

In the first quarter of 2020, in a non-cash transaction of $18.3 million, the Company exchanged shares of redeemable preferred stock that were previously classified as available-for-sale corporate debt securities (identified in the table below) for a new series of preferred stock, classified as equity securities without a readily determinable fair value. The Company recognized a loss on exchange of $4.4 million, which is reflected in loss on investments, net in the Consolidated Statements of Operations.

During the year ended December 31, 2020, the Company recorded a $19.6 million impairment loss related to a decline in value primarily due to the recapitalization of the investee and overall market volatility. During the year ended December 31, 2019, the Company recorded a $4.2 million impairment loss related to a decline in overall market volatility. At December 31, 2020, cumulative impairment losses on these securities were $23.8 million. The impairment losses are recorded in loss on investments, net on the Consolidated Statements of Operations.

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Corporate debt securities	$511	$152	$—	$663
Total	$511	$152	$—	$663

December 31, 2019
Corporate debt securities	$23,256	$112	$(698)	$22,670
Total	$23,256	$112	$(698)	$22,670

At December 31, 2020, the Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes J2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	December 31, 2020	December 31, 2019
Due within 1 year	$663	$—
Due within more than 1 year but less than 5 years	—	22,670
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$663	$22,670

Recognition and Measurement of Credit Loss of Debt Securities

The Company adopted ASU 2016-13, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in the first quarter of 2020. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. This ASU also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis of the securities. These changes will result in the earlier recognition of credit losses, if any.

The Company’s available-for-sale debt securities are carried at an estimated fair value with any unrealized gains or losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in loss on investments, net on our Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in accumulated comprehensive loss in stockholders’ equity.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands). There were no investments in an unrealized loss position as of December 31, 2020.

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$—	$—	$22,047	$(698)	$22,047	$(698)
Total	$—	$—	$22,047	$(698)	$22,047	$(698)

As of December 31, 2020, 2019 and 2018, the Company did not recognize any other-than-temporary impairment losses on its debt securities.

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

During 2020, the Company received capital call notices from the management of OCV Management, LLC for $32.9 million inclusive of certain management fees, of which $31.9 million has been paid for the year ended December 31, 2020. During 2019, the Company received capital call notices from the management of OCV Management, LLC for $29.6 million inclusive of certain management fees, of which $29.6 million has been paid for the year ended December 31, 2019. During 2019, the Company received a distribution from OCV of $10.3 million.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the years ended December 31, 2020, 2019, and 2018, the Company recognized a net loss in earnings of its equity method investment of $11.3 million, $0.2 million, and $4.1 million, net of tax benefit, respectively. The fiscal 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million net of tax benefit. In addition, the Company recognized an investment loss in fiscal 2020 in the amount of $4.3 million, net of tax benefit. During the years ended December 31, 2020, 2019, and 2018 the Company recognized management fees of $3.0 million, $3.0 million, and $4.5 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	December 31, 2020	December 31, 2019
Equity securities	$67,195	$50,274
Maximum exposure to loss	$67,195	$50,274

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
6.Sale of Assets

During the second quarter of 2020, the Company committed to a plan to sell certain Voice assets in Australia and New Zealand as they were determined to be non-core assets. Such assets were recorded within the Voice, Backup, Security, and CPP reportable segment. On August 31, 2020, in a cash transaction, the Company sold these Voice assets for a gain of $17.1 million which was recorded in gain on sale of businesses on the Consolidated Statement of Operations.

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

The Company’s money market funds are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs.

Certain of the Company’s debt securities are classified within Level 2. The Company values these Level 2 investments based on model-driven valuations using significant inputs derived from or corroborated by observable market data.

The fair value of our senior notes was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings in 2019, which are Level 2 inputs. The fair value of the MUFG Credit Facility approximated its carrying amount due to its variable interest rate, which approximated a market interest rate, and was considered a Level 2 input. The fair value of the Company’s debt instruments was $2.0 billion and $1.8 billion, at December 31, 2020 and December 31, 2019, respectively (see Note 10 - Long-Term Debt).

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

In 2019, the Company entered into a $5.5 million note payable that was short-term in nature and associated with the quarter’s acquisition activity. In the same year, the Company paid down $5.1 million of the outstanding note and in the third quarter of 2020, the balance of the note payable was paid in full.

The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. For similar reasons, certain of the Company’s available-for-sale debt securities were classified within Level 3. The valuation approaches used to value Level 3 investments considers unobservable inputs in the market such as time to liquidity, volatility, dividend yield and breakpoints. Significant increases or decreases in either of the inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table presents the fair values, valuation techniques, unobservable inputs, and ranges of the Company’s financial liabilities categorized within Level 3. The weighted averages below are a product of the unobservable input and fair value of the contingent consideration arrangement as of December 31, 2020.

	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent Consideration	Option-Based Model	Risk free rate	1.9%	1.9%
		Debt spread	0.0% - 33.5%	11.0%
		Probabilities	5.0% - 100.0%	62.3%
		Present value factor	3.6% - 3.9%	3.7%
		Discount rate	28.6%	28.6%

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2020	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$10,413	$—	$—	$10,413	$10,413
Corporate debt securities	—	663	—	663	663
Total assets measured at fair value	$10,413	$663	$—	$11,076	$11,076

Liabilities:
Contingent consideration	$—	$—	$9,094	$9,094	$9,094
Long-term debt	1,960,527	—	—	1,960,527	1,579,021
Total liabilities measured at fair value	$1,960,527	$—	$9,094	$1,969,621	$1,588,115

December 31, 2019	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$395,664	$—	$—	$395,664	$395,664
Corporate debt securities	—	623	22,047	22,670	22,670
Total assets measured at fair value	$395,664	$623	$22,047	$418,334	$418,334

Liabilities:
Contingent consideration	$—	$—	$37,887	$37,887	$37,887
Long-term debt	—	1,833,062	—	1,833,062	1,448,461
Total liabilities measured at fair value	$—	$1,833,062	$37,887	$1,870,949	$1,486,348

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the year ended December 31, 2020, the Company transferred the fair value of its long-term debt from Level 2 to Level 1. For the year ended December 31, 2019, there were no transfers that occurred between levels.

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

The following tables presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2019	$50,035
Contingent consideration	5,079
Total fair value adjustments reported in earnings	6,318	General and administrative
Contingent consideration payments	(23,545)	Not Applicable
Balance as of December 31, 2019	$37,887
Contingent consideration	8,932
Total fair value adjustments reported in earnings	(80)	General and administrative
Contingent consideration payments	(37,645)	Not Applicable
Balance as of December 31, 2020	$9,094

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of zero and $20.0 million at December 31, 2020 and December 31, 2019, respectively. Due to the Company’s achievement of certain EBITDA targets for the year ended December 31, 2019 and 2018 and the amended contingent consideration agreement, $20.0 million and $20.0 million was paid during the year ended December 31, 2020 and 2019, respectively.

In connection with the acquisition of Ekahau Inc., on October 10, 2018, contingent consideration of up to an aggregate of $15.0 million may be payable upon achieving certain future revenue thresholds and had a fair value of zero and $9.1 million at December 31, 2020 and December 31, 2019, respectively. Due to the achievement of certain thresholds, $9.1 million was paid during the year ended December 31, 2020.

In connection with the Company’s other acquisition activity, contingent consideration of up to $23.3 million may be payable upon achieving certain future EBITDA, revenue, and/or unique visitor thresholds and had a combined fair value of $9.1 million and $8.8 million at December 31, 2020 and December 31, 2019, respectively. Due to the achievement of certain thresholds, $8.6 million was paid during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company recorded a net decrease in the fair value of the contingent consideration of $0.1 million and reported such decrease in general and administrative expenses.

The following tables presents a reconciliation of the Company’s Level 3 financial assets related to certain available-for-sale debt securities that are measured at fair value on a recurring basis (in thousands):

Level 3
Balance as of January 1, 2019	$20,846
Total fair value adjustments reported in other comprehensive income	1,201
Balance as of December 31, 2019	$22,047
Exchange of available-for-sale corporate debt securities (Note 5)	(22,047)
Balance as of December 31, 2020	$—

8.Property and Equipment

Property and equipment, stated at cost, at December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Computers and related equipment	$350,735	$334,768
Furniture and equipment	2,721	1,977
Leasehold improvements	9,010	17,374
	362,466	354,119
Less: Accumulated depreciation and amortization	(205,889)	(226,302)
Total property and equipment, net	$156,577	$127,817

Depreciation and amortization expense was $63.8 million, $51.4 million and $41.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Total disposals of long-lived assets for the years ended December 31, 2020, 2019 and 2018 were $0.9 million, $0.3 million and $0.4 million, respectively.

9.Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is assigned to the reporting unit that is expected to benefit from the synergies of the combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized over the period of estimated economic benefit, which ranges from one to 20 years.

The changes in carrying amounts of goodwill for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2019	$366,270	$300,718	$666,988	$713,388	$1,380,376
Goodwill acquired (Note 4)	31,672	179,293	210,965	42,131	253,096
Purchase Accounting Adjustments (1)	177	—	177	(858)	(681)
Foreign exchange translation	(331)	73	(258)	500	242
Balance as of December 31, 2019	$397,788	$480,084	$877,872	$755,161	$1,633,033
Goodwill acquired (Note 4)	21,738	19,056	40,794	177,951	218,745
Goodwill written off related to sale of a business (2)	—	(4,751)	(4,751)	—	(4,751)
Purchase accounting adjustments (1)	—	(2,130)	(2,130)	9,721	7,591
Foreign exchange translation	5,945	6,766	12,711	101	12,812
Balance as of December 31, 2020	$425,471	$499,025	$924,496	$942,934	$1,867,430
(1) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (see Note 4 - Business Acquisitions).

(2) On August 31, 2020, in a cash transaction, the Company sold certain of its Voice assets in Australia and New Zealand which resulted in $4.8 million of goodwill being written off (see Note 6 - Sale of Assets).

Intangible assets are summarized as of December 31, 2020 and 2019 as follows (in thousands):

    Intangible Assets with Indefinite Lives:

	2020	2019
Trade names	$27,460	$27,379
Other	4,329	4,306
Total	$31,789	$31,685

Intangible Assets Subject to Amortization:
As of December 31, 2020, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.0 years	$260,715	$100,273	$160,442
Patent and patent licenses	5.5 years	67,980	66,964	1,016
Customer relationships (1)	8.0 years	848,875	471,681	377,194
Other purchased intangibles	4.3 years	436,352	265,224	171,128
Total		$1,613,922	$904,142	$709,780
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, despite the overall life of the asset.

During the year ended December 31, 2020, the Company acquired RetailMeNot, Inc. (see Note 4 - Business Acquisitions). The identified intangible assets were recognized as part of the acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	Weighted-Average Amortization Period	Fair Value
Trade names	10.0 years	$62,940
Customer relationships	7.0 years	198,840
Other purchased intangibles	3.0 years	42,610
Total		$304,390

During the year ended December 31, 2020, the Company completed acquisitions which were individually immaterial. The identified intangible assets were recognized as part of all 2020 acquisitions and their respective estimated weighted average amortizations were as follows (in thousands):

	Weighted-Average Amortization Period	Fair Value
Trade names	9.7 years	$67,670
Customer relationships	6.9 years	222,582
Other purchased intangibles	3.3 years	56,802
Total		$347,054

As of December 31, 2019, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.2 years	$193,202	$82,552	$110,650
Patent and patent licenses	6.5 years	67,921	63,143	4,778
Customer relationships (1)	8.5 years	630,730	392,228	238,502
Other purchased intangibles	4.3 years	383,195	212,257	170,938
Total		$1,275,048	$750,180	$524,868
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, despite the overall life of the asset.

Expected amortization expenses for intangible assets subject to amortization at December 31, 2020 are as follows (in thousands):

Fiscal Year:
2021	$181,679
2022	134,289
2023	108,410
2024	77,965
2025	55,118
Thereafter	152,319
Total expected amortization expense	$709,780

Amortization expense was $164.9 million, $180.6 million and $145.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10.Long-Term Debt

Long-term debt as of December 31, 2020 and 2019 consists of the following (in thousands):

	2020	2019
6.0% Senior Notes	$—	$650,000
4.625% Senior Notes	750,000	—
Convertible Notes:
3.25% Convertible Notes	402,414	402,500
1.75% Convertible Notes	550,000	550,000
Total Notes	1,702,414	1,602,500
Paycheck Protection Program Loan	910	—
Less: Unamortized discount	(112,798)	(139,981)
Deferred issuance costs	(11,505)	(14,058)
Total long-term debt	$1,579,021	$1,448,461
Less: Current portion	(396,801)	(385,532)
Total long-term debt, less current portion	$1,182,220	$1,062,929

At December 31, 2020, future principal payments for debt were as follows (in thousands):

Years Ended December 31,
2021	$402,414
2022	910
2023	—
2024	—
2025	—
Thereafter	1,300,000
$1,703,324

Interest expense was $133.8 million, $70.2 million and $63.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

6.0% Senior Notes

On June 27, 2017, J2 Cloud Services, LLC (“J2 Cloud”) and J2 Cloud Co-Obligor, Inc. (the “Co-Issuer” and together with J2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. J2 Cloud received proceeds of $636.5 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 6.0% Senior Notes were presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheet as of December 31, 2019. The 6.0% Senior Notes bore interest at a rate of 6.0% per annum, payable semi-annually in arrears on January 15 and July 15 of each year.

On October 7, 2020, the Company redeemed all of its outstanding $650 million 6.0% Senior Notes due in 2025 for $694.6 million, including an early redemption premium of $29.2 million and accrued and unpaid interest of $15.4 million. The Company recorded a loss on extinguishment of $38.0 million which is recorded in interest expense, net in the Consolidated Statements of Operations.

As of December 31, 2019, the estimated fair value of the 6.0% Senior Notes was approximately $689.8 million, and was based on quoted market prices or dealer quotes for the 6.0% Senior Notes which are Level 1 inputs (see Note 7 - Fair Value Measurements).

The following table provides additional information related to our 6% Senior Notes (in thousands):

2019

Principal amount of 6% Senior Notes	$650,000
Less: Unamortized discount	(8,425)
Less: Debt issuance costs	(1,466)
Net carrying amount of 6% Senior Notes	$640,109

4.625% Senior Notes

On October 7, 2020, J2 Global, Inc. completed the issuance and sale of $750 million aggregate principal amount of its 4.625% senior notes due 2030 (the “4.625% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The Company received proceeds of $742.7 million after deducting the initial purchasers’ discounts, commissions and offering expenses. The 4.625% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2020. The net proceeds were used to redeem all of its outstanding 6.0% Senior Notes due in 2025 and, to the extent any proceeds remain thereafter, for general corporate purposes which may include acquisitions and the repurchase or redemption of other outstanding indebtedness.

The 4.625% Senior Notes bear interest at a rate of 4.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 4.625% Senior Notes mature on October 15, 2030, and are senior unsecured obligations of the Company which are guaranteed, jointly and severally, on an unsecured basis by certain of the Company’s existing and future domestic direct and indirect wholly-owned subsidiaries (collectively, the “Guarantors”). If J2 Global, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an Insignificant Subsidiary (as defined in the indenture pursuant to which the 4.625% Senior Notes were issued (the “Indenture”)), after the issue date, or any Insignificant Subsidiary ceases to fit within the definition of Insignificant Subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Company’s obligations under the 4.625% Senior Notes.

The Company may redeem some or all of the 4.625% Senior Notes at any time on or after October 15, 2025 at specified redemption prices plus accrued and unpaid interest, if any, to, but excluding the redemption date. Before October 15, 2023, and following certain equity offerings, the Company also may redeem up to 40% of the 4.625% Senior Notes at a price equal to 104.625% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding the redemption date. The Company may make such redemption only if, after such redemption, at least 50% of the aggregate principal amount of the 4.625% Senior Notes remains outstanding. In addition, at any time prior to October 15, 2025, the Company may redeem some or all of the 4.625% Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an applicable “make-whole” premium.

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if J2 Global, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2020.

As of December 31, 2020, the estimated fair value of the 4.625% Senior Notes was approximately $796.9 million, and was based on recent quoted market prices or dealer quotes for the 4.625% Senior Notes which are Level 1 inputs (see Note 7 - Fair Value Measurements).

The following table provides additional information on our 4.625% Senior Notes (in thousands):

2020

Principal amount of 4.625% Senior Notes	$750,000
Less: Unamortized discount	(5,523)
Less: Debt issuance costs	(1,761)
Net carrying amount of 4.625% Senior Notes	$742,716

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

During the fourth quarter of 2019, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 3.25% Convertible Notes were convertible at the option of the holder during the quarter beginning January 1, 2020 and ending March 31, 2020.

During the fourth quarter of 2020, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 3.25% Convertible Notes are convertible at the option of the holder during the quarter beginning January 1, 2021 and ending March 31, 2021. Since the Company currently intends to settle the principal amount in cash, the net carrying amount of the 3.25% Convertible Notes is classified within current liabilities on the Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019.

As of December 31, 2020, the conversion rate is 14.7632 shares of J2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $67.74 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 3.25% Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, J2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

Holders have the right to require J2 Global to repurchase for cash all or part of their 3.25% Convertible Notes on each of June 15, 2021 and June 15, 2024 at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, if a fundamental change, as defined in the indenture governing the 3.25% Convertible Notes, occurs prior to the maturity date, holders may require J2 Global to repurchase for cash all or part of their 3.25% Convertible Notes at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As a result of the Holders’ repurchase option on June 15, 2021, the net carrying value of the 3.25% Convertible Notes is classified within current liabilities on the Consolidated Balance Sheet as of December 31, 2020.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the 3.25% Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021 which management believes is the expected life of the 3.25% Convertible Notes using an interest rate of 5.81%. As of December 31, 2020, the remaining period over which the unamortized debt discount will be amortized is 0.5 years.

The 3.25% Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the 3.25% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 3.25% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2020 and 2019, the estimated fair value of the 3.25% Convertible Notes was approximately $593.1 million and $583.6 million, respectively.

As of December 31, 2020 and 2019, the if-converted value of our 3.25% Convertible Notes exceeded the principal amount by $173.3 million and $154.3 million, respectively.

The following table provides additional information related to our 3.25% Convertible Notes (in thousands):

	2020	2019
Additional paid-in capital	$37,688	$37,700

Principal amount of 3.25% Convertible Notes	$402,414	$402,500
Less: Unamortized discount of the liability component	(4,644)	(14,363)
Less: Carrying amount of debt issuance costs	(855)	(2,605)
Net carrying amount of 3.25% Convertible Notes	$396,915	$385,532

The following table provides the components of interest expense related to our 3.25% Convertible Notes (in thousands):

	2020	2019	2018
Cash interest expense (coupon interest expense)	$13,080	$13,081	$13,081
Non-cash amortization of discount on 3.25% Convertible Notes	9,717	9,171	8,655
Amortization of debt issuance costs	1,749	1,600	1,462
Total interest expense related to 3.25% Convertible Notes	$24,546	$23,852	$23,198

The Company has recorded changes in fair value associated with the contingent interest feature of the 3.25% Convertible Notes in interest expense for the years ended December 31, 2020, 2019, and 2018 of zero, $(0.8) million, and zero, respectively (see Note 7 - Fair Value Measurements).

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

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of J2 Global common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of J2 Global common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. J2 Global will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of J2 Global common stock or a combination thereof at J2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of December 31, 2020 and December 31, 2019, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on the Consolidated Balance Sheets.

As of December 31, 2020, the initial conversion rate is 7.9864 shares of J2 Global common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents a conversion price of approximately $125.21 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the

1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), J2 Global will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

J2 Global may not redeem the 1.75% Convertible Notes prior to November 1, 2026, and no sinking fund is provided for the 1.75% Convertible Notes.

The 1.75% Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 1.75% Convertible Notes; (ii) equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its existing 3.25% Convertible Notes due 2029; (iii) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries, including the former 6.0% Senior Notes due 2025.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.5% for the 1.75% Convertible Notes and determined the debt discount to be $118.9 million. As a result, a conversion premium after tax of $88.1 million (net of $2.8 million of the deferred issuance costs) are recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the maturity date of November 1, 2026, which management believes is the expected life of the 1.75% Convertible Notes using an interest rate of 5.5%. As of December 31, 2020, the remaining period over which the unamortized debt discount will be amortized is 5.8 years.

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through the maturity date. The unamortized balance, as of December 31, 2020, was $8.9 million. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2020 and December 31, 2019, the estimated fair value of the 1.75% Convertible Notes was approximately $569.7 million and $559.6 million, respectively.

The following table provides additional information related to our 1.75% Convertible Notes (in thousands):

	2020	2019
Additional paid-in capital	$88,138	$88,138

Principal amount of 1.75% Convertible Notes	$550,000	$550,000
Less: Unamortized discount of the liability component	(102,631)	(117,193)
Less: Carrying amount of debt issuance costs	(8,889)	(9,987)
Net carrying amount of 1.75% Convertible Notes	$438,480	$422,820

The following table provides the components of interest expense related to our 1.75% Convertible Notes (in thousands):

	2020	2019
Cash interest expense (coupon interest expense)	$9,653	$1,174
Non-cash amortization of discount on 1.75% Convertible Notes	14,563	1,718
Amortization of debt issuance costs	1,098	122
Total interest expense related to 1.75% Convertible Notes	$25,314	$3,014

MUFG Credit Facility

On October 7, 2020, the Company terminated the Credit Agreement (see Note 12 - Commitments and Contingencies). During the year ended December 31, 2019, the Company drew down $185.0 million and repaid $185.0 million under its MUFG Credit Facility. The Company had capitalized the total of $0.4 million in debt issuance costs, which were being amortized to interest expense over the life of the MUFG Credit Facility. As of December 31, 2019, these debt issuance costs, net of amortization, were $0.3 million. The related interest expense was zero and $3.4 million for the years ended December 31, 2020 and 2019, respectively.

Paycheck Protection Program Loan

Through the acquisition of The Aberdeen Group, LLC and The Big Willow, Inc., the Company acquired $0.9 million of outstanding debt originating from the Paycheck Protection Program (see Note 4 - Business Combinations). As of December 31, 2020, the outstanding balance approximated fair value.

11.Leases

J2 Global leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2031. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.

During 2020, the Company decided to exit and seek subleases for certain leased facilities in the Digital Media reportable segment primarily due to a permanent “remote” or “partial remote” work model for a significant number of employees arising from the COVID-19 pandemic. The Company recorded a non-cash impairment charge of $12.1 million related to operating lease right-of-use assets for the affected facilities and an impairment charge of $3.6 million for associated property and equipment. The impairment was determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate which represents Level 3 unobservable inputs. The impairment is presented in general and administrative expenses on the Consolidated Statements of Operations. No impairment was recorded in 2019 or 2018.

In certain agreements in which the Company leases office space where the Company is the tenant, it subleases the site to various other companies through a sublease agreement.

The Company adopted the new lease standard and related amendments as of January 1, 2019 using the optional transition method. Results for reporting periods beginning after the adoption date are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840. Finance leases are not material to the Company’s consolidated financial statements and are therefore not included in the disclosures. Upon adoption of ASC 842, the Company recorded approximately $72.0 million of right-of-use assets and approximately $75.0 million of operating lease liabilities.

The components of lease expense, recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Operations, were as follows for the year ended (in thousands):

	Years ended December 31,
	2020	2019

Operating lease cost	$42,025	$23,681
Short-term lease cost	1,807	1,918
Total lease cost	$43,832	$25,599

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$105,845	$125,822
Total operating lease right-of-use assets	$105,845	$125,822

Operating lease liability, current	$32,211	$26,927
Operating lease liabilities, noncurrent	99,177	104,070
Total operating lease liabilities	$131,388	$130,997

Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,677	$24,750
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,669	$73,163

Other supplemental operating lease information consists of the following:

	December 31, 2020	December 31, 2019
Operating leases:
Weighted average remaining lease term	5.2 years	5.9 years
Weighted average discount rate	3.93%	3.95%

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Operating Leases
Fiscal Year:
2021	$34,636
2022	32,137
2023	26,255
2024	18,288
2025	9,843
Thereafter	38,447
Total lease payments	$159,606
Less: Imputed interest	(28,218)
Present value of operating lease liabilities	$131,388

Rental expense for operating leases classified under ASC 840 for the year ended December 31, 2018 was $21.0 million and was predominantly recorded within general and administrative expenses.

Sublease

Total sublease income for the years ended December 31, 2020, 2019 and 2018 was $2.6 million, $3.5 million and $2.8 million, respectively. Total estimated aggregate sublease income to be received in the future is $4.5 million.

In 2020, the Company recorded $2.1 million of impairment associated with one of its sublease tenants in default as a result of the economic effects of COVID-19. The impairment is presented in general and administrative expenses on the Consolidated Statement of Operations.

Significant Judgments

Discount Rate

The majority of the J2 Global’s leases are discounted using the Company’s incremental borrowing rate as the rate implicit in the lease is not readily determinable. Rates are obtained from various large banks to determine the appropriate incremental borrowing rate each quarter for collateralized loans with a maturity similar to the lease term.

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

12.Commitments and Contingencies

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

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against a J2 Global affiliate in the Ontario Superior Court of Justice (No. 11-50673), alleging that the J2 Global affiliate breached a contract relating to Pantelakis’s use of the Campaigner service. The J2 Global affiliate filed a responsive pleading on March 23, 2011 and responses to undertakings on July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim, reframing his lawsuit as a negligence action. The J2 Global affiliate filed an amended statement of defense on April 8, 2013. Discovery has closed, with the exception of one issue. There is an anticipated trial date of September 2021.

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two J2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On March 20, 2017, the District Court granted a motion for judgment on the pleadings filed by the J2 Global affiliates and dismissed all claims against the J2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. On January 29, 2019, after further appeals were exhausted, the case was remanded to the Arkansas state court. On April 1, 2019, the state court granted a motion for class certification filed by the plaintiff in 2016. Because the prior removal to federal court had deprived the state court of jurisdiction, the J2 Global affiliates had not yet filed an opposition brief to the 2016 motion when the state court granted the motion. The J2 Global affiliates appealed the order. On July 15, 2019, the J2 Global affiliates removed the case to federal court pursuant to the Class Action Fairness Act of 2005. On November 26, 2019 the court denied the Plaintiff’s motion to remand. On December 20, 2019, the court granted the Plaintiff’s motion for leave to amend its complaint. On May 21, 2020, the court denied J2 Global affiliates’ motion to dismiss. On August 11, 2020, the court approved an opt-in class notice. Notice has not yet been issued and the J2 Global affiliates have moved to decertify the class. On December 2, 2020, the parties provided notice to the Court that they have reached a tentative settlement in the matter, and on February 18, 2021, the parties filed a motion for preliminary approval of the class settlement, certification of a settlement class and for permission to disseminate notice.

On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against J2 Global in the Central District of California (20-cv-06906), alleging violations of federal securities laws. J2 Global has moved to dismiss the consolidated class action complaint.

On September 24, 2020, International Union of Operating Engineers of Eastern Pennsylvania and Delaware filed a lawsuit in the Delaware Court of Chancery (C.A. No. 2020-0819-VCL) asserting derivative claims against directors of J2 Global, Inc. and other third parties. On November 17, 2020, the court entered an order allowing Orlando Police Pension Fund to intervene as a plaintiff in the case. The lawsuit alleges violations of breach of fiduciary duty and usurpation of corporate opportunity. J2 Global and its directors and officers intend to defend against the lawsuit.

On December 11, 2020, Danning Huang filed a lawsuit in the District of Delaware (20-cv-01687-LPS) asserting derivative claims against directors of J2 Global, Inc. and other third parties. The lawsuit alleges violations of Section 14(a), Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as breach of fiduciary duty, unjust enrichment and abuse of control. J2 Global and its directors and officers intend to defend against the lawsuit.

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

The Company has accrued approximately $4.5 million in connection with potential loss contingencies relating to these legal proceedings because they are considered probable by management. It is the Company’s policy to expense as incurred legal fees related to various litigations.

Credit Agreement

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August 2019, the Lenders provided J2 Cloud Services with a credit facility of $200.0 million (the “MUFG Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the MUFG Credit Facility were intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. On October 7, 2020, the Company terminated the Credit Agreement.

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

The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $22.5 million reserve established for these matters which is included in other long-term liabilities and accounts payable and accrued expenses on the Consolidated Balance Sheet at December 31, 2020. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could materially impact our financial results.

13.Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$20,943	$23,306	$17,233
State	5,223	4,774	(617)
Foreign	36,387	15,988	3,094
Total current	62,553	44,068	19,710

Deferred:
Federal	(6,173)	(1,903)	16,083
State	694	(5,620)	2,965
Foreign	11,319	(55,921)	6,002
Total deferred	5,840	(63,444)	25,050
Total provision	$68,393	$(19,376)	$44,760

A reconciliation of the statutory federal income tax rate with J2 Global’s effective income tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory tax rate	21%	21%	21%
State income taxes, net	1.5	0.9	1.2
Foreign rate differential	(0.1)	(3.8)	(7.7)
Foreign income inclusion	0.8	1.4	1.5
Foreign tax credit	(1.3)	(0.9)	(1.4)
Reserve for uncertain tax positions	3.5	(0.4)	4.1
Valuation allowance	3.7	0.2	0.2
Intra-entity tax benefit	—	(26.9)	—
Impact on deferred taxes of enacted tax law and rate changes	1.1	(1.3)	0.1
Contingent liabilities	—	0.6	2.4
Unrecognized loss on intercompany sale	—	—	1.9
Other	(0.5)	(0.5)	1.9
Effective tax rates	29.7%	(9.7)%	25.2%

The effective tax rate for the year ended December 31, 2020 differs from the federal statutory rate primarily due recording a valuation allowance on deferred tax assets related to realized and unrealized capital losses. In addition, the Company recorded a net increase in the reserve for uncertain tax positions during 2020. The effective tax rate for 2019 differs from the federal statutory rate primarily due to a tax benefit recognized as a result of an intra-entity asset transfer. In December 2019, the Company completed an intra-entity asset transfer between two of its foreign subsidiaries as part of the reorganization of its international operating structure. The transfer caused the recognition of a net tax benefit for $53.7 million and a corresponding deferred tax asset. Additionally, the jurisdictional mix of income and disallowance of certain losses and expenses caused further differences from the federal statutory rate. The effective tax rate for 2018 differs from the federal statutory rate primarily due to impacts of the jurisdictional mix of income and disallowance of certain losses and expenses.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$21,183	$43,352
Tax credit carryforwards	9,022	4,152
Accrued expenses	19,572	9,946
Allowance for bad debt	4,366	2,547
Share-based compensation expense	5,923	4,669
Impairment of investments	6,762	1,675
Deferred revenue	1,334	—
State taxes	5,124	3,206
Other	12,045	9,958
	85,331	79,505
Less: valuation allowance	(8,307)	(608)
Total deferred tax assets	$77,024	$78,897

Deferred tax liabilities:
Basis difference in property and equipment	$(18,995)	$(15,767)
Basis difference in intangible assets	(93,162)	(42,880)
Prepaid insurance	(2,905)	(1,847)
Convertible debt	(65,192)	(65,217)
Other	(2,925)	(663)
Total deferred tax liabilities	(183,179)	(126,374)
Net deferred tax liabilities	$(106,155)	$(47,477)

The Company had approximately $77.0 million and $78.9 million in deferred tax assets as of December 31, 2020 and 2019, respectively, related primarily to net operating loss carryforwards, basis difference in intangible assets including differences related to intra-entity transfers, tax credit carryforwards and accrued expenses treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, J2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

The Company had a valuation allowance on deferred tax assets of $8.3 million and $0.6 million as of December 31, 2020 and 2019, respectively. The valuation allowance increased $7.7 million as a result of impairment and sales of investments that would result in a capital loss in the year of sale. The deduction for the capital losses would be limited to other capital gains recognized during the year.

As of December 31, 2020, the Company had federal net operating loss carryforwards (“NOLs”) of $60.2 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). J2 Global currently estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. $59.7 million of NOLs for losses incurred prior to January 1, 2018 expire through the year 2037. The NOLs for losses incurred after January 1, 2018 of $0.5 million have an indefinite carryforward period. Additionally, the Company has foreign NOLs of $5.8 million as of December 31, 2020 in various foreign jurisdictions which generally have an indefinite carryforward period.

As of December 31, 2020 and 2019, the Company had no foreign tax credit carryforward. In addition, as of December 31, 2020 and 2019, the Company had state research and development tax credits of $9.1 million and $3.2 million, respectively, which can be carried forward indefinitely.

The Company has not provided deferred taxes on approximately $454.5 million of undistributed earnings from foreign subsidiaries as of December 31, 2020. The Company has not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues in which to repatriate the earnings, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings if eventually remitted is not practicable.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the Consolidated Balance Sheet. The Company’s prepaid tax payments were $3.0 million and $3.7 million at December 31, 2020 and 2019, respectively.

Income before income taxes included income from domestic operations of $47.3 million, $81.6 million and $19.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and income from foreign operations of $183.1 million, $118.0 million and $157.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, the total amount of unrecognized tax benefits was $49.1 million, of which $46.0 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2019, the total amount of unrecognized tax benefits was $46.7 million, of which $43.9 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2018, the total amount of unrecognized tax benefits was $51.3 million, of which $46.8 million, if recognized would affect the Company’s effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2020, 2019 and 2018, is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$46,703	$51,271	$45,012
Increases related to tax positions during a prior year	3,952	5,285	2,508
Decreases related to tax positions taken during a prior year	(245)	(7,441)	—
Increases related to tax positions taken in the current year	4,299	4,069	3,751
Settlements	(5,627)	(5,831)	—
Decreases related to expiration of statute of limitations	—	(650)	—
Ending balance	$49,082	$46,703	$51,271

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2020, 2019 and 2018, the total amount of interest and penalties accrued was $8.1 million, $5.8 million and $8.4 million, respectively, which is classified as a liability for uncertain tax positions on the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense (benefit) in 2020, 2019 and 2018 of $2.3 million, $(1.8) million and $1.2 million, respectively.

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

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. As of December 31, 2020, the audits are ongoing.

The Company is under audit by the California Franchise Tax Board (“FTB”) for its tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. As of December 31, 2020, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of December 31, 2020, the audits are ongoing.

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

14.Stockholders’ Equity

Preferred Stock Exchange

In November 2014, the Company provided holders of the Company’s Series A Preferred Stock (“J2 Series A Stock”) and the Company’s Series B Preferred Stock (“J2 Series B Stock”) an exchange right in which shares may be exchanged for J2 common stock. The exchange right associated with the shares of J2 Series A Stock provided that such shares were immediately exercisable at an exchange ratio of 20.4319 shares of J2 common stock per share of J2 Series A Stock (the “Series A Exchange Ratio”). Both holders of the J2 Series A Stock exercised this exchange right which resulted in the issuance of 235,665 shares of J2 common stock. The exchange right associated with the vested shares of the J2 Series B Stock is exercisable during specified exchange periods at an exchange ratio of 31.8094 shares of J2 common stock per share of J2 Series B Stock (the “Series B Exchange Ratio”). Holders of vested J2 Series B Stock exercised this exchange right which resulted in the issuance of zero, zero and 10,530 shares of J2 common stock during fiscal years 2020, 2019, and 2018 respectively.

In connection with the exercise of the exchange right and the resulting extinguishment of the J2 Series A Stock, the Company recorded the difference between the carrying value of the Series A and the fair value of the J2 common stock exchanged within retained earnings as a preferred stock dividend. In connection with the exercise of the exchange right associated with J2 Series B Stock, the Company recognized incremental fair value in the amount of $6.3 million and recorded additional share-based compensation in the amount of zero, zero and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2018, all incremental fair value associated with the exchange right of J2 Series B Stock had been recognized.

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

In November 2018 and May 2019, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. 600,000 shares were repurchased in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the year ended December 31, 2019, the Company repurchased 197,870 shares at an aggregate cost of $16.0 million which were subsequently retired in the same year. During the year ended December 31, 2020, the Company repurchased 1,140,819 shares at an aggregate cost of $87.5 million which were subsequently retired in the same year. As of December 31, 2020, all of the available shares were repurchased under the 2012 Program at an aggregate cost of $204.6 million (including an immaterial amount of commission fees).

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the year ended December 31, 2020, the Company entered into a Rule 10b5-1 trading plan and repurchased 2,490,599 shares at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired.

As a result of the Company’s share repurchase programs, the number of shares available for purchase is 7,509,401 shares of J2 Global common stock.

Periodically, participants in J2 Global’s stock plans surrender to the Company shares of J2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the year ended December 31, 2020, the Company purchased 111,451 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2019:

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

15.Stock Options and Employee Stock Purchase Plan

J2 Global’s share-based compensation plans include the 2015 Stock Plan and the 2001 Employee Stock Purchase Plan. Each plan is described below.

(a)The 2015 Stock Option Plan

In May 2015, J2 Global’s Board of Directors adopted the J2 Global, Inc. 2015 Stock Option Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. 4,200,000 shares of common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of J2 Global’s common stock subject to the option on the date the option is granted.

At December 31, 2020, 2019 and 2018, options to purchase 175,601, 163,741 and 298,577 shares of common stock were exercisable under and outside of the 2015 Plan, at weighted average exercise prices of $60.35, $45.94, and $32.15, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	375,675	$31.30
Granted	400,000	75.03
Exercised	(67,898)	22.68
Canceled	—	—
Options outstanding at December 31, 2018	707,777	$56.84
Granted	—	—
Exercised	(189,436)	32.39
Canceled	—	—
Options outstanding at December 31, 2019	518,341	$65.77
Granted	—	—
Exercised	(42,740)	23.11
Canceled	—	—
Options outstanding at December 31, 2020	475,601	$69.61	6.2	$13,355,721
Exercisable at December 31, 2020	175,601	$60.35	4.7	$6,557,721
Vested and expected to vest at December 31, 2020	393,281	$68.47	6.0	$11,490,350

For the years ended December 31, 2020, 2019 and 2018, J2 Global granted zero, zero and 400,000 options, respectively, to purchase shares of common stock pursuant to the 2015 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the period ended December 31, 2018 was $19.39.

The total intrinsic values of options exercised during the years ended December 31, 2020, 2019 and 2018 was $3.0 million, $10.4 million, and $3.8 million, respectively. The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $1.0 million and $0.1 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2020, 2019 and 2018 was $1.6 million, $5.3 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $0.7 million, $2.4 million and $0.9 million, respectively, for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2020:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2020	Weighted Average Exercise Price
$29.34	45,351	0.36 years	$29.34	45,351	$29.34
29.53	7,250	1.17 years	29.53	7,250	29.53
67.35	23,000	4.35 years	67.35	23,000	67.35
75.03	400,000	7.00 years	75.03	100,000	75.03
$29.34 - $75.03	475,601	6.15 years	$69.61	175,601	$60.35

As discussed in Note 14, “Stockholders’ Equity”, the Company provided holders of J2 Series B Stock an exchange right in which J2 Series B Stock may be exchanged for J2 common stock during specified exchange periods. At December 31, 2020, there were 2,019,350 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan.

The Company recognized $0.9 million, $0.9 million and $0.9 million of compensation expense related to stock options for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $5.8 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan. That expense is expected to be recognized ratably over a weighted average period of 5.00 years (i.e., the remaining requisite service period).

Fair Value Disclosure

J2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of its employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 13.0%, 13.9% and 11.8% as of December 31, 2020, 2019 and 2018, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years ended December 31,
	2020	2019	2018
Risk-free interest rate	—%	—%	2.4%
Expected term (in years)	0.0	0.0	6.7
Dividend yield	—%	—%	2.2%
Expected volatility	—%	—%	29.2%
Weighted average volatility	—%	—%	29.2%

Restricted Stock and Restricted Stock Units

J2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 2015 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer. The Company granted 129,786, 117,566 and 376,799 shares of restricted stock and restricted units (excluding awards with market conditions below) during the years ended December 31, 2020, 2019 and 2018, respectively.

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

Restricted Stock - Awards with Market Conditions

J2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the years ended December 31, 2020, 2019, and 2018 the Company awarded 82,112, 74,051, and 473,501 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the years ended December 31, 2020, 2019 and 2018 were $70.99, $69.99 and $52.95, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	December 31, 2020	December 31, 2019	December 31, 2018
Underlying stock price at valuation date	$91.17	$84.58	$82.11
Expected volatility	27.0%	28.3%	28.4%
Risk-free interest rate	0.7%	2.5%	2.9%

The Company recognized $21.2 million, $21.7 million and $26.4 million, respectively of compensation expense related to its restricted stock, restricted stock units, and market-based restricted stock. As of December 31, 2020, the Company had unrecognized share-based compensation cost of $38.6 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 4.2 years for awards and 4.5 years for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $18.6 million, $12.7 million and $9.7 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $2.1 million, $2.4 million and $2.4 million, respectively, for the years ended December 31, 2020, 2019 and 2018. Share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest, which amounted to approximately zero, $0.1 million and $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

 Restricted stock award activity for the years ended December 31, 2020, 2019 and 2018 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	605,566	$51.57
Granted	830,256	63.55
Vested	(157,972)	61.29
Canceled	(70,839)	74.84
Nonvested at December 31, 2018	1,207,011	$64.82
Granted	187,773	79.00
Vested	(172,884)	73.65
Canceled	(116,841)	72.58
Nonvested at December 31, 2019	1,105,059	$64.76
Granted	1,268	98.63
Vested	(264,172)	70.25
Canceled	(21,589)	79.34
Nonvested at December 31, 2020	820,566	$62.66

Restricted stock unit activity for the years ended December 31, 2020, 2019 and 2018 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	38,400
Granted	20,044
Vested	(11,540)
Canceled	(5,673)
Outstanding at December 31, 2018	41,231
Granted	3,844
Vested	(12,343)
Canceled	(11,858)
Outstanding at December 31, 2019	20,874
Granted	210,630
Vested	(9,029)
Canceled	(12,691)
Outstanding at December 31, 2020	209,784	3.5	$20,493,799
Vested and expected to vest at December 31, 2020	135,944	2.7	$13,280,344

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

J2 Global performed an analysis of the Amendment terms and determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized $2.0 million, $1.3 million and $0.7 million of compensation expense related to the Purchase Plan for the years ended December 31, 2020, 2019 and 2018, respectively. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.15%, 5.80% and 1.96% as of December 31, 2020, 2019, and 2018, respectively.

During 2020, 2019 and 2018, 118,629, 66,413 and 33,262 shares, respectively were purchased under the Purchase Plan at price ranging from $61.51 to $62.82 per share during 2020. As of December 31, 2020, 1,404,939 shares were available under the Purchase Plan for future issuance.

16.    Defined Contribution 401(k) Savings Plan

J2 Global has several 401(k) Savings Plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2020, 2019 and 2018, the Company made contributions of $3.5 million, $3.7 million and $3.6 million, respectively, to these 401(k) Savings Plans.

17.    Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2020	2019	2018
Numerator for basic and diluted net income per common share:
Net income attributable to J2 Global, Inc. common shareholders	$150,668	$218,806	$128,687
Net income available to participating securities (1)	(632)	(3,496)	(1,885)
Net income available to J2 Global, Inc. common shareholders	$150,036	$215,310	$126,802
Denominator:
Weighted-average outstanding shares of common stock	46,308,825	47,647,397	47,950,746
Dilutive effect of:
Equity incentive plans	25,232	78,076	146,906
Convertible debt (2)	788,454	1,300,211	830,139
Common stock and common stock equivalents	47,122,511	49,025,684	48,927,791
Net income per share:
Basic	$3.24	$4.52	$2.64
Diluted	$3.18	$4.39	$2.59

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(2)Represents the incremental shares issuable upon conversion of the 3.25% Convertible Notes due June 15, 2029 and 1.75% Convertible Notes due November 1, 2026 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 10 - Long Term Debt).

For the years ended December 31, 2020, 2019 and 2018, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

18.Segment Information

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
The Company’s Cloud Services business is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with minor seasonal weakness in the fourth quarter. The Company’s Digital Media business is driven primarily by advertising and subscription revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter.
The accounting policies of the businesses are the same as those described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.
Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenue by reportable segment:
Fax and Martech (1)	$386,276	$378,444	$360,479
Voice, Backup, Security, and CPP (1)	292,185	283,391	237,496
Cloud Services Total	678,461	661,835	597,975

Digital Media	811,360	710,511	609,374
Elimination of inter-segment revenues	(229)	(300)	(60)
Total segment revenues	1,489,592	1,372,046	1,207,289
Corporate (2)	1	8	6
Total revenues	1,489,593	1,372,054	1,207,295

Gross profit by reportable segment:
Fax and Martech (1)	320,714	318,677	311,534
Voice, Backup, Security, and CPP (1)	203,486	198,888	164,287
Cloud Services Total	524,200	517,565	475,821

Digital Media	733,887	617,458	530,455
Elimination of inter-segment gross profit	(229)	(300)	(60)
Total segment gross profit	1,257,858	1,134,723	1,006,216
Corporate (2)	(47)	8	5
Total gross profit	1,257,811	1,134,731	1,006,221

Direct costs by reportable segment (3):
Fax and Martech (1)(4)	116,923	119,574	125,963
Voice, Backup, Security, and CPP (1)(4)	158,074	150,451	113,666
Cloud Services Total	274,997	270,025	239,629

Digital Media (4)	594,807	540,193	483,167
Elimination of inter-segment direct costs	(229)	(300)	(60)
Total segment direct costs	869,575	809,918	722,736
Corporate (2)	53,625	47,733	39,205
Total direct costs (3)	923,200	857,651	761,941

Operating income by reportable segment:
Fax and Martech	203,791	199,103	185,571
Voice, Backup, Security, and CPP	45,412	48,437	50,621
Cloud Services Total	249,203	247,540	236,192

Digital Media	139,080	77,265	47,288
Total segment operating income	388,283	324,805	283,480
Corporate (2)	(53,672)	(47,725)	(39,200)
Total income from operations	$334,611	$277,080	$244,280

(1) The Company reclassified certain intercompany revenue and expenses in 2019 and 2018 for Cloud Services in order to better align with a stand-alone presentation.
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

(4) Table above has been recast to remove the impact of certain expenses associated with the Corporate entity that were previously allocated to the Cloud Services and Digital Media businesses.

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions other than as presented for Cloud Services and Digital Media. Accordingly, the following segment information is presented for Cloud Services and Digital Media.

	2020	2019
Assets:
Cloud Services	$1,473,398	$1,466,969
Digital Media	2,088,397	1,561,024
Total assets from Cloud Services and Digital Media	3,561,795	3,027,993
Corporate	103,536	477,853
Total assets	$3,665,331	$3,505,846

	2020	2019	2018
Capital expenditures:
Cloud Services	$32,859	$21,826	$13,832
Digital Media	59,693	48,736	42,547
Total capital expenditures from Cloud Services and Digital Media	92,552	70,562	56,379
Corporate	—	26	—
Total capital expenditures	$92,552	$70,588	$56,379

Depreciation and amortization:
Cloud Services	$79,754	$80,970	$60,754
Digital Media	145,321	148,575	122,843
Total depreciation and amortization from Cloud Services and Digital Media	225,075	229,545	183,597
Corporate	3,662	2,487	3,577
Total depreciation and amortization	$228,737	$232,032	$187,174

J2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands).

	Years ended December 31,
	2020	2019	2018
Revenues:
United States	$1,215,281	$1,100,298	$924,051
Canada	70,073	67,518	73,742
Ireland	55,917	59,009	69,291
All other countries	148,322	145,229	140,211
Total	$1,489,593	$1,372,054	$1,207,295

	December 31, 2020	December 31, 2019
Long-lived assets:
United States	$918,125	$701,580
All other countries	54,073	76,927
Total	$972,198	$778,507

19.    Supplemental Cash Flows Information

Cash paid for interest on outstanding debt during the years ended December 31, 2020, 2019 and 2018 was $106.0 million, $55.4 million and $54.0 million, respectively, which is the primary contributor for total cash paid for interest.

Cash paid for income taxes net of refunds received was $45.0 million, $45.9 million and $37.6 million during the years ended December 31, 2020, 2019 and 2018, respectively.

During the years ended December 31, 2020, 2019 and 2018, J2 Global recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $2.9 million, $4.8 million and $3.3 million, respectively.

In the first quarter of 2020, in a non-cash transaction of $18.3 million, the Company exchanged shares of redeemable preferred stock that were previously classified as available-for-sale corporate debt securities for a new series of preferred stock, classified as equity securities without a readily determinable fair value (see Note 5 - Investments).

20.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2018	$—	$(29,090)	$(29,090)
Other comprehensive loss before reclassifications	(1,418)	(15,471)	(16,889)
Net current period other comprehensive loss	(1,418)	(15,471)	(16,889)
Balance as of December 31, 2018	$(1,418)	$(44,561)	$(45,979)
Other comprehensive income (loss) before reclassifications	1,143	(1,626)	(483)
Net current period other comprehensive income (loss)	1,143	(1,626)	(483)
Balance as of December 31, 2019	$(275)	$(46,187)	$(46,462)
Other comprehensive income (loss) before reclassifications	558	(8,902)	(8,344)
Net current period other comprehensive income (loss)	558	(8,902)	(8,344)
Balance as of December 31, 2020	$283	$(55,089)	$(54,806)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2020, 2019, and 2018.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statements of Operations
	For the years ending December 31,
	2020	2019	2018
Unrealized loss on available-for-sale investments	$698	$—	$—	Loss on investments, net
	698	—	—	Income before income taxes
	—	—	—	Income tax expense
Total reclassifications for the period	$698	$—	$—	Net Income

21.    Quarterly Results (unaudited)

The following tables contain selected unaudited Statements of Operations information for each quarter of 2020 and 2019 (in thousands, except share and per share data). J2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$469,240	$356,976	$330,984	$332,393
Gross profit	409,213	301,154	274,182	273,262
Net income	58,088	60,883	38,101	(6,404)

Net income per common share:
Basic	$1.30	$1.31	$0.81	$(0.13)
Diluted	$1.27	$1.31	$0.80	$(0.13)
Weighted average shares outstanding
Basic	44,504,222	46,279,515	46,850,944	47,620,774
Diluted	45,642,292	46,309,072	47,437,555	47,620,774

	Year Ended December 31, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$405,588	$344,141	$322,432	$299,893
Gross profit	341,260	282,425	262,166	248,880
Net income (1)	123,023	30,745	32,589	32,449

Net income per common share:
Basic	$2.54	$0.63	$0.67	$0.67
Diluted	$2.45	$0.62	$0.66	$0.66
Weighted average shares outstanding
Basic	47,626,833	47,673,211	47,727,786	47,560,749
Diluted	49,425,395	49,064,272	49,102,879	48,509,181
(1) The increase in the Company’s net income in the fourth quarter of 2019 is primarily driven by the tax benefit recognized as a result of an intra-entity asset transfer (see Note 13 - Income Taxes).

22.Subsequent Events

In February 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. Such assets are recorded within the Voice, Backup, Security, and CPP reportable segment. On February 9, 2021, in a cash transaction, the Company completed the sale of these assets. Also in February 2021, the Company’s Board of Directors approved the exploration of strategic alternatives for the Company’s B2B Backup business.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

    None.

Item 9A.Controls and Procedures

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

    J2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for J2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that J2 Global’s internal control over financial reporting was effective as of December 31, 2020. Management did not assess the effectiveness of internal control over financial reporting of all the 2020 acquisitions (see Note 4 - Business Acquisitions) because of the timing of these acquisitions. These acquisitions combined constituted 17.7% of total assets as of December 31, 2020 and 4.2% of revenues for the year then ended. Our internal controls over financial reporting as of December 31, 2020 have been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

    There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which occurred during the fourth quarter of our fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
J2 Global, Inc.
Los Angeles, California

Opinion on Internal Control over Financial Reporting

We have audited J2 Global, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed in the accompanying index and our report dated March 1, 2021, expressed an unqualified opinion thereon.

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
As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 2020 acquisitions, which are included in the consolidated balance sheets of the Company as of December 31, 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These acquisitions combined constituted 17.7% of total assets as of December 31, 2020, and 4.2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2020 acquisitions because of the timing of these acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2020 acquisitions.

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

/s/ BDO USA, LLP

Los Angeles, California
March 1, 2021

Item 9B. Other Information

None.

                        PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2021 Proxy Statement”) for the 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2021 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2021 Proxy Statement.

                        PART IV

Item 15.Exhibits and Financial Statement Schedules

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

Exhibit No.	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (8)
3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (18)
3.2	Fourth Amended and Restated By-Laws (12)
4.1	Specimen of Common Stock Certificate (6)
4.2.1	Indenture, dated as of June 10, 2014 (9)
4.2.2	First Supplemental Indenture, dated as of June 17, 2014 (10)
4.3	Indenture, dated as of June 27, 2017 (14)
4.4	Indenture, dated as of November 15, 2019 (19)
4.5	Description of Registered Securities (22)
4.6	Indenture, dated as of October 7, 2020 (7)
4.7	Form of Waiver Regarding Restricted Stock Agreements (23)
10.1	J2 Global, Inc. 2007 Stock Option Plan (5)
10.2	J2 Global, Inc. 2015 Stock Option Plan (11)
10.3	Form of Restricted Stock Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (13)
10.4	Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (4)
10.4.1	Amendment to Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (15)
10.5	Letter Agreement, dated as of April 1, 2001, between J2 Global, Inc. and Orchard Capital Corporation (2)
10.5.1	Amendment to Letter Agreement, dated as of December 31, 2001, between J2 Global, Inc. and Orchard Capital Corporation (3)
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
(3)    Incorporated by reference to J2 Global’s Annual Report on Form 10-K filed with the Commission on April 1, 2002.
(4)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on May 3, 2006.
(5)    Incorporated by reference to Exhibit A to J2 Global’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 18, 2007.
(6)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on December 7, 2011.
(7)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on October 7, 2020.
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
(10)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on June 17, 2014.
(11)    Incorporated by reference to Annex A to j2 Global’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 26, 2015.
(12)     Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on May 11, 2020.
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
(18) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 1, 2019.
(19) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 15, 2019.
(20) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on July 1, 2019.
(21) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on August 16, 2019.
(22) Incorporated by reference to J2 Global’s Annual Report on Form 10-K filed with the Commission on March 2, 2020.
(23) Incorporated by reference to J2 Global’s Current Report on Form 10-Q filed with the Commission on August 10, 2020.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2021.

J2 Global, Inc.

By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 1, 2021.

Signature	Title

/s/ VIVEK SHAH	Chief Executive Officer and a Director
Vivek Shah	(Principal Executive Officer)

/s/ R. SCOTT TURICCHI	President and Chief Financial Officer
R. Scott Turicchi	(Principal Financial Officer)

/s/ STEVE P. DUNN	Chief Accounting Officer
Steve P. Dunn

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ SARAH FAY	Director
Sarah Fay

/s/ JON MILLER	Director
Jon Miller

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ PAMELA SUTTON-WALLACE	Director
Pamela Sutton-Wallace

/s/ SCOTT C. TAYLOR	Director
Scott C. Taylor

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2020:
Allowance for doubtful accounts	$12,701	$13,283	$(9,966)	$16,018
Deferred tax asset valuation allowance	$608	$9,456	$(1,757)	$8,307
Year Ended December 31, 2019:
Allowance for doubtful accounts	$10,422	$13,134	$(10,855)	$12,701
Deferred tax asset valuation allowance	$44	$595	$(31)	$608
Year Ended December 31, 2018:
Allowance for doubtful accounts	$8,701	$17,338	$(15,617)	$10,422
Deferred tax asset valuation allowance	$197	$—	$(153)	$44
______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.