Form 10-Q
period 2021-03-31
J2 GLOBAL, INC.
filed 2021-05-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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

As of May 6, 2021, the registrant had 45,112,198 shares of common stock outstanding.

J2 GLOBAL, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2021

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$371,971	$242,652
Short-term investments	663	663
Accounts receivable, net of allowances of $17,971 and $16,018, respectively	242,420	325,619
Prepaid expenses and other current assets	52,386	53,909
Current assets held for sale	8,063	—
Total current assets	675,503	622,843
Long-term investments	138,703	97,495
Property and equipment, net	155,799	156,577
Operating lease right-of-use assets	85,342	105,845
Trade names, net	177,524	187,902
Customer relationships, net	341,600	377,194
Goodwill	1,777,745	1,867,430
Other purchased intangibles, net	157,575	176,473
Deferred income taxes, noncurrent	49,282	56,545
Other assets	16,993	17,027
Noncurrent assets held for sale	127,591	—
TOTAL ASSETS	$3,703,657	$3,665,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$201,141	$230,651
Income taxes payable, current	32,693	31,753
Deferred revenue, current	193,934	190,644
Operating lease liabilities, current	30,330	32,211
Current portion of long-term debt	399,893	396,801
Other current liabilities	41	497
Current liabilities held for sale	9,502	—
Total current liabilities	867,534	882,557
Long-term debt	1,186,438	1,182,220
Deferred revenue, noncurrent	15,134	14,440
Operating lease liabilities, noncurrent	80,465	99,177
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	58,386	57,081
Deferred income taxes, noncurrent	163,348	162,700
Other long-term liabilities	32,953	44,463
Noncurrent liabilities held for sale	12,813	—
TOTAL LIABILITIES	2,428,746	2,454,313
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 44,489,399 and 44,346,630 shares at March 31, 2021 and December 31, 2020, respectively.	445	443
Additional paid-in capital	455,625	456,274
Retained earnings	882,071	809,107
Accumulated other comprehensive loss	(63,230)	(54,806)
TOTAL STOCKHOLDERS’ EQUITY	1,274,911	1,211,018
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,703,657	$3,665,331
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2021	2020
Total revenues	$398,185	$332,393

Cost of revenues (1)	57,822	59,131
Gross profit	340,363	273,262
Operating expenses:
Sales and marketing (1)	121,186	99,438
Research, development and engineering (1)	21,351	15,406
General and administrative (1)	119,346	103,171
Total operating expenses	261,883	218,015
Income from operations	78,480	55,247
Interest expense, net	21,704	20,971
Gain on sale of businesses	(1,979)	—
Loss on investments, net	—	20,832
Other (income) expense, net	(622)	6,876
Income before income taxes and (income) loss from equity method investment, net	59,377	6,568
Income tax expense	5,725	8,703
(Income) loss from equity method investment, net	(24,270)	4,269
Net income (loss)	$77,922	$(6,404)

Net income (loss) per common share:
Basic	$1.75	$(0.13)
Diluted	$1.67	$(0.13)
Weighted average shares outstanding:
Basic	44,399,149	47,620,774
Diluted	46,731,872	47,620,774

(1) Includes share-based compensation expense as follows:
Cost of revenues	$132	$134
Sales and marketing	362	398
Research, development and engineering	520	431
General and administrative	5,099	5,350
Total	$6,113	$6,313

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$77,922	$(6,404)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(8,424)	(8,714)
Change in fair value on available-for-sale investments, net of tax expense of zero for the three months ended March 31, 2021 and 2020, respectively.	—	708
Other comprehensive loss, net of tax	(8,424)	(8,006)
Comprehensive income (loss)	$69,498	$(14,410)

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2021	2020
Net income (loss)	$77,922	$(6,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,492	53,980
Amortization of financing costs and discounts	7,296	6,997
Non-cash operating lease costs	3,320	4,834
Share-based compensation	6,113	6,313
Provision for doubtful accounts	2,485	2,826
Deferred income taxes, net	(5,380)	(1,106)
Gain on sale of businesses	(1,979)	—
Lease asset impairments	1,086	—
Changes in fair value of contingent consideration	510	(240)
Foreign currency remeasurement gain	655	7,801
(Income) loss from equity method investments	(24,270)	4,269
Loss on equity and debt investments	—	20,826
Decrease (increase) in:
Accounts receivable	68,564	52,949
Prepaid expenses and other current assets	(2,481)	(8,169)
Other assets	1,193	2,612
Increase (decrease) in:
Accounts payable and accrued expenses	(22,078)	(43,374)
Income taxes payable	2,471	1,616
Deferred revenue	7,867	(686)
Operating lease liabilities	(5,951)	(5,062)
Liability for uncertain tax positions	1,304	1,654
Other long-term liabilities	(5,415)	400
Net cash provided by operating activities	178,724	102,036
Cash flows from investing activities:
Purchases of equity method investment	(8,064)	(22,840)
Purchases of equity investments	(999)	(843)
Purchases of property and equipment	(26,269)	(26,885)
Proceeds from sale of assets	—	226
Acquisition of businesses, net of cash received	385	(18,701)
Proceeds from sale of businesses, net of cash divested	5,999	—
Purchases of intangible assets	(8)	(19)
Net cash used in investing activities	(28,956)	(69,062)
Cash flows from financing activities:
Repurchase of common stock	(12,179)	(62,966)
Exercise of stock options	444	952
Deferred payments for acquisitions	(7,853)	(15,503)
Other	(551)	(839)
Net cash used in financing activities	(20,139)	(78,356)
Effect of exchange rate changes on cash and cash equivalents	(310)	(3,679)
Net change in cash and cash equivalents	129,319	(49,061)
Cash and cash equivalents at beginning of period	242,652	575,615
Cash and cash equivalents at end of period	$371,971	$526,554
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2020 and 2021
(unaudited, in thousands, except share amounts)

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2020	47,654,929	$476	$465,652	$891,526	$(46,462)	$1,311,192
Net loss	—	—	—	(6,404)	—	(6,404)
Other comprehensive income, net of tax expense of zero	—	—	—	—	(8,006)	(8,006)
Exercise of stock options	41,530	—	1,583	(631)	—	952
Vested restricted stock	177,496	2	(2)	—	—	—
Repurchase and retirement of common stock	(760,532)	(7)	(11,116)	(51,843)	—	(62,966)
Share based compensation	—	—	6,313	—	—	6,313
Balance, March 31, 2020	47,113,423	$471	$462,430	$832,648	$(54,468)	$1,241,081

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2021	44,346,630	$443	$456,274	$809,107	$(54,806)	$1,211,018
Net income	—	—	—	77,922	—	77,922
Other comprehensive income, net of tax expense of zero	—	—	—	—	(8,424)	(8,424)
Exercise of stock options	15,117	—	444	—	—	444
Vested restricted stock	235,939	2	(2)	—	—	—
Repurchase and retirement of common stock	(108,287)	—	(7,221)	(4,958)	—	(12,179)
Share based compensation	—	—	6,113	—	—	6,113
Other, net	—	—	17	—	—	17
Balance, March 31, 2021	44,489,399	$445	$455,625	$882,071	$(63,230)	$1,274,911

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(UNAUDITED)
1.Basis of Presentation

J2 Global, Inc., together with its subsidiaries (“J2 Global”, the “Company”, “our”, “us”, or “we”), is a leading provider of internet information and services. Our Digital Media business specializes in the technology, shopping, gaming, and healthcare markets offering content, tools and services to consumers and businesses. Our Cloud Services business provides cloud-based subscription services to consumers and businesses including cloud fax, cybersecurity, privacy and marketing technology.
The accompanying interim Condensed Consolidated Financial Statements include the accounts of J2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements although the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 included in our Annual Report (Form 10-K) filed with the SEC on March 1, 2021. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications and the reported amounts of net revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, valuation and impairment of investments, its assessment of ownership interests as variable interest entities and the related determination of consolidation, share-based compensation expense, fair value of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the novel coronavirus pandemic (“COVID-19”).

Allowances for Doubtful Accounts

J2 Global maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.

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

The Company’s available-for-sale debt securities are carried at an estimated fair value with any unrealized gains or losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in loss on investments, net on our Condensed Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in accumulated comprehensive loss in stockholders’ equity.

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

J2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. In the first quarter of 2021, the Company recorded impairment of certain operating right-of-use assets (see Note 10 - Leases). No impairment was recorded in the first quarter of 2020.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years and are included in general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if J2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. No impairments to goodwill or other intangible assets were recorded in the first quarter of 2021 or 2020. In 2021, the Company changed the annual goodwill impairment assessment date for the Cloud Services business from September 30 to October 1, as it determined this date is preferable, and concluded this was not a material change in accounting principal.

Contingent Consideration

Certain of J2 Global’s acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future income thresholds or other metrics. The contingent earn-out arrangements are based upon the Company’s valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.

The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the Condensed Consolidated Balance Sheets. J2 Global considers several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of the Company’s other key employees. The contingent earn-out payments are not affected by employment termination.

J2 Global measures the contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 7 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and the amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in its Condensed Consolidated Statements of Cash Flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

J2 Global reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Changes in the estimated fair value of its contingent earn-out liabilities are reported in general and administrative expenses on the Condensed Consolidated Statements of Operations.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. J2 Global recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on its condensed consolidated statements of operations.

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

The CARES Act also appropriated funds for the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company did not seek to borrow any funds under the program. However, as a result of an acquisition that closed during the quarter ended December 31, 2020, the Company assumed outstanding PPP loans that had started the process of being forgiven prior to the closing of the acquisition. The amount of the outstanding loan did not have a significant impact to the Company’s financial statements.

The Company does not believe these provisions have a significant impact to our current and deferred income tax balances. The Company will benefit from the technical correction to tax depreciation related to qualified improvement property and has elected to defer income tax payments and employer side social security payments where eligible.

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

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2021 presentation.

2.    Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this ASU in the first quarter of 2021 and has identified no material effect on its financial statements or disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investment - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the accounting for certain forward contracts and purchased options under Topic 815. This ASU identifies two main areas for improvement: (1) accounting for certain equity securities upon the application or discontinuation of the equity method of accounting and (2) scope considerations for forward contracts and purchased options on certain securities. The amendment states, as it is related to the first area of improvement, that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendment also states, as it is relates to forward contracts and purchased options on certain securities, an entity should consider certain criteria to determine the accounting for those forward contracts and purchased options. The Company adopted this ASU in the first quarter of 2021 and has identified no effect on its financial statements or disclosures.

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments in this ASU improve the consistency of the codification and reorganize the guidance into appropriate sections providing less opportunities for disclosures to be missed. The amendments in this update do not change GAAP and are not expected to result in a significant change in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. The Company adopted this ASU in the first quarter of 2021 and has identified no effect on its financial statements or disclosures.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended March 31,
Digital Media	2021	2020
Advertising	$174,124	$115,265
Subscription	50,881	45,428
Other	1,869	1,998
Total Digital Media revenues	$226,874	$162,691

Cloud Services
Subscription	$171,337	$169,748
Other	92	36
Total Cloud Services revenues	$171,429	$169,784

Corporate	$—	$1
Elimination of inter-segment revenues	(118)	(83)
Total Revenues	$398,185	$332,393

Timing of revenue recognition
Point in time	$5,965	$6,497
Over time	392,220	325,896
Total	$398,185	$332,393

The Company has recorded $78.8 million and $68.5 million of revenue for the three months ended March 31, 2021 and 2020, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of March 31, 2021, the Company acquired no deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

The Company completed an immaterial media acquisition during the first three months of fiscal 2021, paying the purchase price in cash.

The Condensed Consolidated Statement of Operations since the date of the acquisition and balance sheet as of March 31, 2021, reflect the results of operations of the 2021 acquisition. For the three months ended March 31, 2021, this acquisition contributed an immaterial amount to the Company’s revenues. Net income contributed by this acquisition was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for this transaction was $0.2 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

During the three months ended March 31, 2021, the purchase price accounting has been finalized for immaterial digital media, consumer privacy and protection, email marketing, and fax businesses. The initial accounting for the 2021 acquisition is incomplete and subject to change. J2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the three months ended March 31, 2021, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net increase in goodwill of $2.5 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Voice, Backup, Security and CPP businesses which resulted in a net increase in goodwill of $0.3 million (see Note 8 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the three months ended March 31, 2021 is zero, of which zero is expected to be deductible for income tax purposes.

5.Investments

Investments consist of equity and debt securities.

The Company determined the equity securities that were received as part of the consideration for the sale of Tea Leaves Health, LLC (“Tea Leaves”) in fiscal year 2017 are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known are can be reasonably known. Any changes in the carrying value of the equity securities will be reported in current earnings as (gain) loss on investments, net. In addition, the Company determined that the shares of redeemable preferred stock that were also received as part of the consideration for the sale of Tea Leaves are corporate debt securities and are classified as available-for-sale securities. These debt securities were subsequently exchanged in a non-cash transaction in the first quarter of 2020.

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

The following table summarizes the gross unrealized gains and losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Reported Amount
March 31, 2021
Equity securities	$31,779	$—	$(479)	$31,300
Total	$31,779	$—	$(479)	$31,300

December 31, 2020
Equity securities	$50,384	$(19,605)	$(479)	$30,300
Total	$50,384	$(19,605)	$(479)	$30,300

In the first quarter of 2020, in a non-cash transaction of $18.3 million, the Company exchanged shares of redeemable preferred stock that were previously classified as available-for-sale corporate debt securities for a new series of preferred stock, classified as equity securities without a readily determinable fair value. The Company recognized a loss on exchange of $4.4 million, which is reflected in loss on investments, net in the Condensed Consolidated Statement of Operations.

During the year ended December 31, 2020, the Company recorded a $19.6 million impairment loss related to a decline in value primarily due to the recapitalization of the investee and overall market volatility. At March 31, 2021, cumulative impairment losses on these securities were $23.8 million. Impairment losses are recorded in loss on investments, net on the Condensed Consolidated Statements of Operations.

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Corporate debt securities	$511	$152	$—	$663
Total	$511	$152	$—	$663

December 31, 2020
Corporate debt securities	$511	$152	$—	$663
Total	$511	$152	$—	$663

At March 31, 2021, the Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes J2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	March 31, 2021	December 31, 2020
Due within 1 year	$663	$663
Due within more than 1 year but less than 5 years	—	—
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$663	$663

Recognition and Measurement of Credit Loss of Debt Securities

The Company adopted ASU 2016-13, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in the first quarter of 2020. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. This ASU also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded though an allowance for credit losses rather than a reduction in amortized cost basis of the securities. These changes will result in earlier recognition of credit losses, if any.

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

There were no investments in an unrealized loss position as of March 31, 2021 or December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company did not recognize any credit losses related to debt securities.

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

In the first three months of 2021, the Company received capital call notices from the management of OCV Management, LLC for $7.1 million, inclusive of certain management fees. Of the outstanding balance, $8.1 million has been paid for the three months ended March 31, 2021. In the first three months of 2020, the Company received capital call notices from the management of OCV Management, LLC for $22.8 million, inclusive of certain management fees, of which $22.8 million had been paid for the three months ended March 31, 2020.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the three months ended March 31, 2021 and 2020, the Company recognized an investment (gain) loss of $(24.3) million and $4.3 million, net of tax (expense) benefit, respectively. The first quarter 2021 gain was primarily a result of a gain on the underlying investments. The first quarter 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit; partially offset by investment income, net of tax expense, of $2.7 million. The loss is presented in the Company’s Condensed Consolidated Statement of Operations as (income) loss from equity method investment, net.

During the three months ended March 31, 2021 and 2020, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	March 31, 2021	December 31, 2020
Equity method investment	$107,403	$67,195
Maximum exposure to loss	$107,403	$67,195

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

6.Assets Held For Sale

During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. Such assets are recorded within the Voice, Backup, Security, and CPP reportable segment. On February 9, 2021, in a cash transaction, the Company sold the assets for a gain of $2.0 million which was recorded in gain on sale of businesses on the Condensed Consolidated Statement of Operations.

The Company classifies asset held for sale when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell.

During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. The business is recorded within the Voice, Backup, Security, and CPP reportable segment.

The following table presents information related to the assets and liabilities that were classified as held for sale in our Condensed Consolidated Balance Sheet (in thousands):

March 31, 2021
Accounts receivable, net	$6,394
Prepaid expenses and other current assets	1,669
Property and equipment, net	9,280
Operating lease right-of-use assets	15,150
Trade names, net	3,886
Customer relationships, net	8,201
Goodwill	86,389
Other purchased intangibles, net	775
Deferred income taxes, noncurrent	3,814
Other assets	96
Total assets held for sale	$135,654

Accounts payable and accrued expenses	$3,670
Deferred revenue, current	2,749
Operating lease liabilities, current	2,648
Other current liabilities	435
Deferred revenue, noncurrent	7
Operating lease liabilities, noncurrent	12,566
Other long-term liabilities	240
Total liabilities held for sale	$22,315

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

The Company’s money market funds are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs. The fair value of the Company’s debt instruments at March 31, 2021 and December 31, 2020 was $2.1 billion and $2.0 billion, respectively (see Note 9 - Debt).

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

The following table presents the fair values, valuation techniques, unobservable inputs, and ranges of the Company’s financial liabilities categorized within Level 3. The weighted averages below are a product of the unobservable input and fair value of the contingent consideration arrangement as of March 31, 2021.

	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent Consideration	Option-Based Model	Risk free rate	1.9%	1.9%
		Debt spread	0.0% - 33.5%	11.0%
		Probabilities	100.0%	100.0%
		Present value factor	3.6% - 3.9%	3.7%
		Discount rate	28.6%	28.6%

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2021	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$10,396	$—	$—	$10,396	$10,396
Corporate debt securities	—	663	—	663	663
Total assets measured at fair value	$10,396	$663	$—	$11,059	$11,059

Liabilities:
Contingent consideration	$—	$—	$9,530	$9,530	$9,530
Debt	2,091,518	—	—	2,091,518	1,586,331
Total liabilities measured at fair value	$2,091,518	$—	$9,530	$2,101,048	$1,595,861

December 31, 2020	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$10,413	$—	$—	$10,413	$10,413
Corporate debt securities	—	663	—	663	663
Total assets measured at fair value	$10,413	$663	$—	$11,076	$11,076

Liabilities:
Contingent consideration	$—	$—	$9,094	$9,094	$9,094
Debt	1,960,527	—	—	1,960,527	1,579,021
Total liabilities measured at fair value	$1,960,527	$—	$9,094	$1,969,621	$1,588,115

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2021	$9,094
Contingent consideration	—
Total fair value adjustments reported in earnings	508	General and administrative
Contingent consideration payments	(72)	Not applicable
Balance as of March 31, 2021	$9,530

In connection with the Company’s acquisition activity, contingent consideration of up to $9.6 million may be payable upon achieving certain revenue, and/or unique visitor thresholds and had a combined fair value of $9.5 million and $9.1 million at March 31, 2021 and December 31, 2020, respectively. Due to the achievement of certain thresholds, $0.1 million was paid in the first three months of 2021.

During the three months ended March 31, 2021, the Company recorded an increase in the fair value of the contingent consideration of $0.5 million and reported such increase in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2021 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2021	$425,471	$499,025	$924,496	$942,934	$1,867,430
Goodwill written off related to sale of a business (1)	—	(1,339)	(1,339)	—	(1,339)
Goodwill reclassified to noncurrent assets held for sale (2)	—	(86,389)	(86,389)	—	(86,389)
Purchase accounting adjustments (3)	—	254	254	2,536	2,790
Foreign exchange translation	(2,923)	(1,635)	(4,558)	(189)	(4,747)
Balance as of March 31, 2021	$422,548	$409,916	$832,464	$945,281	$1,777,745
(1) On February 9, 2021, in a cash transaction, the Company sold certain of its Voice assets in the United Kingdom which resulted in $1.3 million of goodwill being written off in connection with this sale (see Note 6 - Assets Held for Sale).

(2) During the first quarter of 2021, the Company reclassified $86.4 million of goodwill to noncurrent assets held for sale in connection with certain B2B Backup assets (see Note 6 - Assets Held for Sale).

(3) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of March 31, 2021 and December 31, 2020 as follows (in thousands):

	March 31, 2021	December 31, 2020
Trade names	$27,416	$27,460
Other	4,318	4,329
Total	$31,734	$31,789

Intangible Assets Subject to Amortization:

As of March 31, 2021, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	9.8 years	$258,338	$104,344	$153,994
Patent and patent licenses	5.5 years	67,951	67,070	881
Customer relationships (1)	8.0 years	837,933	488,132	349,801
Other purchased intangibles	4.3 years	433,614	280,463	153,151
Total		$1,597,836	$940,009	$657,827
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

Amortization expense, included in general and administrative expense, approximated $48.5 million and $38.8 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense is estimated to approximate $136.1 million, $134.7 million, $106.2 million, $77.7 million and $65.3 million for the remaining nine months of fiscal year 2021 through fiscal year 2025, respectively, and $137.8 million thereafter through the duration of the amortization period.

9.    Debt

The Company’s debt as of March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	March 31, 2021	December 31, 2020
4.625% Senior Notes	$750,000	$750,000
Convertible Notes:
3.25% Convertible Notes	402,413	402,414
1.75% Convertible Notes	550,000	550,000
Total Notes	1,702,413	1,702,414
Paycheck Protection Program Loan	910	910
Less: Unamortized discount	(106,411)	(112,798)
Deferred issuance costs	(10,581)	(11,505)
Total debt	1,586,331	1,579,021
Less: current portion	(399,893)	(396,801)
Total long-term debt, less current portion	$1,186,438	$1,182,220

4.625% Senior Notes

On October 7, 2020, J2 Global, Inc. completed the issuance and sale of $750 million aggregate principal amount of its
4.625% senior notes due 2030 (the“4.625% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The Company received proceeds of $742.7 million after deducting the initial purchasers’ discounts, commissions and offering expenses. The 4.625% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheets as of March 31, 2021. The net proceeds were used to redeem all of its outstanding 6.0% Senior Notes due in 2025 and, remaining net proceeds were available for general corporate purposes which may include acquisitions and the repurchase or redemption of other outstanding indebtedness.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if J2 Global, Inc. and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, the estimated fair value of the 4.625% Senior Notes was approximately $760.3 million and $796.9 million, and was based on recent quoted market prices or dealer quotes for the 4.625% Senior Notes which are Level 1 inputs (see Note 7 - Fair Value Measurements).

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

During the first quarter of 2021, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days ending on, and including, the last trading day of the quarter. As a result, the 3.25% Convertible Notes were convertible at the option of the holders during the quarter beginning April 1, 2021 and ending June 30, 2021.

During the fourth quarter of 2020, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days ending on, and including, the last trading day of the quarter. As a result, the 3.25% Convertible Notes were convertible at the option of the holders during the quarter beginning January 1, 2021 and ending March 31, 2021.

As of March 31, 2021, the conversion rate is 14.7632 shares of J2 Global common stock for each $1,000 principal amount of 3.25% Convertible Notes, which represents a conversion price of approximately $67.74 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 3.25% Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, J2 Global will increase the conversion rate for a holder that elects to convert its 3.25% Convertible Notes in connection with such a corporate event.

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

Holders have the right to require J2 Global to repurchase for cash all or part of their 3.25% Convertible Notes on each of June 15, 2021 and June 15, 2024 at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, if a fundamental change, as defined in the indenture governing the 3.25% Convertible Notes, occurs prior to the maturity date, holders may require J2 Global to repurchase for cash all or part of their 3.25% Convertible Notes at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As a result of the Holders’ repurchase option on June 15, 2021, the net carrying value of the 3.25% Convertible Notes was classified within current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2021.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the 3.25% Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the 3.25% Convertible Notes using an interest rate of 5.81%. As of March 31, 2021, the remaining period over which the unamortized debt discount will be amortized is 0.2 years.

The 3.25% Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the 3.25% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 3.25% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2021 and December 31, 2020, the estimated fair value of the 3.25% Convertible Notes was approximately $682.0 million and $593.1 million, respectively.

1.75% Convertible Notes

On November 15, 2019, J2 Global issued $550.0 million aggregate principal amount of 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”). J2 Global received proceeds of $537.1 million in cash, net of purchasers’ discounts and commissions and other debt issuance costs. A portion of the net proceeds were used to pay off all amounts outstanding under the then-existing Credit Facility. The 1.75% Convertible Notes bear interest at a rate of 1.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The 1.75% Convertible Notes will mature on November 1, 2026, unless earlier converted or repurchased.

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of J2 Global common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of J2 Global common stock and the applicable conversion rate on each such trading day; or (iii)

upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. J2 Global will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of J2 Global common stock or a combination thereof at J2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. During the first quarter of 2021 and the fourth quarter of 2020, the last reported sale price of the Company’s common stock did not meet the conversion price threshold requirements of the 1.75% Convertible Notes. Therefore, the net carrying amount of the 1.75% Convertible Notes is classified as long-term debt on the Condensed Consolidated Balance Sheets.

As of March 31, 2021, the conversion rate is 7.9864 shares of J2 Global common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents an conversion price of approximately $125.21 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), J2 Global will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

J2 Global may not redeem the 1.75% Convertible Notes prior to November 1, 2026, and no sinking fund is provided for the 1.75% Convertible Notes.

The 1.75% Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 1.75% Convertible Notes; (ii) equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its existing 3.25% Convertible Notes due 2029; (iii) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries, including the then-existing 6.0% Senior Notes due 2025.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.5% for the 1.75% Convertible Notes and determined the debt discount to be $118.9 million. As a result, a conversion premium after tax of $88.1 million (net of $2.8 million of the deferred issuance costs) are recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the maturity date of November 1, 2026, which management believes is the expected life of the 1.75% Convertible Notes using an interest rate of 5.5%. As of March 31, 2021, the remaining period over which the unamortized debt discount will be amortized is 5.6 years.

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through the maturity date. The unamortized balance, as of March 31, 2021, was $8.6 million. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date.

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2021 and December 31, 2020, the estimated fair value of the 1.75% Convertible Notes was approximately $648.3 million and $569.7 million, respectively.

Credit Facility

On April 7, 2021, the Company entered into a $100 million Credit Agreement (the “Credit Agreement”) (see Note 18 - Subsequent Events). Subject to customary conditions, J2 may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250 million, for a total aggregate commitment of up to $350 million. The final maturity of the Credit Facility will occur on April 7, 2026.

Paycheck Protection Program Loan

Through the 2020 acquisition of The Aberdeen Group, LLC and The Big Willow, Inc., the Company acquired $0.9 million of outstanding debt originating from the Paycheck Protection Program. As of March 31, 2021 and December 31, 2020, the outstanding balance approximated fair value.

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

Finance leases are not material to the Company’s Condensed Consolidated Financial Statements and are therefore not included in the disclosures below.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Operating lease cost	$7,023	$7,104
Short-term lease cost	1,173	445
Total lease cost	$8,196	$7,549

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$85,342	$105,845
Operating lease right-of-use assets classified as assets held for sale	15,150	—
Total operating lease right-of-use assets	$100,492	$105,845

Operating lease liabilities, current	$30,330	$32,211
Operating lease liabilities, current classified as assets held for sale	2,648	—
Operating lease liabilities, noncurrent	80,465	99,177
Operating lease liabilities, noncurrent classified as assets held for sale	12,566	—
Total operating lease liabilities	$126,009	$131,388

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,099	$7,411
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$920	$1,790

Other supplemental operating lease information consists of the following:

	March 31, 2021	December 31, 2020

Operating leases:
Weighted average remaining lease term	5.0 years	5.2 years
Weighted average discount rate	3.94%	3.93%

Maturities of operating lease liabilities as of March 31, 2021 were as follows (in thousands):

Operating Leases
Fiscal Year:
2021 (remainder)	$25,640
2022	30,680
2023	25,072
2024	18,473
2025	10,035
Thereafter	31,319
Total lease payments	$141,219
Less: Imputed interest	15,210
Present value of operating lease liabilities	$126,009

Sublease

Total sublease income for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.8 million, respectively. Total estimated aggregate sublease income to be received in the future is $4.3 million.

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

On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against J2 Global in the Central District of California (20-cv-06906), alleging violations of federal securities laws. J2 Global has moved to dismiss the consolidated class action complaint. The court granted the motion to dismiss and the plaintiff has filed an amended complaint.

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

On March 24, 2021, Fritz Ringling filed a lawsuit in the District of Delaware (21-cv-00421-UNA) asserting derivative claims against directors of J2 Global, Inc. and other third parties. The lawsuit alleges violations of Section 14(a) of the Securities Exchange Act of 1934, as well as breach of fiduciary duty and unjust enrichment. J2 Global and its directors and officers intend to defend against the lawsuit.

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
The Company has accrued approximately $4.5 million in connection with potential loss contingencies relating to certain of these legal proceedings because they are considered probable by management. It is the Company’s policy to expense as incurred legal fees related to various litigations.

Credit Agreement

On April 7, 2021, the Company entered into a $100 million Credit Agreement (see Note 18 - Subsequent Events). Subject to customary conditions, J2 may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250 million, for a total aggregate commitment of up to $350 million. The final maturity of the Credit Facility will occur on April 7, 2026.

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
The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $23.7 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact its financial results.

12.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 9.6% and 132.5% for the three months ended March 31, 2021 and 2020, respectively. The Company’s decreased rate during the three months ended March 31, 2021 is primarily a result of a tax benefit recognized related to the release of a valuation allowance on deferred tax assets related to the impairment of certain investments. During the three months ended March 31, 2020, the Company had an increase in the effective rate as a result of recognizing tax expense related to establishing a valuation allowance on deferred tax assets related to the impairment of certain investments. Income (loss) before income taxes included income from domestic operations of $19.5 million and $(18.9) million for the three months ended March 31, 2021 and 2020, respectively, and income from foreign operations of $39.8 million and $25.5 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, the Company had $58.4 million and $57.1 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes net of refunds received was $7.4 million and $6.6 million for the three months ended March 31, 2021 and 2020, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. The Company’s prepaid taxes were $3.0 million and $3.0 million at March 31, 2021 and December 31, 2020, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. On February 24, 2021, the Company received a notice of deficiency for tax years 2012 through 2014 which disallowed certain deductions for domestic production. The Company has 90 days to respond to the notice. The Company disagrees with the notice and plans to appeal. As of March 31, 2021, the audits are ongoing.

J2 Global is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has suspended its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. As of March 31, 2021, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of March 31, 2021, the audits are ongoing.

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

13.Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of the Company’s common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021.

In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount.

In November 2018 and May 2019, the Company entered into Rule 10b5-1 trading plans with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the year ended December 31, 2019, the Company repurchased 197,870 shares at an aggregate cost of $16.0 million which were subsequently retired in the same year. During the year ended December 31, 2020, the Company repurchased 1,140,819 shares under this program at an aggregate cost of $87.5 million, which were subsequently retired in the same year. As of December 31, 2020, all the available shares were repurchased under the 2012 Program at an aggregate cost of $204.6 million (including an immaterial amount of commission fees).

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. The Company entered into a Rule 10b5-1 trading plan and during the three month period ended March 31, 2021, the Company repurchased no shares under this program. Cumulatively at March 31, 2021, 2,490,599 shares were repurchased at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired.

Periodically, participants in J2 Global’s stock plans surrender to the Company shares of J2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2021, the Company purchased 108,287 shares from plan participants for this purpose.

Dividends

No dividends were declared in during fiscal year 2021 and 2020. Future dividends are subject to Board approval. Based on the significant number of current investment opportunities within the Company’s portfolio of businesses and the historic returns from prior investments, the Board of Directors suspended dividend payments for the foreseeable future.

14.Stock Options and Employee Stock Purchase Plan

J2 Global’s share-based compensation plans include the 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. 4,200,000 shares of J2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of J2 Global’s common stock subject to the option on the date the option is granted. As of March 31, 2021, 423,000 shares underlying options and 305,377 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	475,601	$69.61
Granted	—	—
Exercised	(15,117)	29.34
Canceled	—	—
Outstanding at March 31, 2021	460,484	$70.93	6.1	$22,531,404
Exercisable at March 31, 2021	210,484	$66.06	5.3	$11,323,904
Vested and expected to vest at March 31, 2021	387,924	$70.16	6.0	$19,278,539

The total intrinsic values of options exercised during the three months ended March 31, 2021 and 2020 were $1.2 million and $3.0 million, respectively.

The Company recognized $0.2 million and $0.2 million of compensation expense related to stock options for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $5.6 million and $5.8 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 4.8 years (i.e., the remaining requisite service period).

Fair Value Disclosure

J2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of its employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.23% and 11.57% as of March 31, 2021 and 2020, respectively.

 Restricted Stock and Restricted Stock Units

J2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer.

Restricted Stock - Awards with Market Conditions

J2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the three months ended March 31, 2021 and 2020, the Company awarded 73,094 and 82,112 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the three months ended March 31, 2021 and 2020 were $94.40 and $70.99, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	March 31, 2021	March 31, 2020
Underlying stock price at valuation date	$113.27	$91.17
Expected volatility	30.3%	27.0%
Risk-free interest rate	1.3%	0.7%

Restricted stock award activity for the three months ended March 31, 2021 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	820,566	$62.66
Granted	—	—
Vested	(183,604)	66.10
Canceled	(480)	83.26
Nonvested at March 31, 2021	636,482	$61.76

Restricted stock unit award activity for the three months ended March 31, 2021 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	209,784
Granted	147,928
Vested	(52,335)
Canceled	—
Outstanding at March 31, 2021	305,377	3.9	$36,602,487
Vested and expected to vest at March 31, 2021	193,564	3.1	$23,200,612

The Company recognized $5.3 million and $5.6 million of compensation expense related to restricted stock, restricted stock units and market-based restricted stock for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had unrecognized share-based compensation cost of approximately $48.0 million and $38.6 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.9 years for awards and 4.7 years for units.

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

J2 Global determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.15% and 5.80% as of March 31, 2021 and 2020, respectively. The increase in forfeiture rate comes as a result of the Purchase Plan being offered to all employees regardless of employment location.

For the three months ended March 31, 2021 and 2020, zero shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of J2 Global common stock under the Purchase Plan was zero for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, 1,404,939 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.6 million and $0.5 million of compensation expense related to the Purchase Plan for the three months ended March 31, 2021 and 2020, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	March 31, 2021	March 31, 2020
Risk-free interest rate	0.09%	1.57%
Expected term (in years)	0.5	0.5
Dividend yield	0.00%	0.00%
Expected volatility	40.53%	23.95%
Weighted average volatility	40.53%	23.95%

15.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted net income (loss) per common share:
Net income (loss) attributable to J2 Global, Inc. common shareholders	$77,922	$(6,404)
Net income (loss) available to participating securities (a)	(88)	—
Net income (loss) available to J2 Global, Inc. common shareholders	$77,834	$(6,404)
Denominator:
Weighted-average outstanding shares of common stock	44,399,149	47,620,774
Dilutive effect of:
Equity incentive plans (b)	108,703	—
Convertible debt (b)(c)	2,224,020	—
Common stock and common stock equivalents	46,731,872	47,620,774
Net income (loss) per share:
Basic	$1.75	$(0.13)
Diluted	$1.67	$(0.13)

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

For the three months ended March 31, 2021 and 2020, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

16.Segment Information

The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. The CODM views the Company as two businesses: Digital Media and Cloud Services. However, in accordance with the aggregation criteria within ASC Topic 280, J2 Global’s operating segments have been aggregated into three reportable segments: (i) Digital Media; (ii) Voice, Backup, Security, and Consumer Privacy and Protection; and (iii) Fax and Martech.

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
The accounting policies of the businesses are the same as those described in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.
Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue by reportable segment:
Digital Media	$226,874	$162,691
Cloud Services
Fax and Martech	100,376	94,667
Voice, Backup, Security, and CPP	71,053	75,117
Cloud Services Total	171,429	169,784

Elimination of inter-segment revenues	(118)	(83)
Total segment revenues	398,185	332,392
Corporate (1)	—	1
Total revenues	$398,185	$332,393

Gross profit by reportable segment:
Digital Media	$206,081	$141,920
Cloud Services
Fax and Martech	83,795	82,166
Voice, Backup, Security, and CPP	50,670	49,258
Cloud Services Total	134,465	131,424

Elimination of inter-segment gross profit	(118)	(83)
Total segment gross profit	340,428	273,261
Corporate (1)	(65)	1
Total gross profit	$340,363	$273,262

Direct costs by reportable segment (2):
Digital Media (3)	$175,428	$133,467
Cloud Services
Fax and Martech (3)	30,926	29,928
Voice, Backup, Security, and CPP (3)	40,075	42,556
Cloud Services Total	71,001	72,484

Elimination of inter-segment direct costs	(118)	(83)
Total segment direct costs	246,311	205,868
Corporate (1)	15,572	12,147
Total direct costs (2)	$261,883	$218,015

Operating income by reportable segment:
Digital Media	$30,653	$8,453
Cloud Services

Fax and Martech	52,869	52,238
Voice, Backup, Security, and CPP	10,595	6,702
Cloud Services Total	63,464	58,940

Total segment operating income	94,117	67,393
Corporate (1)	(15,637)	(12,146)
Total income from operations	$78,480	$55,247

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

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions other than as presented for Digital Media and Cloud Services. Accordingly, the following segment information is presented for Digital Media and Cloud Services.

	March 31, 2021	December 31, 2020
Assets:
Digital Media	$1,975,836	$2,088,397
Cloud Services (1)	1,531,624	1,473,398
Total assets from Digital Media and Cloud Services	3,507,460	3,561,795
Corporate	196,197	103,536
Total assets	$3,703,657	$3,665,331

(1) Assets of $135.7 million, which were classified as held for sale, were included within Cloud Services at March 31, 2021 (see Note 6 - Assets Held For Sale).
	Three Months Ended March 31,
	2021	2020
Capital expenditures:
Digital Media	$16,819	$15,637
Cloud Services	9,450	11,248
Total capital expenditures from Digital Media and Cloud Services	26,269	26,885
Corporate	—	—
Total capital expenditures	$26,269	$26,885

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization:
Digital Media	$48,350	$32,556
Cloud Services	17,047	20,839
Total depreciation and amortization from Digital Media and Cloud Services	65,397	53,395
Corporate	95	585
Total depreciation and amortization	$65,492	$53,980

J2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2021	2020
Revenues:
United States	$322,968	$270,309
Canada	19,474	16,570
Ireland	15,425	13,003
All other countries	40,318	32,511
	$398,185	$332,393

	March 31, 2021	December 31, 2020
Long-lived assets:
United States	$844,109	$918,125
All other countries	79,287	54,073
Total (1)	$923,396	$972,198
(1) Long-lived assets of $37.3 million, which were classified as assets held for sale, were included within the schedule above at March 31, 2021.

17.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$283	$(55,089)	$(54,806)
Other comprehensive income (loss)	—	(8,424)	(8,424)
Net current period other comprehensive income (loss)	—	(8,424)	(8,424)
Ending balance	$283	$(63,513)	$(63,230)

There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2021.

18.Subsequent Events

On April 7, 2021, J2 Global, Inc. entered into a Credit Agreement with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as administrative agent, collateral agent and sole lead arranger for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided J2 with a revolving credit facility of $100 million (the “Credit Facility”). Subject to customary conditions, J2 may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250 million, for a total aggregate commitment of up to $350 million. The final maturity of the Credit Facility will occur on April 7, 2026.

On April 19, 2021, the Company announced plans to separate into two independent publicly traded companies, J2 Global, Inc. and Consensus, through a spin-off. The transaction is subject to certain conditions, including, among others, obtaining final approval from J2’s Board of Directors, receipt of a favorable ruling with respect to the tax-free nature of the transaction for favorable income tax purposes and the effectiveness of a registration statement on Form 10.

In connection with its announcement of the proposed transaction, the Company has announced its intention to call its 3.25% Convertible Senior Notes due 2029 for redemption, which may be redeemed at the option of the Company beginning June 2021 on certain terms as set forth in the indenture for the 3.25% Convertible Senior Notes. When and if the Company calls the 3.25% Convertible Senior Notes for redemption, it will send a redemption notice in accordance with the terms of the indenture.

On April 30, 2021, in a cash transaction, the Company acquired certain assets of DailyOM, a California-based self-help e-learning platform covering fitness, meditation, relationships, spirituality, creativity, meal plans, recipes, and yoga.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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
◦Recruit and retain key personnel; and
◦The form, terms, timing and ability to complete the proposed spin-off transaction or the sale of the B2B Backup business.
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

In March 2020, the World Health Organization declared the COVID-19 outbreak as a pandemic, which continues to impact the U.S. and the world. The Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Therefore, the Company will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition and liquidity.

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

The following table sets forth certain key operating metrics for our Digital Media business for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020(1)
Visits	2,291	2,145
Page views	7,530	7,167
Sources: Google Analytics and Partner Platforms and test results in connection with Ookla
(1) To more accurately reflect customer activity at Ookla, we have shifted to using tests as the basis instead of Google Analytics, resulting in pro-forma adjustments to data in Q1 2020.

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

The following table sets forth certain key operating metrics for our Cloud Services business as of and for the three months ended March 31, 2021 and 2020 (in thousands, except for percentages):

	Three Months Ended March 31,
	2021	2020
Subscriber revenues:
Fixed (1)	$144,445	$141,486
Variable (1)	26,842	28,262
Total subscriber revenues	$171,287	$169,748
Other license revenues	92	36
Total revenues	$171,379	$169,784

Percentage of total subscriber revenues:
Fixed	84.3%	83.4%
Variable	15.7%	16.6%

Total revenues:
Number-based	$97,139	$96,514
Non-number-based	74,240	73,270
Total revenues	$171,379	$169,784

Average monthly revenue per Cloud Business Customer (ARPU) (2)(3)	$14.40	$13.95
Cancel Rate (4)	2.2%	2.3%

(1)The first quarter 2020 disclosure of $144.8 million in fixed subscriber revenue included $3.3 million of revenue which was subsequently determined to be variable subscriber revenue. As a result, the fixed and variable subscriber revenue have been corrected in the table above.

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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021. During the three months ended March 31, 2021, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2021

Digital Media

We expect the revenue for the remainder of fiscal year 2021 to be higher compared to the prior-year comparable period due to the acquisition of RetailMeNot and organic growth, subject to the continued risk of the COVID-19 pandemic. We expect the Digital Media business to improve as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online, but these initiatives will be offset by the impact of COVID-19 in the near term. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.

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

Cloud Services

Assuming a stable or improving economic environment, and, subject to our risk factors, we expect 2021 revenue to be higher compared to the prior-year. The main strategic focus of our Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

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

Revenues

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2021	2020
Revenues	$398,185	$332,393	20%

Our revenues consist of revenues from our Digital Media and Cloud Services businesses. Digital Media revenues primarily consist of advertising revenues, subscriptions earned through the granting of access to, or delivery of, certain data products or services to customers, fees paid for generating business leads, and licensing and sale of editorial content and trademarks. Cloud Services revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Our revenues in 2021 have increased over the comparable three month period of 2020 primarily due to a combination of acquisitions and organic growth; partially offset by declines in certain areas of both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2021	2020
Cost of revenue	$57,822	$59,131	(2)%
As a percent of revenue	15%	18%

Cost of revenues is primarily comprised of costs associated with network operations, content fees, editorial and production costs, database hosting and online processing fees. The decrease in cost of revenues for the three months ended March 31, 2021 was primarily due to lower content fees, campaign fulfillment cost and other editorial and production costs; partially offset by an increase in depreciation and amortization.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2021	2020
Sales and Marketing	$121,186	$99,438	22%
As a percent of revenue	30%	30%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended March 31, 2021 was $54.0 million (primarily consists of $26.8 million of third-party advertising costs and $22.5 million of personnel costs) compared to the first quarter of 2020 of $38.9 million (primarily consists of $27.3 million of third-party advertising costs and $11.9 million of personnel costs. The increase in sales and marketing expenses for the three months ended March 31, 2021 versus the prior comparable period was primarily due to increased creative services, sales, advertising operations and advertising costs; partially offset by lower editorial costs associated with the acquisition of businesses acquired in and subsequent to the first quarter 2020 within the Digital Media and Cloud Services businesses.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2021	2020
Research, Development and Engineering	$21,351	$15,406	39%
As a percent of revenue	5%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months ended March 31, 2021 versus the prior comparable period was primarily due to an increase in costs associated with businesses acquired in and subsequent to the first quarter 2020.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2021	2020
General and Administrative	$119,346	$103,171	16%
As a percent of revenue	30%	31%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three months ended March 31, 2021 versus the prior comparable period was primarily due to increased amortization of intangible assets, salary and related costs and professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$132	$134
Operating expenses:
Sales and marketing	362	398
Research, development and engineering	520	431
General and administrative	5,099	5,350
Total	$6,113	$6,313

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $21.7 million and $21.0 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense, net increased over the prior comparable periods primarily due to lower interest income earned between the comparable periods.

Gain on sale of businesses. Our gain on sale of businesses is generated primarily from the sale of certain Voice assets in the United Kingdom in the first quarter of 2021. Gain on sale of businesses was $2.0 million and zero for the three months ended March 31, 2021 and 2020, respectively.

Loss on investments, net. Our loss on investments, net is generated from gains or losses from investments in equity and debt securities. Our loss on investments, net was zero and $20.8 million for the three months ended March 31, 2021 and 2020. Our net loss on investments, net decreased for the three months ended March 31, 2021 versus the prior comparable period due to net losses realized on certain investments as the result of changes in the investee’s capital structure and overall market volatility recognized in the prior comparable period.

Other (income) expense, net. Our other (income) expense, net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other (income) expense, net was $(0.6) million and $6.9 million for the three months ended March 31, 2021 and 2020, respectively. Other (income) expense, net increased for the three months ended March 31, 2021 versus the prior comparable periods primarily due to decreased losses on currency exchange.

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

Provision for income taxes amounted to $5.7 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate was 9.6% and 132.5% for the three months ended March 31, 2021 and 2020, respectively.

The decrease in our effective income tax rate for the three months ended March 31, 2021 was primarily attributable to the following:

1.a decrease in tax expense during 2021 due to the release of a valuation allowance on deferred tax assets related to the impairment of certain investments; and

2.a decrease in tax expense during 2021 due to a reduction in foreign income subject to U.S. income tax (Global Intangible Low-Taxed Income or “GILTI”) as part of the Tax Cuts and Jobs Act of 2017; partially offset by
3.an increase in our effective income tax rate during 2021 for U.S. state and local taxes due to a greater portion of our income being subject to tax in the U.S.

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

Equity Method Investment

    (Income) loss from equity method investment, net. (Income) loss from equity method investment, net is generated from our investment in the OCV Fund for which we receive annual audited financial statements. The investment in the OCV Fund is presented net of tax and on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

The (income) loss from equity method investment, net was $(24.3) million and $4.3 million, net of tax benefit (expense) for the three months ended March 31, 2021 and 2020, respectively. The first quarter 2021 gain was primarily a result of a gain on the underlying investments. The first quarter 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit. During the three months ended March 31, 2021 and 2020, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively.

Digital Media and Cloud Services Results

Our businesses are based on the organization structure used by management for making operating and investment decisions and for assessing performance and have been aggregated into two businesses: (i) Digital Media; and (ii) Cloud Services.
We evaluate the performance of our businesses based on revenues, including both external and interbusiness net sales, and operating income. We account for interbusiness sales and transfers based primarily on standard costs with reasonable mark-ups established between the businesses. Identifiable assets by business are those assets used in the respective business’ operations. Corporate assets consist of cash and cash equivalents, deferred income taxes and certain other assets. All significant interbusiness amounts are eliminated to arrive at our consolidated financial results.

Digital Media

The following results are presented for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
External net sales	$226,806	$162,608
Inter-business net sales	68	83
Net sales	226,874	162,691
Cost of revenues	20,793	20,771
Gross profit	206,081	141,920
Operating expenses	175,428	136,968
Operating income	$30,653	$4,952

Digital Media’s net sales of $226.9 million for the three months ended March 31, 2021 increased $64.2 million, or 39.5%, from the prior comparable period primarily due to business acquisitions.

Digital Media’s gross profit of $206.1 million for the three months ended March 31, 2021 increased $64.2 million, or 45.2%, from the prior comparable period primarily due to business acquisitions. Digital Media’s operating expenses of $175.4 million for the three months ended March 31, 2021 increased $38.5 million from the prior comparable period. The increase in the three months ended March 31, 2021 is primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs including severance; (b) marketing and advertising costs; and (c) increased amortization of intangible assets.

As a result of these factors, Digital Media’s operating income of $30.7 million for the three months ended March 31, 2021 increased $25.7 million, or 519.0%, from the prior comparable period.

Cloud Services

The following results are presented for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
External net sales	$171,379	$169,784
Inter-business net sales	50	—
Net sales	171,429	169,784
Cost of revenues	36,964	38,360
Gross profit	134,465	131,424
Operating expenses	71,001	75,690
Operating income	$63,464	$55,734

Cloud Services’ net sales of $171.4 million for the three months ended March 31, 2021 increased $1.6 million, or 1.0%, from the prior comparable period primarily due to business acquisitions acquired in; partially offset by businesses sold subsequent to the first quarter 2020.

Cloud Services’ gross profit of $134.5 million for the three months ended March 31, 2021 increased $3.0 million, or 2.3%, from the prior comparable period primarily due to business acquisitions; partially offset by businesses sold subsequent to the first quarter 2020.

Cloud Services’ operating expenses of $71.0 million for the three months ended March 31, 2021 decreased $4.7 million from the prior comparable period primarily due to expense associated with businesses acquired in; partially offset by businesses sold subsequent to the prior comparable period including lower depreciation and amortization costs; partially offset by increased marketing and advertising costs.

As a result of these factors, Cloud Services’ operating income of $63.5 million for the three months ended March 31, 2021 increased $7.7 million, or 13.9%, from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2021, we had cash, cash equivalents and investments of $511.3 million compared to $340.8 million at December 31, 2020. The increase in cash and investments resulted primarily from cash provided from operations; partially offset by cash used in purchases of property and equipment (including capitalized labor) and investments. At March 31, 2021, cash and investments consisted of cash and cash equivalents of $372.0 million, short-term investments of $0.7 million and long-term investments of $138.7 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. As of March 31, 2021, cash and investments held within domestic and foreign jurisdictions were $390.6 million and $120.7 million, respectively.

On April 7, 2021, J2 Global, Inc. entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as administrative agent, collateral agent and sole lead arranger for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided J2 with a revolving credit facility of $100 million (the “Credit Facility”). Subject to customary conditions, J2 may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250 million, for a total aggregate commitment of up to $350 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. The final maturity of the Credit Facility will occur on April 7, 2026. (see Note 18 - Subsequent Events of Notes to Condensed Consolidated Financial Statements).

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

In the first three months of 2021, the Company received capital call notices from the management of OCV Management, LLC for $7.1 million, inclusive of certain management fees. Of the outstanding balance, $8.1 million has been paid for the three months ended March 31, 2021.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $178.7 million and $102.0 million for the three months ended March 31, 2021 and 2020, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2021 compared to 2020 was attributable to lower decrease in accounts payable and accrued expenses, a decrease in accounts receivables, an increase in deferred revenue, lower increase in prepaid expenses and other current assets; partially offset by a decrease in other long term liabilities. Our cash and cash equivalents were $372.0 million and $242.7 million at March 31, 2021 and December 31, 2020, respectively.

Net cash used in investing activities was $29.0 million and $69.1 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, net cash used in investing activities was primarily due to capital expenditures associated with the purchase of property and equipment (including capitalized labor) and the purchase of investments; partially offset by proceeds from the sale of businesses. The decrease in our net cash used in investing activities in 2021 compared to 2020 was primarily due to fewer business acquisitions.

Net cash used in financing activities was $20.1 million and $78.4 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, net cash used in financing activities was primarily due to repurchase of common stock and business acquisitions. The change in net cash used in financing activities in 2021 compared to 2020 was primarily attributable to lower repurchases of common stock and business acquisitions.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. In July 2016, the Company acquired and subsequently retired 935,231 shares of J2 Global common stock in connection with the acquisitions of Integrated Global Concepts, Inc. As a result of the purchase of J2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount. In November 2018 and May 2019, the Company entered into Rule 10b5-1 trading plans with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the year ended December 31, 2019, the Company repurchased 197,870 shares at an aggregate cost of $16.0 million which were subsequently retired in the same year. During the year ended December 31, 2020, the Company repurchased 1,140,819 shares under this program at an aggregate cost of $87.5 million, which were subsequently retired in the same year. As of December 31, 2020, all the available shares were repurchased under the 2012 Program at an aggregate cost of $204.6 million (including an immaterial amount of commission fees).

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the three month period ended March 31, 2021, we repurchased no shares under this program. Cumulatively at March 31, 2021, 2,490,599 shares were repurchased at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2021:

	Payments Due in (in thousands)
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt - principal (a)	$402,413	$910	$—	$—	$—	$1,300,000	$1,703,323
Long-term debt - interest (b)	51,719	44,313	44,313	44,313	44,313	183,063	412,031
Operating leases (c)	25,640	30,680	25,072	18,473	10,035	31,408	141,309
Finance leases (d)	441	313	29	—	—	—	783
Telecom services and co-location facilities (e)	2,010	1,485	384	6	—	—	3,885
Holdback payments (f)	4,134	1,897	—	—	—	—	6,031
Contingent consideration payments (g)	5,468	—	—	—	—	—	5,468
Transition tax (h)	—	—	—	3,189	8,486	—	11,675
Self-Insurance (i)	16,327	5,530	—	—	—	—	21,857
Other (j)	1,138	598	—	—	—	—	1,736
Total	$509,290	$85,726	$69,798	$65,981	$62,834	$1,514,471	$2,308,098

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
(g)These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.
(h)These amounts represent commitments related to the transition tax on unrepatriated foreign earnings reduced by the 2017 overpayment of US Federal Income Tax.
(i)These amounts represent health and dental insurance plans in connection to self-insurance.
(j)These amounts represent certain consulting and Board of Directors fee arrangements, software license and implementation commitments and others.

As of March 31, 2021, our liability for uncertain tax positions was $58.4 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented contingent consideration associated with acquisitions (other than contingent consideration which we have deemed as certain in terms of amount and timing) in the table above due to the uncertainty of the amounts and the timing of cash settlements. We have also not presented our remaining commitment to OCV Management, LLC of approximately $87.2 million due to the uncertainty of timing of funding requests.

Off-Balance Sheet Arrangements

    We are not party to any material off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. J2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2020 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2021.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2021, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of March 31, 2021, we had investments in debt securities with effective maturities greater than one year of approximately zero. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $372.0 million and $242.7 million, respectively.

On April 7, 2021, J2 Global, Inc. entered into a Credit Agreement (“Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as administrative agent, collateral agent and sole lead arranger for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided J2 with a revolving credit facility of $100 million (the “Credit Facility”). Subject to customary conditions, J2 may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250 million, for a total aggregate commitment of up to $350 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement.

At J2’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greatest of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1% per annum, (y) the rate of interest per annum most recently announced by the Agent as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of J2. The final maturity of the Credit Facility will occur on April 7, 2026. J2 is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty.

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

Foreign exchange losses for the three months ended March 31, 2021 and 2020 were $0.5 million and $7.8 million, respectively. The decrease in losses to our earnings in the three months ended March 31, 2021 were attributable to lower inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended March 31, 2021 and 2020 were $(8.4) million and $(8.7) million, respectively.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

See Note 11 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in J2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2021. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors, except as provided below.

We may not be able to complete the proposed spin-off of our Cloud Fax business within the expected time frame or at all. The proposed transaction will require significant time and attention from our management, will result in increased operating expenses and, if completed, may not produce the anticipated benefits.

On April 19, 2021, we announced plans to separate into two publicly traded companies: one addressing healthcare interoperability and primarily comprising the Cloud Fax business, which will do business as Consensus, and one that will focus on building an internet platform focused on key verticals, including technology and gaming, shopping, health, cybersecurity and SMB, which will continue to do business as J2 Global. Completion of the separation will be subject to certain conditions, such as approval by our Board of Directors, receipt of a private letter ruling from the Internal Revenue Service (“IRS”), receipt of one or more tax opinions and effectiveness of a registration statement filed with the U.S. Securities and Exchange Commission. Our ability to complete the separation could be affected by unanticipated developments or changes in market conditions. For these and other reasons, we may not be able to complete the separation within the expected time frame, or at all.

Even if the separation is completed, we may not realize the anticipated benefits. As independent publicly-traded companies, Consensus and the remaining businesses of J2 Global will be smaller, less diversified companies relative to J2 Global today, with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

In the near-term, the separation will result in additional operating expenses, including one-time transaction expenses associated with the spin-off, and will require significant time and attention of our management, which could distract management from the operation of our business. In addition, we could face difficulties retaining key customers or employees as a result of the separation. If any of these risks materialize, they could adversely affect our operating results.

The proposed spin-off of our Cloud Fax business may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

Uncertainty related to the proposed spin-off of our Cloud Fax business may lead customers and other parties with which we currently do business or may do business with in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships other than us. These disruptions could have a material and adverse effect on our businesses, financial condition, results of operations and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the separation.

If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, J2 Global, Consensus and J2 Global stockholders could be subject to significant tax liabilities.

The separation will be effected by a pro rata distribution to our shareholders of at least 80.1% of the stock of a newly-formed corporation that will comprise our Cloud Fax business. We intend to obtain (i) a private letter ruling from the IRS, satisfactory to our Board of Directors, regarding certain U.S. federal income tax matters relating to the separation and related transactions and (ii) one or more opinions of outside counsel, satisfactory to our Board of Directors, regarding the qualification of the distribution, together with certain related transactions, as generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). Any opinions of outside counsel or other external tax advisors and any IRS private letter ruling will be based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings of J2 Global and Consensus (including those relating to the past and future conduct of J2 Global and Consensus). If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if J2 Global or Consensus breach any of their respective covenants contained in any of the separation-related agreements or in the documents relating to the IRS private letter ruling and/or any tax opinion, the IRS private letter ruling and/or any tax opinion may be invalid. Accordingly, notwithstanding receipt of the IRS private letter ruling and/or opinions of counsel or other external tax advisors, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements or undertakings that were included in the request for the IRS private letter ruling or on which any opinion was based are false or have been violated. In addition, the IRS private letter ruling will not address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, and an opinion of outside counsel or other external tax advisor represents the judgment of such counsel or advisor which is not binding on the IRS or any court. Accordingly, notwithstanding receipt by J2 Global of the IRS private letter ruling and the tax opinions referred to above, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, J2 Global, Consensus and J2 Global’s stockholders could be subject to significant U.S. federal income tax liability.

If the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, J2 Global would recognize taxable gain as if it has sold the Consensus common stock in a taxable sale for its fair market value and J2 Global stockholders who receive shares of Consensus common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

In addition, we may incur certain tax costs in connection with the separation, including non-U.S. tax costs resulting from separations in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material.

As a result of requirements of Section 355 of the Code or other applicable tax laws, in order to avoid the risk of incurring material tax-related liabilities, for a period of time after the separation we may determine to forego certain strategic transactions, equity issuances or repurchases or other transactions that we would otherwise believe to be in the best interests of our stockholders or that might increase the value of our business.

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

In November 2018 and May 2019, the Company entered into Rule 10b5-1 trading plans with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the year ended December 31, 2019, the Company repurchased 197,870 shares at an aggregate cost of $16.0 million which were subsequently retired in the same year. During the year ended December 31, 2020, the Company repurchased 1,140,819 shares under this program at an aggregate cost of $87.5 million, which were subsequently retired in the same year. As of December 31, 2020, all the available shares were repurchased under the 2012 Program at an aggregate cost of $204.6 million (including an immaterial amount of commission fees).

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the three month period ended March 31, 2021, the Company repurchased no shares under this program. Cumulatively at March 31, 2021, 2,490,599 shares were repurchased at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired. See Note 13, “Stockholders’ Equity” of the Notes to the Condensed Consolidated Financial Statements.

The following table details the repurchases that were made under and outside the 2020 Program during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2021 - January 31, 2021	10,779	$97.69	—	7,509,401
February 1, 2021 - February 28, 2021	11,571	$108.89	—	7,509,401
March 1, 2021 - March 31, 2021	85,937	$114.99	—	7,509,401
Total	108,287		—	7,509,401
(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

10.1	Form of Restricted Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan

10.2	Form of Performance Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL
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

J2 Global, Inc.

Date:	May 10, 2021	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	May 10, 2021	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2021	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

10.1	Form of Restricted Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan

10.2	Form of Performance Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL

(1)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014.
(2)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 1, 2019.