Form 10-Q
period 2021-06-30
J2 GLOBAL, INC.
filed 2021-08-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2021
OR
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

As of August 5, 2021, the registrant had 48,204,191 shares of common stock outstanding.

J2 GLOBAL, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2021

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$347,857	$242,652
Short-term investments	—	663
Accounts receivable, net of allowances of $16,255 and $16,018, respectively	249,005	325,619
Prepaid expenses and other current assets	56,177	53,909
Current assets held for sale	8,939	—
Total current assets	661,978	622,843
Long-term investments	117,396	97,495
Property and equipment, net	171,645	156,577
Operating lease right-of-use assets	82,961	105,845
Trade names, net	183,335	187,902
Customer relationships, net	322,281	377,194
Goodwill	1,837,539	1,867,430
Other purchased intangibles, net	170,530	176,473
Deferred income taxes, noncurrent	40,755	56,545
Other assets	16,759	17,027
Noncurrent assets held for sale	98,187	—
TOTAL ASSETS	$3,703,366	$3,665,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$198,220	$230,651
Income taxes payable, current	11,471	31,753
Deferred revenue, current	193,531	190,644
Operating lease liabilities, current	30,818	32,211
Current portion of long-term debt	402,134	396,801
Other current liabilities	52	497
Current liabilities held for sale	8,793	—
Total current liabilities	845,019	882,557
Long-term debt	1,189,727	1,182,220
Deferred revenue, noncurrent	16,635	14,440
Operating lease liabilities, noncurrent	81,752	99,177
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	53,515	57,081
Deferred income taxes, noncurrent	158,173	162,700
Other long-term liabilities	39,718	44,463
Noncurrent liabilities held for sale	12,652	—
TOTAL LIABILITIES	2,408,866	2,454,313
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 44,708,236 and 44,346,630 shares at June 30, 2021 and December 31, 2020, respectively.	447	443
Additional paid-in capital	461,422	456,274
Retained earnings	892,605	809,107
Accumulated other comprehensive loss	(59,974)	(54,806)
TOTAL STOCKHOLDERS’ EQUITY	1,294,500	1,211,018
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,703,366	$3,665,331

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$429,044	$330,984	$827,228	$663,377

Cost of revenues (1)	63,337	56,802	121,160	115,933
Gross profit	365,707	274,182	706,068	547,444
Operating expenses:
Sales and marketing (1)	134,103	92,805	255,288	192,243
Research, development and engineering (1)	19,644	13,606	40,995	29,012
General and administrative (1)	117,676	94,731	237,021	197,902
Total operating expenses	271,423	201,142	533,304	419,157
Income from operations	94,284	73,040	172,764	128,287
Interest expense, net	(21,403)	(22,196)	(42,970)	(43,167)
Gain on sale of businesses	823	—	2,802	—
Goodwill impairment on business	(32,629)	—	(32,629)	—
Loss on investments, net	(16,677)	(3)	(16,677)	(20,835)
Other income (expense), net	(777)	9,059	(293)	2,183
Income before income taxes and income (loss) from equity method investment, net	23,621	59,900	82,997	66,468
Income tax expense	2,152	15,978	7,876	24,681
Income (loss) from equity method investment, net	(5,752)	(5,821)	18,519	(10,090)
Net income	$15,717	$38,101	$93,640	$31,697

Net income per common share:
Basic	$0.35	$0.81	$2.10	$0.67
Diluted	$0.33	$0.80	$1.98	$0.65
Weighted average shares outstanding:
Basic	44,613,533	46,850,944	44,506,933	47,235,859
Diluted	47,528,902	47,437,555	47,130,979	48,279,417

(1) Includes share-based compensation expense as follows:
Cost of revenues	$117	$143	$249	$277
Sales and marketing	371	$416	732	814
Research, development and engineering	557	$484	1,077	915
General and administrative	5,206	$5,487	10,305	10,837
Total	$6,251	$6,530	$12,363	$12,843

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$15,717	$38,101	$93,640	$31,697
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,256	(169)	(5,168)	(8,883)
Change in fair value on available-for-sale investments, net of tax expense of zero for the three and six months ended June 30, 2021 and 2020, respectively.	—	(163)	—	545
Other comprehensive income (loss), net of tax	3,256	(332)	(5,168)	(8,338)
Comprehensive income	$18,973	$37,769	$88,472	$23,359

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2021	2020
Net income	$93,640	$31,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,226	104,068
Amortization of financing costs and discounts	14,058	14,102
Non-cash operating lease costs	6,714	11,453
Share-based compensation	12,363	12,843
Provision for doubtful accounts	4,329	6,793
Deferred income taxes, net	(11,853)	2,752
Gain on sale of businesses	(2,802)	—
Lease asset impairments	7,829	2,141
Goodwill impairment on business	32,629	—
Changes in fair value of contingent consideration	562	(232)
Foreign currency remeasurement gain	415	(704)
(Income) loss from equity method investments	(18,519)	10,090
Loss on equity and debt investments	16,677	20,826
Decrease (increase) in:
Accounts receivable	65,312	63,675
Prepaid expenses and other current assets	(7,720)	(4,185)
Other assets	(701)	(300)
Increase (decrease) in:
Accounts payable and accrued expenses	(23,438)	(34,682)
Income taxes payable	(15,123)	7,376
Deferred revenue	2,499	(2,698)
Operating lease liabilities	(13,529)	(10,921)
Liability for uncertain tax positions	(3,567)	5,114
Other long-term liabilities	21	2,419
Net cash provided by operating activities	290,022	241,627
Cash flows from investing activities:
Proceeds on sale of available-for-sale investments	663	—
Purchases of equity method investment	(11,053)	(26,523)
Purchases of equity investments	(999)	(843)
Purchases of property and equipment	(57,766)	(50,537)
Proceeds from sale of assets	6,033	407
Acquisition of businesses, net of cash received	(89,489)	(19,349)
Purchases of intangible assets	—	(23)
Net cash used in investing activities	(152,611)	(96,868)
Cash flows from financing activities:
Payment of debt	(2,802)	—
Proceeds from line of credit	2,811	—
Repurchase of common stock	(22,934)	(88,469)
Issuance of common stock under employee stock purchase plan	4,232	3,303
Exercise of stock options	1,331	952
Deferred payments for acquisitions	(12,934)	(16,296)
Other	(1,294)	(1,032)
Net cash used in financing activities	(31,590)	(101,542)
Effect of exchange rate changes on cash and cash equivalents	(616)	(2,012)
Net change in cash and cash equivalents	105,205	41,205
Cash and cash equivalents at beginning of period	242,652	575,615
Cash and cash equivalents at end of period	$347,857	$616,820

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2020 and 2021
(unaudited, in thousands, except share amounts)

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, April 1, 2020	47,113,423	$471	$462,430	$832,648	$(54,468)	$1,241,081
Net income (loss)	—	—	—	38,101	—	38,101
Other comprehensive income, net of tax expense of $173	—	—	—	—	(332)	(332)
Issuance of shares under employee stock purchase plan	53,694	—	3,303	—	—	3,303
Exercise of 3.25% Convertible Note	—	—	(12)	—	—	(12)
Vested restricted stock	70,505	1	(1)	—	—	—
Repurchase and retirement of common stock	(344,931)	(3)	(4,983)	(20,517)	—	(25,503)
Repurchase of shares	—	—	—	—	—	—
Share based compensation	—	—	6,530	—	—	6,530
Balance, June 30, 2020	46,892,691	469	$467,267	$850,232	$(54,800)	$1,263,168

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, April 1, 2021	44,489,399	$445	$455,625	$882,071	$(63,230)	$1,274,911
Net income	—	—	—	15,717	—	15,717
Other comprehensive income, net of tax expense of $0	—	—	—	—	3,256	3,256
Exercise of stock options	30,234	—	887	—	—	887
Issuance of shares under employee stock purchase plan	58,145	1	4,231	—	—	4,232
Exercise of 3.25% Convertible Note	19,033	—	—	—	—	—
Vested restricted stock	198,579	2	(2)	—	—	—
Repurchase and retirement of common stock	(87,155)	(1)	(5,570)	(5,183)	—	(10,754)
Share based compensation	—	—	6,251	—	—	6,251
Balance, June 30, 2021	44,708,235	$447	$461,422	$892,605	$(59,974)	$1,294,500

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2020	47,654,929	$476	$465,652	$891,526	$(46,462)	$1,311,192
Net income	—	—	—	31,697	—	31,697
Other comprehensive income, net of tax expense of $0	—	—	—	—	(8,338)	(8,338)
Exercise of stock options	41,530	—	1,583	(631)	—	952
Issuance of shares under employee stock purchase plan	53,694	—	3,303	—	—	3,303
Vested restricted stock	248,001	3	(3)	—	—	—
Exercise of 3.25% Convertible Note	—	—	(12)	—	—	(12)
Repurchase and retirement of common stock	(1,105,463)	(10)	(16,099)	(72,360)	—	(88,469)
Share based compensation	—	—	12,843	—	—	12,843
Balance, June 30, 2020	46,892,691	$469	$467,267	$850,232	$(54,800)	$1,263,168

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2021	44,346,630	$443	$456,274	$809,107	$(54,806)	$1,211,018
Net income	—	—	—	93,640	—	93,640
Other comprehensive income, net of tax expense of $0	—	—	—	—	(5,168)	(5,168)
Exercise of stock options	45,351	1	1,330	—	—	1,331
Issuance of shares under employee stock purchase plan	58,145	1	4,231	—	—	4,232
Exercise of 3.25% Convertible Note	19,033	—	—	—	—	—
Vested restricted stock	434,518	4	(4)	—	—	—
Repurchase and retirement of common stock	(195,442)	(2)	(12,790)	(10,142)	—	(22,934)
Share based compensation	—	—	12,363	—	—	12,363
Other, net	—	—	18	—	—	18
Balance, June 30, 2021	44,708,235	$447	$461,422	$892,605	$(59,974)	$1,294,500

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements although the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, included in our Annual Report (Form 10-K) filed with the SEC on March 1, 2021. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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

J2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. In the second quarter of 2021, the Company recorded an impairment of certain operating right-of-use assets (see Note 10 - Leases). No impairment was recorded in the second quarter of 2020, other than an immaterial impairment associated with a sublease.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years and are included in general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if J2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. In the second quarter of 2021, the Company recorded an impairment to goodwill associated with the plan to sell the Company’s B2B Backup business (see Note 6 – Assets Held for Sale). No impairment was recorded in the second quarter of 2020. In the first quarter of 2021, the Company changed the annual goodwill impairment assessment date for the Cloud Services business from September 30 to October 1, as it determined this date is preferable, and concluded this was not a material change in accounting principal.

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

The CARES Act also appropriated funds for the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company did not seek to borrow any funds under the program. However, as a result of an acquisition that closed during the quarter ended December 31, 2020, the Company assumed outstanding PPP loans that had started the process of being forgiven prior to the closing of the acquisition. During the second quarter of 2021, the Company received approval from the SBA to forgive the entire amount of the outstanding PPP Loan. The amount forgiven did not have a significant impact to the Company’s financial statements.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Digital Media	2021	2020	2021	2020
Advertising	$196,888	$120,919	$371,012	$236,184
Subscription	54,168	41,720	105,049	87,148
Other	2,921	1,348	4,789	3,346
Total Digital Media revenues	$253,977	$163,987	$480,850	$326,678

Cloud Services
Subscription	$175,268	$167,040	$346,605	$336,788
Other	91	18	183	54
Total Cloud Services revenues	$175,359	$167,058	$346,788	$336,842

Corporate	$—	$—	$—	$1
Elimination of inter-segment revenues	(292)	(61)	(410)	(144)
Total Revenues	$429,044	$330,984	$827,228	$663,377

Timing of revenue recognition
Point in time	$11,097	$4,473	$17,062	$10,970
Over time	417,947	326,511	810,166	652,407
Total	$429,044	$330,984	$827,228	$663,377

The Company has recorded $50.5 million and $45.0 million of revenue for the three months ended June 30, 2021 and 2020, respectively, and $129.4 million and $113.5 million of revenue for the six months ended June 30, 2021 and 2020, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of June 30, 2021, the Company acquired $5.7 million in deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

The Company completed the following acquisitions during the first six months of fiscal 2021, paying the purchase price in cash in each transaction: (a) an asset purchase of DailyOM, acquired on April 30, 2021, a California-based-based provider of health and wellness digital media, content and learning business; (b) a share purchase of SEOmoz, acquired on June 4, 2021, a Seattle-based provider of search engine optimization (“SEO”) solutions; and (c) an immaterial Digital Media acquisition.

The Condensed Consolidated Statement of Operations since the date of each acquisition and balance sheet as of June 30, 2021, reflect the results of operations of all 2021 acquisitions. For the six months ended June 30, 2021, these acquisitions contributed $5.8 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $91.8 million net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

Assets and Liabilities	Valuation
Accounts receivable	$3,953
Prepaid expenses and other current assets	1,569
Property and equipment	1,838
Operating lease right-of-use assets, noncurrent	5,888
Trade names	11,514
Customer relationship	5,000
Goodwill	53,013
Other intangibles	29,801
Deferred tax asset	230
Accounts payable and accrued expenses	(2,207)
Deferred revenue	(5,664)
Operating lease liabilities, noncurrent	(7,191)
Deferred tax liability	(4,238)
Other long-term liabilities	(1,726)
Total	$91,780

During the six months ended June 30, 2021, the purchase price accounting has been finalized for EDC Systems Inc. (operating under the name “SRFax”) and other immaterial Digital Media and Cloud Services businesses. The initial accounting for the 2021 acquisitions are incomplete and subject to change. J2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the six months ended June 30, 2021, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net increase in goodwill of $2.6 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Voice, Backup, Security and CPP businesses which resulted in an immaterial adjustment in goodwill. (see Note 8 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2021.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the six months ended June 30, 2021 is $53.0 million, of which $14.1 million is expected to be deductible for income tax purposes.

Pro Forma Financial Information for All 2021 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions that J2 Global believes to be reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had J2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2020. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of J2 Global and its 2021 acquisitions as if each acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

	Six Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Revenues	$856,052	$698,299
Net income	$95,335	$32,803
EPS - Basic	$2.14	$0.69
EPS - Diluted	$2.02	$0.67

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

The following table summarizes the gross unrealized gains and losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Reported Amount
June 30, 2021
Equity securities	$31,779	$(16,677)	$(479)	$14,623
Total	$31,779	$(16,677)	$(479)	$14,623

December 31, 2020
Equity securities	$50,384	$(19,605)	$(479)	$30,300
Total	$50,384	$(19,605)	$(479)	$30,300

During the second quarter of 2021, the Company recorded a $16.7 million impairment loss on investments related to a decline in value due to a pending sales transaction of an investee. The Company is not expected to recover the recorded cost of these securities and has reduced such amount to what the Company expects to receive as a result of the sale.

During the first six months of 2020, the Company recorded a loss on investments of $20.8 million, which consists of the following:

1.an impairment loss of $19.6 million due to changes in the investee’s capital structure and overall market volatility;

2.a loss on exchange of redeemable preferred stock, in the amount of $4.4 million, that that was previously classified as available-for-sale corporate debt securities for a new series of preferred stock classified as equity securities; partially offset by

3.a recognized gain of $3.2 million due to the Company’s purchase of preferred stock for $0.8 million.

Impairment losses, including gains and losses, are recorded in loss on investments, net on the Condensed Consolidated Statements of Operations.

At June 30, 2021, cumulative impairment losses on these securities were $40.5 million.

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Corporate debt securities	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2020
Corporate debt securities	$511	$152	$—	$663
Total	$511	$152	$—	$663

The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes J2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2021	December 31, 2020
Due within 1 year	$—	$663
Due within more than 1 year but less than 5 years	—	—
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$—	$663

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

As of December 31, 2020, the Company did not recognize any credit losses related to debt securities.

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

In the first six months of 2021, the Company received capital call notices from the management of OCV Management, LLC for $11.1 million, inclusive of certain management fees, of which $10.1 million has been paid for the six months ended June 30, 2021. In the first six months of 2020, the Company received capital call notices from the management of OCV Management, LLC for $26.5 million, inclusive of certain management fees, of which $26.5 million had been paid for the six months ended June 30, 2020.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the three months ended June 30, 2021 and 2020, the Company recognized an investment loss of $(5.8) million and $(5.8) million, net of tax benefit, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized an investment gain (loss) $18.5 million and $(10.1) million, net of tax (benefit) expense, respectively. The fiscal 2021 gain was primarily the result of gains in the underlying investments. The fiscal 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit. In addition, The Company recognized an investment loss in the amount of $3.1 million, net of tax benefit. The loss is presented in the Company’s Condensed Consolidated Statement of Operations as income (loss) from equity method investment, net.

During the three months ended June 30, 2021 and 2020, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized management fees of $1.5 million and $1.5 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	June 30, 2021	December 31, 2020
Equity method investment	$102,773	$67,195
Maximum exposure to loss	$102,773	$67,195

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

6.Assets-Held-For-Sale

The Company classifies assets-held-for-sale when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell.

During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. Such assets are recorded within the Voice, Backup, Security, and CPP reportable segment. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. As of June 30, 2021, the total gain recognized on the sale was $2.8 million which was recorded in gain on sale of businesses on the Condensed Consolidated Statement of Operations.

During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. The business is recorded within the Voice, Backup, Security, and CPP reportable segment.

During the second quarter of 2021, the Company received an offer to purchase the B2B Backup business. Management has determined that the fair value of the business less cost to sell is lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million which was recorded in impairment of business on the Condensed Consolidated Statement of Operations (see Note 8 - Goodwill and Intangible Assets).

The following table presents information related to the assets and liabilities that were classified as held for sale in our Condensed Consolidated Balance Sheet (in thousands):

June 30, 2021
Accounts receivable, net of allowance of $346	$6,513
Prepaid expenses and other current assets	2,426
Property and equipment, net	10,161
Operating lease right-of-use assets	15,181
Trade names, net	3,886
Customer relationships, net	8,131
Goodwill	48,632
Other purchased intangibles, net	776
Deferred income taxes, noncurrent	11,326
Other assets	94
Total assets held for sale	$107,126

Accounts payable and accrued expenses	$2,720
Income taxes payable, current	155
Deferred revenue, current	2,650
Operating lease liabilities, current	2,875
Other current liabilities	393
Deferred revenue, noncurrent	4
Operating lease liabilities, noncurrent	11,915
Deferred income taxes, noncurrent	563
Other long-term liabilities	170
Total liabilities held for sale	$21,445

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

The Company’s money market funds are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs. The fair value of the Company’s debt instruments at June 30, 2021 and December 31, 2020 was $2.3 billion and $2.0 billion, respectively (see Note 9 - Debt).

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

The following table presents the fair values, valuation techniques, unobservable inputs, and ranges of the Company’s financial liabilities categorized within Level 3. The weighted averages below are a product of the unobservable input and fair value of the contingent consideration arrangement as of June 30, 2021.

	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent Consideration	Option-Based Model	Risk free rate	2.2%	2.2%
		Debt spread	0.0% - 74.7%	17.7%
		Probabilities	100.0%	100.0%
		Present value factor	2.2% - 3.9%	3.3%
		Discount rate	38.0%	38.0%

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2021	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$10,407	$—	$—	$10,407	$10,407
Corporate debt securities	—	—	—	—	—
Total assets measured at fair value	$10,407	$—	$—	$10,407	$10,407

Liabilities:
Contingent consideration	$—	$—	$5,582	$5,582	$5,582
Debt	2,302,633	—	—	2,302,633	1,591,861
Total liabilities measured at fair value	$2,302,633	$—	$5,582	$2,308,215	$1,597,443

December 31, 2020	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$10,413	$—	$—	$10,413	$10,413
Corporate debt securities	—	663	—	663	663
Total assets measured at fair value	$10,413	$663	$—	$11,076	$11,076

Liabilities:
Contingent consideration	$—	$—	$9,094	$9,094	$9,094
Debt	1,960,527	—	—	1,960,527	1,579,021
Total liabilities measured at fair value	$1,960,527	$—	$9,094	$1,969,621	$1,588,115

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2021	$9,094
Contingent consideration	1,754
Total fair value adjustments reported in earnings	562	General and administrative
Contingent consideration payments	(5,828)	Not applicable
Balance as of June 30, 2021	$5,582

In connection with the Company’s acquisition activity, contingent consideration of up to $5.8 million may be payable upon achieving certain revenue, and/or unique visitor thresholds and had a combined fair value of $5.6 million and $9.1 million at June 30, 2021 and December 31, 2020, respectively. Due to the achievement of certain thresholds, $5.8 million was paid in the first six months of 2021.

During the six months ended June 30, 2021, the Company recorded an increase in the fair value of the contingent consideration of $0.6 million and reported such increase in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2021 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2021	$425,471	$499,025	$924,496	$942,934	$1,867,430
Goodwill acquired (Note 4)	39,519	—	39,519	13,494	53,013
Goodwill removed due to sale of a business (1)	—	(1,339)	(1,339)	—	(1,339)
Goodwill reclassified to noncurrent assets held for sale (2)	—	(48,632)	(48,632)	—	(48,632)
Goodwill impairment (3)	—	(32,629)	(32,629)	—	(32,629)
Purchase accounting adjustments (4)	—	47	47	2,603	2,650
Foreign exchange translation	(1,861)	(817)	(2,678)	(276)	(2,954)
Balance as of June 30, 2021	$463,129	$415,655	$878,784	$958,755	$1,837,539

(1) On February 9, 2021, in a cash transaction, the Company sold certain of its Voice assets in the United Kingdom which resulted in $1.3 million of goodwill being removed in connection with this sale (see Note 6 - Assets Held for Sale).

(2) During the six months ended June 30, 2021, the Company reclassified $48.6 million of goodwill to noncurrent assets held for sale in connection with certain B2B Backup assets. (see Note 6 - Assets Held for Sale).

(3) During the second quarter of 2021, the Company had an impairment to goodwill of $32.6 million in connection with certain B2B Backup assets (see Note 6 - Assets Held for Sale).

(4) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of June 30, 2021 and December 31, 2020 as follows (in thousands):

	June 30, 2021	December 31, 2020
Trade names	$27,433	$27,460
Other	4,321	4,329
Total	$31,754	$31,789

Intangible Assets Subject to Amortization:

As of June 30, 2021, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	9.6 years	$269,782	$109,994	$159,788
Patent and patent licenses	5.5 years	67,973	67,151	822
Customer relationships (1)	8.0 years	844,952	514,540	330,412
Other purchased intangibles	4.3 years	463,616	297,454	166,162
Total		$1,646,323	$989,139	$657,184

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

Amortization expense, included in general and administrative expense, approximated $48.0 million and $35.6 million for the three months ended June 30, 2021 and 2020, respectively, and $96.5 million and $74.4 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense is estimated to approximate $93.3 million, $146.6 million, $125.9 million, $79.3 million and $74.2 million for the remaining six months of fiscal year 2021 through fiscal year 2025, respectively, and $138.0 million thereafter through the duration of the amortization period.

9.    Debt

The Company’s debt as of June 30, 2021 and December 31, 2020 consists of the following (in thousands):

	June 30, 2021	December 31, 2020
4.625% Senior Notes	$750,000	$750,000
Convertible Notes:
3.25% Convertible Notes	399,613	402,414
1.75% Convertible Notes	550,000	550,000
Total Notes	1,699,613	1,702,414
Paycheck Protection Program Loan	—	910
Bridge Loan	2,811	—
Less: Unamortized discount	(100,405)	(112,798)
Deferred issuance costs	(10,158)	(11,505)
Total debt	1,591,861	1,579,021
Less: current portion	(402,134)	(396,801)
Total long-term debt, less current portion	$1,189,727	$1,182,220

4.625% Senior Notes

On October 7, 2020, J2 Global, Inc. completed the issuance and sale of $750 million aggregate principal amount of its
4.625% senior notes due 2030 (the“4.625% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The Company received proceeds of $742.7 million after deducting the initial purchasers’ discounts, commissions and offering expenses. The 4.625% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheets as of June 30, 2021. The net proceeds were used to redeem all of its outstanding 6.0% Senior Notes due in 2025 and, remaining net proceeds were available for general corporate purposes which may include acquisitions and the repurchase or redemption of other outstanding indebtedness.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if J2 Global, Inc. and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, the estimated fair value of the 4.625% Senior Notes was approximately $778.4 million and $796.9 million, and was based on recent quoted market prices or dealer quotes for the 4.625% Senior Notes which are Level 1 inputs (see Note 7 - Fair Value Measurements).

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

During the second quarter of 2021, certain holders exercised their conversion option on the 3.25% Convertible Notes due in 2029. The Company satisfied its conversion obligation by paying the principal of $2.8 million in cash and issued 19,033 shares of J2 Global common stock (see Note 13 - Stockholders’ Equity).

During the second quarter of 2021, the Company announced plans to separate into two independent publicly traded companies, J2 Global, Inc. and Consensus Cloud Solutions, Inc. (“Consensus”), through a spin-off. The transaction is subject to certain conditions, including, among others, obtaining final approval from J2’s Board of Directors, receipt of a favorable ruling with respect to the tax-free nature of the transaction for favorable income tax purposes and the effectiveness of a registration statement on Form 10.

In connection with its announcement of the proposed transaction, the Company has announced its intention to call its 3.25% Convertible Notes due 2029 for redemption and on August 2, 2021, the Company redeemed in full all of its outstanding 3.25% convertible notes due in 2029. The Company satisfied its conversion obligation by paying the principal of $399.6 million in cash and issued 3,031,817 shares of J2 Global common stock (see Note 18 - Subsequent Events).

As of June 30, 2021, the conversion rate was 14.7632 shares of J2 Global common stock for each $1,000 principal amount of 3.25% Convertible Notes, which represented a conversion price of approximately $67.74 per share of J2 Global common stock. The conversion rate was subject to adjustment for certain events as set forth in the indenture governing the 3.25% Convertible Notes, but will not be adjusted for accrued interest.

The 3.25% Convertible Notes were carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the 3.25% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 3.25% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2021 and December 31, 2020, the estimated fair value of the 3.25% Convertible Notes was approximately $815.1 million and $593.1 million, respectively.

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

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of J2 Global common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of J2 Global common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. J2 Global will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of J2 Global common stock or a combination thereof at J2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. During the second quarter of 2021 and the fourth quarter of 2020, the last reported sale price of the Company’s common stock did not meet the conversion price threshold requirements of the 1.75% Convertible Notes. Therefore, the net carrying amount of the 1.75% Convertible Notes is classified as long-term debt on the Condensed Consolidated Balance Sheets.

As of June 30, 2021, the conversion rate is 7.9864 shares of J2 Global common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents an conversion price of approximately $125.21 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), J2 Global will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.5% for the 1.75% Convertible Notes and determined the debt discount to be $118.9 million. As a result, a conversion premium after tax of $88.1 million (net of $2.8 million of the deferred issuance costs) are recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the maturity date of November 1, 2026, which management believes is the expected life of the 1.75% Convertible Notes using an interest rate of 5.5%. As of June 30, 2021, the remaining period over which the unamortized debt discount will be amortized is 5.3 years.

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through the maturity date. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. As of June 30, 2021, the unamortized deferred issuance costs were $8.3 million.

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2021 and December 31, 2020, the estimated fair value of the 1.75% Convertible Notes was approximately $706.4 million and $569.7 million, respectively.

Credit Facility and Bridge Loan

On April 7, 2021, the Company entered into a $100 million Credit Agreement (the “Credit Agreement”). Subject to customary conditions, J2 may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250 million, for a total aggregate commitment of up to $350 million. The final maturity of the Credit Facility will occur on April 7, 2026.

On June 2, 2021, the Company entered into a First Amendment (the “Amendment”) to the Credit Agreement, dated April 7, 2021. The Amendment (i) provides for the issuance of a senior secured term loan under the Existing Credit Agreement, in an aggregate principal amount of $405,000,000 (the “Bridge Loan”), (ii) permits the spin-off of a portion of the Company’s cloud services business into a new publicly traded company, and (iii) provides for certain other changes to the Credit Agreement.

The Bridge Loan shall bear interest at a rate per annum equal to (i) initially upon funding of the loan, either a base rate plus 2.00%, or a LIBOR rate plus 3.00%, (ii) from six months after the funding date of the Bridge Loan until twelve months after the funding date of the Bridge Loan, either a base rate plus 2.50%, or a LIBOR rate plus 3.50%, and (iii) from twelve months after the funding date of the Bridge Loan until repayment of the Bridge Loan, either a base rate plus 3.00% or a LIBOR rate plus 4.00%. The Bridge Loan will mature on the date that is 364 days after the funding date of the Bridge Loan, with two automatic extensions, each for an additional three months, if SEC approval of the spin-off transaction is still outstanding. The proceeds of the Bridge Loan Facility will be used to redeem J2’s 3.25% convertible senior notes due 2029.

J2 is required to pay a funding fee of 0.50% of the aggregate principal amount of Bridge Loans made on the funding date thereof, as well as a duration fee of 0.25% of the aggregate principal amount of outstanding Bridge Loans on the sixth month anniversary of the funding of the Bridge Loans, and a fee of 0.50% of the aggregate principal amount of outstanding Bridge Loans on each of the nine-month, twelve-month and fifteen-month anniversaries of the funding of the Bridge Loans.

Paycheck Protection Program Loan

Through the acquisition of certain businesses in 2020, the Company acquired $0.9 million of outstanding debt originating from the Paycheck Protection Program. During the second quarter of 2021, the Company received approval from the SBA to forgive the entire amount of the outstanding PPP loans, which was subsequently forgiven in full.

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

Finance leases are not material to the Company’s Condensed Consolidated Financial Statements and are therefore not included in the disclosures below.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating lease cost	$10,889	$9,114	$17,837	$16,218
Short-term lease cost	793	648	1,942	1,093
Total lease cost	$11,682	$9,762	$19,779	$17,311

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$82,961	$105,845
Operating lease right-of-use assets classified as assets held for sale	15,181	—
Total operating lease right-of-use assets	$98,142	$105,845

Operating lease liabilities, current	$30,818	$32,211
Operating lease liabilities, current classified as assets held for sale	2,875	—
Operating lease liabilities, noncurrent	81,752	99,177
Operating lease liabilities, noncurrent classified as assets held for sale	11,915	—
Total operating lease liabilities	$127,360	$131,388

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,277	$14,499
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,274	$5,357

Other supplemental operating lease information consists of the following:

	June 30, 2021	December 31, 2020

Operating leases:
Weighted average remaining lease term	5.0 years	5.2 years
Weighted average discount rate	3.85%	3.93%

Maturities of operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Operating Leases
Fiscal Year:
2021 (remainder)	$18,250
2022	33,715
2023	27,952
2024	20,062
2025	11,672
Thereafter	31,658
Total lease payments	$143,309
Less: Imputed interest	15,949
Present value of operating lease liabilities	$127,360

Sublease

Total sublease income for the three months ended June 30, 2021 and 2020 was $0.5 million and $1.0 million, respectively, and was $0.9 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. Total estimated aggregate sublease income to be received in the future is $5.8 million.

For the first six months of 2021 and 2020, the Company recorded impairments of $7.8 million and $2.1 million, respectively, associated with its sublease tenants in default as a result of the economic effects of COVID-19. The impairment is presented in general and administrative expense on the Condensed Consolidated Statement of Operations.

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

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against a J2 Global affiliate in the Ontario Superior Court of Justice (No. 11-50673), alleging that the J2 Global affiliate breached a contract relating to Pantelakis’s use of the Campaigner service. The J2 Global affiliate filed a responsive pleading on March 23, 2011 and responses to undertakings on July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim, reframing his lawsuit as a negligence action. The J2 Global affiliate filed an amended statement of defense on April 8, 2013. Discovery has closed, with the exception of one issue. On July 8, 2021, an agreement was reached to settle the matter by an immaterial amount.

On January 21, 2016, Davis Neurology, P.A. filed a putative class action lawsuit against two J2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On March 20, 2017, the District Court granted a motion for judgment on the pleadings filed by the J2 Global affiliates and dismissed all claims against the J2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. On January 29, 2019, after further appeals were exhausted, the case was remanded to the Arkansas state court. On April 1, 2019, the state court granted a motion for class certification filed by the plaintiff in 2016. Because the prior removal to federal court had deprived the state court of jurisdiction, the J2 Global affiliates had not yet filed an opposition brief to the 2016 motion when the state court granted the motion. The J2 Global affiliates appealed the order. On July 15, 2019, the J2 Global affiliates removed the case to federal court pursuant to the Class Action Fairness Act of 2005. On November 26, 2019 the court denied the Plaintiff’s motion to remand. On December 20, 2019, the court granted the Plaintiff’s motion for leave to amend its complaint. On May 21, 2020, the court denied J2 Global affiliates’ motion to dismiss. On February 18, 2021, the parties filed a motion for preliminary approval of the class settlement, certification of a settlement class and for permission to disseminate notice, which was granted on May 11, 2021. The notice is in the process of being distributed.

On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against J2 Global in the Central District of California (20-cv-06906), alleging violations of federal securities laws. J2 Global has moved to dismiss the consolidated class action complaint. The court granted the motion to dismiss and the plaintiff has filed an amended complaint. J2 Global has moved to dismiss the amended complaint.

On September 24, 2020, International Union of Operating Engineers of Eastern Pennsylvania and Delaware filed an action lawsuit in the Delaware Court of Chancery (C.A. No. 2020-0819-VCL) asserting derivative claims for breach of fiduciary duty and related theories against directors of J2 Global, Inc. and other third parties relating generally the investment by the Company in OCV Fund I, L.P. (the “Chancery Court Derivative Action”). On November 17, 2020, the court entered an order allowing Orlando Police Pension Fund to intervene as a plaintiff in the case. The parties have reached an agreement to settle the lawsuit, which requires court approval. On July 29, 2021, the parties filed a stipulation of settlement that provides the terms of the settlement and begins the settlement approval process with the Court.

On December 11, 2020, Danning Huang filed a lawsuit in the District of Delaware (20-cv-01687-LPS) asserting derivative claims against directors of J2 Global, Inc. and other third parties. The lawsuit alleges violations of Section 14(a), Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as breach of fiduciary duty, unjust enrichment and abuse of control.

On March 24, 2021, Fritz Ringling filed a lawsuit in the District of Delaware (21-cv-00421-UNA) asserting substantially similar derivative claims, and on April 8, 2021, the district court consolidated the two actions under the caption In re J2 Global Stockholder Derivative Litigation. No.: 20-cv-01687-LPS. As part of the settlement of the Chancery Court Derivative Action described above, J2 Global and its directors and officers intend to defend against the remaining claims.

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
The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $25.4 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.

12.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 9.1% and 26.7% for the three months ended June 30, 2021 and 2020, respectively and 9.5% and 37.1% for the six months ended June 30, 2021 and 2020, respectively. The Company’s decreased rate during the three months and six months ended June 30, 2021 is primarily due to the recognition of a deferred tax asset from the impairment of the B2B Backup business unit and a discrete tax benefit recognized related to a reduction in our net reserve for uncertain tax positions with no similar events for the period ending June 30, 2020. Income (loss) before income taxes included income from domestic operations of $5.8 million and $(2.5) million for the six months ended June 30, 2021 and 2020, respectively, and income from foreign operations of $77.2 million and $69.0 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, the Company had $53.5 million and $57.1 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes net of refunds received was $37.3 million and $8.9 million for the six months ended June 30, 2021 and 2020, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. The Company’s prepaid taxes were zero and $3.0 million at June 30, 2021 and December 31, 2020, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. On February 24, 2021, the Company received a Notice of Deficiency for tax years 2012 through 2014 which disallowed certain deductions for domestic production. The Company disagrees with the Notice and filed a petition to appeal on May 24, 2021. As of June 30, 2021, the audits are ongoing. Subsequent to June 30, 2021, the Company paid a previously settled amount for certain tax issues in connection with tax years 2015 and 2016. The amount paid was within the reserve established for this matter.

J2 Global is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has suspended its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. As of June 30, 2021, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of June 30, 2021, the audits are ongoing.

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

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. The Company entered into a Rule 10b5-1 trading plan and during the six month period ended June 30, 2021, the Company repurchased no shares under this program. Cumulatively at June 30, 2021, 2,490,599 shares were repurchased at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired.

During the second quarter of 2021, certain holders of the 3.25% Convertible Notes due in 2029 exercised their conversion option. The Company satisfied its conversion obligation by paying the principal of $2.8 million in cash and issued 19,033 shares of J2 Global common stock (see Note 9 - Debt).

Periodically, participants in J2 Global’s stock plans surrender to the Company shares of J2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2021, the Company purchased 87,155 shares from plan participants for this purpose.

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

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of J2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of J2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of J2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2021, 7,250 shares underlying options and zero shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. 4,200,000 shares of J2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of J2 Global’s common stock subject to the option on the date the option is granted. As of June 30, 2021, 423,000 shares underlying options and 272,940 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	475,601	$69.61
Granted	—	—
Exercised	(45,351)	29.34
Canceled	—	—
Outstanding at June 30, 2021	430,250	$73.85	6.3	$27,405,745
Exercisable at June 30, 2021	180,250	$72.22	5.9	$11,775,745
Vested and expected to vest at June 30, 2021	363,615	$73.64	6.2	$23,239,725

The total intrinsic values of options exercised during the six months ended June 30, 2021 and 2020 were $4.0 million and $3.0 million, respectively.

The Company recognized $0.2 million and $0.2 million of compensation expense related to stock options for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $5.3 million and $5.8 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 4.5 years (i.e., the remaining requisite service period).

Fair Value Disclosure

J2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of its employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.22% and 11.52% as of June 30, 2021 and 2020, respectively.

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

Restricted Stock and Restricted Stock Units with Market Conditions

J2 Global has awarded certain key employees market-based restricted stock and restricted stock units pursuant to the 2015 Plan. The market-based shares have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the six months ended June 30, 2021 and 2020, the Company awarded 73,094 and 82,112 market-based shares, respectively. The per share weighted average grant-date fair values of the market-based shares granted during the six months ended June 30, 2021 and 2020 were $94.40 and $70.99, respectively.

The weighted-average fair values of market-based shares granted have been estimated utilizing the following assumptions:

	June 30, 2021	June 30, 2020
Underlying stock price at valuation date	$113.27	$91.17
Expected volatility	30.3%	27.0%
Risk-free interest rate	1.3%	0.7%

Restricted stock award activity for the six months ended June 30, 2021 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	820,566	$62.66
Granted	—	—
Vested	(334,294)	64.02
Canceled	(2,067)	82.38
Nonvested at June 30, 2021	484,205	$61.62

Restricted stock unit award activity for the six months ended June 30, 2021 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	209,784
Granted	163,380
Vested	(100,224)
Canceled	—
Outstanding at June 30, 2021	272,940	3.4	$37,542,897
Vested and expected to vest at June 30, 2021	182,186	2.8	$25,059,725

The Company recognized $5.4 million and $5.7 million of compensation expense related to restricted stock, restricted stock units and market-based awards for the three months ended June 30, 2021 and 2020, respectively, and $10.7 million and $11.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020 , the Company had unrecognized share-based compensation cost of approximately $43.8 million and $38.6 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.9 years for awards and 4.3 years for units.

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

J2 Global determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.15% and 16.50% as of June 30, 2021 and 2020, respectively. The increase in forfeiture rate comes as a result of the Purchase Plan being offered to all employees regardless of employment location.

For the six months ended June 30, 2021 and 2020, 58,145 and 53,694 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of J2 Global common stock under the Purchase Plan was $4.2 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, 0 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.7 million and $0.6 million of compensation expense related to the Purchase Plan for the three months ended June 30, 2021 and 2020, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	June 30, 2021	June 30, 2020
Risk-free interest rate	0.02%	0.1%
Expected term (in years)	0.5	0.5
Dividend yield	0.00%	0.00%
Expected volatility	29.5%	24.0%
Weighted average volatility	29.5%	24.0%

15.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30, 2021		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted net income per common share:
Net income attributable to J2 Global, Inc. common shareholders	$15,717	$38,101	$93,640	$31,697
Net income available to participating securities (a)	(15)	(178)	(100)	(221)
Net income available to J2 Global, Inc. common shareholders	$15,702	$37,923	$93,540	$31,476
Denominator:
Weighted-average outstanding shares of common stock	44,613,533	46,850,944	44,506,933	47,235,859
Dilutive effect of:
Equity incentive plans	138,714	—	123,708	20,037
Convertible debt (b)	2,776,655	586,611	2,500,338	1,023,521
Common stock and common stock equivalents	47,528,902	47,437,555	47,130,979	48,279,417
Net income per share:
Basic	$0.35	$0.81	$2.10	$0.67
Diluted	$0.33	$0.80	$1.98	$0.65

(a)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)Represents the incremental shares issuable upon conversion of the 3.25% Convertible Notes due June 15, 2029 (subsequently redeemed in full) and 1.75% Convertible Notes due November 1, 2026 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 9 - Debt).

For the three and six months ended June 30, 2021 and 2020, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

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
Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by reportable segment:
Digital Media	$253,977	$163,987	$480,850	$326,678
Cloud Services
Fax and Martech	105,127	93,976	206,181	188,643
Voice, Backup, Security, and CPP	70,232	73,082	140,607	148,199
Cloud Services Total	175,359	167,058	346,788	336,842

Elimination of inter-segment revenues	(292)	(61)	(410)	(144)
Total segment revenues	429,044	330,984	827,228	663,376
Corporate (1)	—	—	—	1
Total revenues	$429,044	$330,984	$827,228	$663,377

Gross profit by reportable segment:
Digital Media	$228,698	$146,649	$434,759	$288,569
Cloud Services
Fax and Martech	85,760	77,245	169,749	156,714
Voice, Backup, Security, and CPP	51,334	50,386	101,760	102,341
Cloud Services Total	137,094	127,631	271,509	259,055

Elimination of inter-segment gross profit	(76)	(61)	(126)	(144)
Total segment gross profit	365,716	274,219	706,142	547,480
Corporate (1)	(9)	(37)	(74)	(36)
Total gross profit	$365,707	$274,182	$706,068	$547,444

Direct costs by reportable segment (2):
Digital Media (3)	$184,592	$126,748	$360,010	$260,215
Cloud Services
Fax and Martech (3)	34,116	27,204	65,052	57,134
Voice, Backup, Security, and CPP (3)	39,944	35,631	79,949	78,186
Cloud Services Total	74,060	62,835	145,001	135,320

Elimination of inter-segment direct costs	(76)	(61)	(126)	(144)
Total segment direct costs	258,576	189,522	504,885	395,391
Corporate (1)	12,847	11,620	28,419	23,766
Total direct costs (2)	$271,423	$201,142	$533,304	$419,157

Operating income by reportable segment:
Digital Media	$44,106	$19,901	$74,749	$28,354
Cloud Services

Fax and Martech	51,644	50,041	104,697	99,580
Voice, Backup, Security, and CPP	11,390	14,755	21,811	24,155
Cloud Services Total	63,034	64,796	126,508	123,735

Total segment operating income	107,140	84,697	201,257	152,089
Corporate (1)	(12,856)	(11,657)	(28,493)	(23,802)
Total income from operations	$94,284	$73,040	$172,764	$128,287

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

(3) Beginning in the third quarter of 2020, certain expenses associated with Corporate that were previously allocated to the Cloud Services business and the Digital Media business for shared costs incurred by Corporate were no longer allocated. Table above has been recast to remove the impact of certain expenses associated with Corporate that were previously allocated to the Cloud Services and Digital Media businesses.

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions other than as presented for Digital Media and Cloud Services. Accordingly, the following segment information is presented for Digital Media and Cloud Services.

	June 30, 2021	December 31, 2020
Assets:
Digital Media	$1,957,615	$2,088,397
Cloud Services (1)	1,577,022	1,473,398
Total assets from Digital Media and Cloud Services	3,534,637	3,561,795
Corporate	168,729	103,536
Total assets	$3,703,366	$3,665,331

(1) Assets of $107.1 million, which were classified as held for sale, were included within Cloud Services at June 30, 2021 (see Note 6 - Assets Held For Sale).
	Six Months Ended June 30,
	2021	2020
Capital expenditures:
Digital Media	$38,047	$29,441
Cloud Services	19,719	21,096
Total capital expenditures from Digital Media and Cloud Services	57,766	50,537
Corporate	—	—
Total capital expenditures	$57,766	$50,537

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization:
Digital Media	$49,076	$32,565	$97,426	$65,120
Cloud Services	15,615	16,992	32,662	37,831
Total depreciation and amortization from Digital Media and Cloud Services	64,691	49,557	130,088	102,951
Corporate	45	531	138	1,117
Total depreciation and amortization	$64,736	$50,088	$130,226	$104,068

J2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
United States	$328,531	$261,157	$580,602	$531,466
Canada	20,909	17,000	44,450	33,570
Ireland	29,823	12,570	88,261	25,573
All other countries	49,781	40,257	113,915	72,768
	$429,044	$330,984	$827,228	$663,377

	June 30, 2021	December 31, 2020
Long-lived assets:
United States	$858,369	$918,125
All other countries	78,952	54,073
Total (1)	$937,321	$972,198

(1) Long-lived assets of $38.1 million, which were classified as assets held for sale, were included within the schedule above at June 30, 2021.

17.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the three months ended June 30, 2021 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$283	$(63,513)	$(63,230)
Other comprehensive income	—	3,256	3,256
Net current period other comprehensive income	—	3,256	3,256
Ending balance	$283	$(60,257)	$(59,974)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the six months ended June 30, 2021 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$283	$(55,089)	$(54,806)
Other comprehensive loss	—	(5,168)	(5,168)
Net current period other comprehensive loss	—	(5,168)	(5,168)
Ending balance	$283	$(60,257)	$(59,974)

There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2021.

18.Subsequent Events

On July 15, 2021, in a cash transaction, the Company acquired certain assets of Solutelia, LLC, a Colorado-based on-demand wireless telecommunications network monitoring and analysis, testing and optimization software business and related wireless telecommunications engineering services business.

On August 2, 2021, the Company called and redeemed in full all of its outstanding 3.25% Convertible Notes due 2029. The Company satisfied its conversion obligation by paying the principal of $399.6 million in cash and issued 3,031,817 shares of J2 Global common stock (see Note 9 - Debt).

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

The following table sets forth certain key operating metrics for our Digital Media business for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021	2020 (1)
Visits	2,116	2,359	4,407	4,504
Page views	7,276	7,553	15,032	14,720
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

The following table sets forth certain key operating metrics for our Cloud Services business as of and for the three and six months ended June 30, 2021 and 2020 (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscriber revenues:
Fixed (1)	$147,594	$140,755	$292,039	$282,241
Variable (1)	27,598	26,285	54,440	54,547
Total subscriber revenues	$175,192	$167,040	$346,479	$336,788
Other license revenues	91	18	183	54
Total revenues	$175,283	$167,058	$346,662	$336,842

Percentage of total subscriber revenues:
Fixed	84.2%	84.3%	84.3%	83.8%
Variable	15.8%	15.7%	15.7%	16.2%

Total revenues:
Number-based	$97,376	$94,988	$194,516	$191,502
Non-number-based	77,907	72,070	152,146	145,340
Total revenues	$175,283	$167,058	$346,662	$336,842

Average monthly revenue per Cloud Business Customer (ARPU) (2)(3)	$14.89	$13.66	$—	$—
Cancel Rate (4)	1.9%	2.2%	—%	—%

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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021. During the three months ended June 30, 2021, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2021

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

Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2021	2020		2021	2020
Revenues	$429,044	$330,984	30%	$827,228	$663,377	25%

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

Our revenues in 2021 have increased over the comparable three and six month periods of 2020 primarily due to a combination of acquisitions and organic growth; partially offset by declines in certain areas of both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2021	2020		2021	2020
Cost of revenue	$63,337	$56,802	12%	$121,160	$115,933	5%
As a percent of revenue	15%	17%		15%	17%

Cost of revenues is primarily comprised of costs associated with content fees, editorial and production costs and hosting costs. The increase in cost of revenues for the three months ended June 30, 2021 was primarily due to higher content fees, campaign fulfillment and other editorial and production costs and increased hosting costs. The increase in cost of revenues for the six months ended June 30, 2021 was primarily due to higher content fees, editorial and production costs and hosting costs and increased depreciation.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2021	2020		2021	2020
Sales and Marketing	$134,103	$92,805	44%	$255,288	$192,243	33%
As a percent of revenue	31%	28%		31%	29%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended June 30, 2021 was $69.5 million (primarily consists of $41.2 million of third-party advertising costs and $21.6 million of personnel costs) compared to the second quarter of 2020 of $33.9 million (primarily consists of $23.4 million of third-party advertising costs and $8.9 million of personnel costs. Advertising cost for the six months ended June 30, 2021 was $132.4 million (primarily consists of $75.6 million of third-party advertising costs and $45.4 million of personnel costs) compared to 2020 of $72.8 million (primarily consists of $50.7 million of third-party advertising costs and $18.4 million of personnel costs). The increase in sales and marketing expenses for the three and six months ended June 30, 2021 versus the prior comparable period was primarily due to increased creative services, sales, advertising operations, advertising and product development costs associated with the acquisition of businesses acquired in and subsequent to the second quarter 2020 within the Digital Media and Cloud Services businesses.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2021	2020		2021	2020
Research, Development and Engineering	$19,644	$13,606	44%	$40,995	$29,012	41%
As a percent of revenue	5%	4%		5%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and six months ended June 30, 2021 versus the prior comparable period was primarily due to an increase in costs associated with businesses acquired in and subsequent to the second quarter 2020.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2021	2020		2021	2020
General and Administrative	$117,676	$94,731	24%	$237,021	$197,902	20%
As a percent of revenue	27%	29%		29%	30%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three and six months ended June 30, 2021 versus the prior comparable period was primarily due to increased amortization of intangible assets, salary and related costs and professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$117	$143	$249	$277
Operating expenses:
Sales and marketing	371	416	732	814
Research, development and engineering	557	484	1,077	915
General and administrative	5,206	5,487	10,305	10,837
Total	$6,251	$6,530	$12,363	$12,843

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $(21.4) million and $(22.2) million for the three months ended June 30, 2021 and 2020, respectively, and $(43.0) million and $(43.2) million for the six months ended June 30, 2021 and 2020, respectively. Interest expense, net was comparable between the periods.

Gain on sale of businesses. Our gain on sale of businesses is generated primarily from the sale of certain Voice assets in the United Kingdom in the first quarter of 2021 with a subsequent adjustment in the second quarter of 2021. Gain on sale of businesses was $0.8 million and zero for the three months ended June 30, 2021 and 2020, respectively. Gain on sale of businesses was $2.8 million and zero for the six months ended June 30, 2021 and 2020, respectively.

Goodwill impairment on business. Our goodwill impairment on business is generated from the impairment of the B2B Backup business in the second quarter of 2021. Goodwill impairment on business was $32.6 million and zero for the three and six months ended June 30, 2021 and 2020, respectively.

Loss on investments, net. Our loss on investments, net is generated from gains or losses from investments in equity and debt securities. Our loss on investments, net was $16.7 million and zero for the three months ended June 30, 2021 and 2020 and $16.7 million and $20.8 million for the six months ended June 30, 2021 and 2020, respectively. Our loss on investments, net increased for the three months ended June 30, 2021 versus the prior comparable period related to a decline in value due to a pending sale transaction of an investee. Our loss on investments, net decreased for the six months ended June 30, 2021 versus the prior comparable period due to lower net losses realized on certain investments as a result of an impairment recognized in the current period and changes in the investee’s capital structure and overall market volatility recognized in the prior comparable period.

Other income (expense), net. Our other income (expense), net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other income (expense), net was $(0.8) million and $9.1 million for the three months ended June 30, 2021 and 2020, respectively and $(0.3) million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively. Other income (expense), net changed for the three and six months ended June 30, 2021 versus the prior comparable periods primarily due to changes in gain or losses on currency exchange.

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

Provision for income taxes amounted to $2.2 million and $16.0 million for the three months ended June 30, 2021 and 2020, respectively, and $7.9 million and $24.7 million for the six months ended June 30, 2021 and 2020, respectively. Our effective tax rate was 9.1% and 26.7% for the three months ended June 30, 2021 and 2020, respectively, and 9.5% and 37.1% for the six months ended June 30, 2021 and 2020, respectively.

The decrease in our effective income tax rate for the three months ended June 30, 2021 was primarily attributable to the following:

1.a decrease in tax expense during 2021 due to recognizing a deferred tax asset related to the impairment of certain business units; and

2.a decrease in tax expense due to discrete tax benefits related to a reduction in our net reserve for uncertain tax positions with no similar events for the three months ended June 30, 2020; partially offset by
3.an increase in our effective income tax rate during 2021 for U.S. state and local taxes due to a greater portion of our income being subject to tax in the U.S.

The decrease in our effective income tax rate for the six months ended June 30, 2021 was primarily attributable to the following:

1.a decrease in tax expense during 2021 due to recognizing a deferred tax asset related to the impairment of certain business units; and

2.a decrease in tax expense due to discrete tax benefits related to a reduction in our net reserve for uncertain tax positions with no similar events for the six months ended June 30, 2020; partially offset by

3.an increase in our effective income tax rate during 2021 for U.S. state and local taxes due to a greater portion of our income being subject to tax in the U.S.

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

Equity Method Investment

    Income (loss) from equity method investment, net. Income (loss) from equity method investment, net is generated from our investment in the OCV Fund for which we receive annual audited financial statements. The investment in the OCV Fund is presented net of tax and on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

The income (loss) from equity method investment, net was $(5.8) million and $(5.8) million net of tax benefit (expense) for the three months ended June 30, 2021 and 2020, respectively, and $18.5 million and $(10.1) million, for the six months ended June 30, 2021 and 2020, respectively. The six months ended June, 30, 2021 gain was primarily a result of a gain on the underlying investments. During the three months ended June 30, 2021 and 2020, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized management fees of $1.5 million and $1.5 million, net of tax benefit, respectively.

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

Digital Media

The following results are presented for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
External net sales	$253,761	$163,926	$480,566	$326,534
Inter-business net sales	216	61	284	144
Net sales	253,977	163,987	480,850	326,678
Cost of revenues	25,355	17,338	46,217	38,109
Gross profit	228,622	146,649	434,633	288,569
Operating expenses	184,516	129,829	359,884	266,797
Operating income	$44,106	$16,820	$74,749	$21,772

Digital Media’s net sales of $254.0 million for the three months ended June 30, 2021 increased $90.0 million, or 54.9%, from the prior comparable period primarily due to business acquisitions. Digital Media’s net sales of $480.9 million for the six months ended June 30, 2021 increased $154.2 million, or 47.2%, from the prior comparable period primarily due to business acquisitions.

Digital Media’s gross profit of $228.6 million for the three months ended June 30, 2021 increased $82.0 million, or 55.9%, from the prior comparable period primarily due to business acquisitions. Digital Media’s gross profit of $434.6 million for the six months ended June 30, 2021 increased $146.1 million, or 50.6%, from the prior comparable period primarily due to business acquisitions. Digital Media’s operating expenses of $184.5 million for the three months ended June 30, 2021 increased $54.7 million from the prior comparable period. Digital Media’s operating expenses of $359.9 million for the six months ended June 30, 2021 increased $93.1 million from the prior comparable period. The increase in the three and six months ended June 30, 2021 is primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs including severance; (b) marketing and advertising costs; and (c) increased amortization of intangible assets.

As a result of these factors, Digital Media’s operating income of $44.1 million for the three months ended June 30, 2021 increased $27.3 million, or 162.2%, from the prior comparable period. Digital Media’s operating income of $74.7 million for the six months ended June 30, 2021 increased $53.0 million, or 243.3%, from the prior comparable period.

Cloud Services

The following results are presented for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
External net sales	$175,283	$167,058	$346,662	$336,842
Inter-business net sales	76	—	126	—
Net sales	175,359	167,058	346,788	336,842
Cost of revenues	38,265	39,427	75,279	77,787
Gross profit	137,094	127,631	271,509	259,055
Operating expenses	74,060	65,652	145,001	141,342
Operating income	$63,034	$61,979	$126,508	$117,713

Cloud Services’ net sales of $175.4 million for the three months ended June 30, 2021 increased $8.3 million, or 5.0%, from the prior comparable period primarily due to business acquisitions acquired; partially offset by businesses sold subsequent to the second quarter 2020. Cloud Services’ net sales of $346.8 million for the six months ended June 30, 2021 increased $9.9 million, or 3.0%, from the prior comparable period primarily due to business acquisitions acquired; partially offset by businesses sold subsequent to the second quarter 2020.

Cloud Services’ gross profit of $137.1 million for the three months ended June 30, 2021 increased $9.5 million, or 7.4%, from the prior comparable period primarily due to business acquisitions; partially offset by businesses sold subsequent to the second quarter 2020. Cloud Services’ gross profit of $271.5 million for the six months ended June 30, 2021 increased $12.5 million, or 4.8%, from the prior comparable period primarily due to business acquisitions; partially offset by businesses sold subsequent to the second quarter 2020.

Cloud Services’ operating expenses of $74.1 million for the three months ended June 30, 2021 increased $8.4 million from the prior comparable period primarily due to expense associated with businesses acquired in and subsequent to the second quarter 2020 and increased marketing and advertising costs; partially offset by businesses sold subsequent to the prior comparable period. Cloud Services’ operating expenses of $145.0 million for the six months ended June 30, 2021 increased $3.7 million from the prior comparable period primarily due to expense associated with businesses acquired in and subsequent to the second quarter 2020; partially offset by businesses sold subsequent to the prior comparable period including increased marketing and advertising costs.

As a result of these factors, Cloud Services’ operating income of $63.0 million for the three months ended June 30, 2021 increased $1.1 million, or 1.7%, from the prior comparable period. Cloud Services’ operating income of $126.5 million for the six months ended June 30, 2021 increased $8.8 million, or 7.5%, from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2021, we had cash, cash equivalents and investments of $465.3 million compared to $340.8 million at December 31, 2020. The increase in cash and investments resulted primarily from cash provided from operations; partially offset by cash used in business acquisitions, purchases of property and equipment (including capitalized labor), repurchase of common stock and investments. At June 30, 2021, cash and investments consisted of cash and cash equivalents of $347.9 million, short-term investments of zero and long-term investments of $117.4 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. As of June 30, 2021, cash and investments held within domestic and foreign jurisdictions were $335.7 million and $129.6 million, respectively.

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

On April 19, 2021, we announced plans to separate into two independent publicly traded companies, J2 Global, Inc. and Consensus, through a spin-off. The transaction is subject to certain conditions, including, among others, obtaining final approval from J2’s Board of Directors, receipt of a favorable ruling with respect to the tax-free nature of the transaction for favorable income tax purposes and the effectiveness of a registration statement on Form 10.

On June 2, 2021, we entered into a First Amendment (the “Amendment”) to Credit Agreement, dated as of April 7, 2021 (the “Existing Credit Agreement”), The Amendment (i) provides for the issuance of a senior secured term loan under the Existing Credit Agreement, in an aggregate principal amount of $405,000,000 (the “Bridge Loan Facility”), (ii) permits the spin-off of a portion of J2’s Cloud Services business into a new publicly traded company, and (iii) provides for certain other changes to the Existing Credit Agreement as set forth in the Amendment. Citicorp North America, Inc. has committed to provide $243,000,000 of the Bridge Loan Facility and MUFG Union Bank, N.A. has committed to provide $162,000,000 of the Bridge Loan Facility.

In connection with its announcement of the proposed transaction, we announced our intention to redeem our 3.25% Convertible Senior Notes due 2029,and we subsequently redeemed all of the outstanding 3.25% Convertible Senior Notes due 2029 effective August 2, 2021. The cash portion of the redemption price for the principal amount of the notes was funded by the Bridge Loan Facility, with the remainder of the redemption price funded through the issuance of shares of J2 Global common stock.

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

In the first six months of 2021, the Company received capital call notices from the management of OCV Management, LLC for $11.1 million, inclusive of certain management fees. Of the outstanding balance, $10.1 million has been paid for the six months ended June 30, 2021.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $290.0 million and $241.6 million for the six months ended June 30, 2021 and 2020, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2021 compared to 2020 was attributable to additional income after considering noncash items, less cash outflow associated with accounts payable and accrued expenses and increased cash inflow associated with deferred revenue; partially offset by higher income tax payments. Our cash and cash equivalents were $347.9 million and $242.7 million at June 30, 2021 and December 31, 2020, respectively.

Net cash used in investing activities was $152.6 million and $96.9 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, net cash used in investing activities was primarily due to business acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized labor) and the purchase of investments; partially offset by proceeds from the sale of businesses. The increase in our net cash used in investing activities in 2021 compared to 2020 was primarily due to additional cash used for business acquisitions.

Net cash used in financing activities was $31.6 million and $101.5 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, net cash used in financing activities was primarily due to repurchase of common stock and business acquisitions. The change in net cash used in financing activities in 2021 compared to 2020 was primarily attributable to lower repurchases of common stock and business acquisitions.

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

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the three month period ended June 30, 2021, we repurchased no shares under this program. Cumulatively at June 30, 2021, 2,490,599 shares were repurchased at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2021

	Payments Due in (in thousands)
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt - principal (a)	$399,613	$—	$—	$—	$—	$1,300,000	$1,699,613
Long-term debt - interest (b)	24,089	44,313	44,313	44,313	44,313	183,063	384,404
Bridge loan (c)	—	2,811	—	—	—	—	2,811
Operating leases (d)	18,250	33,715	27,952	20,062	11,672	31,642	143,293
Finance leases (e)	279	315	30	—	—	—	624
Telecom services and co-location facilities (f)	2,528	1,663	389	5	—	—	4,585
Holdback payments (g)	4,145	13,688	—	—	—	—	17,833
Transition tax (h)	—	—	—	3,189	8,486	—	11,675
Self-Insurance (i)	13,574	9,285	—	—	—	—	22,859
Other (j)	758	598	—	—	—	—	1,356
Total	$463,236	$106,388	$72,684	$67,569	$64,471	$1,514,705	$2,289,053

(a)These amounts represent principal on long-term debt.
(b)These amounts represent interest on long-term debt.
(c)These amounts represent principal on short-term debt.
(d)These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.
(e)These amounts represent undiscounted future minimum rental commitments under noncancellable finance leases.
(f)These amounts represent service commitments to various telecommunication providers.
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

As of June 30, 2021, our liability for uncertain tax positions was $53.5 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented contingent consideration associated with acquisitions (other than contingent consideration which we have deemed as certain in terms of amount and timing) in the table above due to the uncertainty of the amounts and the timing of cash settlements. We have also not presented our remaining commitment to OCV Management, LLC of approximately $82.9 million due to the uncertainty of timing of funding requests.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2021, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of June 30, 2021, we had investments in debt securities with effective maturities greater than one year of approximately zero. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $347.9 million and $242.7 million, respectively.

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

On June 2, 2021, J2 Global, Inc. entered into a First Amendment (the “Amendment”) to Credit Agreement, dated as of April 7, 2021 (the “Existing Credit Agreement”). The Amendment (i) provides for the issuance of a senior secured term loan under the Existing Credit Agreement, in an aggregate principal amount of $405,000,000 (the “Bridge Loan Facility”), (ii) permits the spin-off of a portion of J2’s Cloud Services business into a new publicly traded company, and (iii) provides for certain other changes to the Existing Credit Agreement as set forth in the Amendment. Citicorp North America, Inc. has committed to provide $243,000,000 of the Bridge Loan Facility and MUFG Union Bank, N.A. has committed to provide $162,000,000 of the Bridge Loan Facility.

The loans under the Bridge Loan Facility (the “Bridge Loans”) bear interest at a rate per annum equal to (i) initially upon funding of the Bridge Loans, either a base rate plus 2.00%, or a LIBOR rate plus 3.00%, (ii) from six months after the funding date of the Bridge Loans until twelve months after the funding date of the Bridge Loans, either a base rate plus 2.50%, or a LIBOR rate plus 3.50%, and (iii) from twelve months after the funding date of the Bridge Loans until repayment of the Bridge Loans, either a base rate plus 3.00% or a LIBOR rate plus 4.00%. The Bridge Loan Facility will mature on the date that is 364 days after the funding date of the Bridge Loans, with two automatic extensions, each for an additional three months, if the spin-off transaction has not been declared effective. The proceeds of the Bridge Loan Facility were used to redeem J2’s 3.25% Convertible Senior Notes due 2029.

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

Foreign exchange gain (losses) for the three months ended June 30, 2021 and 2020 were $(0.9) million and $8.8 million, respectively, and for the six months ended June 30, 2021 and 2020 were $(0.4) million and $(1.1) million, respectively. The decrease in losses to our earnings in the three months ended June 30, 2021 were attributable to lower inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended June 30, 2021 and 2020 were $3.3 million and $(0.2) million, respectively, and for the six months ended June 30, 2021 and 2020 were $(5.2) million and $(8.9) million, respectively.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

See Note 11 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in J2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “10-K/10-Q Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2021. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K/10-Q Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K/10-Q Risk Factors.

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

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the six month period ended June 30, 2021, the Company repurchased no shares under this program. Cumulatively at June 30, 2021, 2,490,599 shares were repurchased at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired. See Note 13, “Stockholders’ Equity” of the Notes to the Condensed Consolidated Financial Statements.

The following table details the repurchases that were made under and outside the 2020 Program during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2021 - April 30, 2021	47,789	$121.41	—	7,509,401
May 1, 2021 - May 31, 2021	25,900	$121.54	—	7,509,401
June 1, 2021 - June 30, 2021	13,466	$133.59	—	7,509,401
Total	87,155		—	7,509,401
(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

10.1	Credit Agreement, dated as of April 7, 2021, among J2 Global, Inc., the Lenders from time to time party thereto and MUFG Union Bank, N.A., as Administrative Agent and Collateral Agent (3)

10.2
First Amendment to Credit Agreement, dated as of June 2, 2021, by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG (4) Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL
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

J2 Global, Inc.

Date:	August 9, 2021	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	August 9, 2021	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2021	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

10.1	Credit Agreement, dated as of April 7, 2021, among J2 Global, Inc., the Lenders from time to time party thereto and MUFG Union Bank, N.A., as Administrative Agent and Collateral Agent (3)

10.2
First Amendment to Credit Agreement, dated as of June 2, 2021, by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG (4) Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL

(1)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014.
(2)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 1, 2019.