Form 10-Q
period 2021-09-30
ZIFF DAVIS, INC.
filed 2021-11-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-25965
ZIFF DAVIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1053457
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
114 5th Avenue
New York, New York 10011
(Address of principal executive offices)
(212) 503-3500
(Registrant’s telephone number, including area code)
J2 Global, Inc., 700 S. Flower Street, 15th Floor, Los Angeles, California 90017
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ZD	Nasdaq Stock Market LLC

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

As of November 5, 2021, the registrant had 48,220,791 shares of common stock outstanding.

ZIFF DAVIS, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$546,467	$242,652
Short-term investments	—	663
Accounts receivable, net of allowances of $14,417 and $16,018, respectively	268,349	325,619
Prepaid expenses and other current assets	73,457	53,909
Total current assets	888,273	622,843
Long-term investments	110,718	97,495
Property and equipment, net	183,179	156,577
Operating lease right-of-use assets	88,331	105,845
Trade names, net	178,322	187,902
Customer relationships, net	301,897	377,194
Goodwill	1,861,332	1,867,430
Other purchased intangibles, net	160,943	176,473
Deferred income taxes, noncurrent	37,761	56,545
Other assets	19,901	17,027
TOTAL ASSETS	$3,830,657	$3,665,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$228,977	$230,651
Income taxes payable, current	1,793	31,753
Deferred revenue, current	197,901	190,644
Operating lease liabilities, current	31,636	32,211
Current portion of long-term debt	568,054	396,801
Other current liabilities	36	497
Total current liabilities	1,028,397	882,557
Long-term debt	1,110,699	1,182,220
Deferred revenue, noncurrent	15,189	14,440
Operating lease liabilities, noncurrent	84,519	99,177
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	54,178	57,081
Deferred income taxes, noncurrent	112,482	162,700
Other long-term liabilities	44,259	44,463
TOTAL LIABILITIES	2,461,398	2,454,313
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,825,827 and 44,346,630 shares at September 30, 2021 and December 31, 2020, respectively.	478	443
Additional paid-in capital	508,493	456,274
Retained earnings	931,477	809,107
Accumulated other comprehensive loss	(71,189)	(54,806)
TOTAL STOCKHOLDERS’ EQUITY	1,369,259	1,211,018
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,830,657	$3,665,331

See Notes to Condensed Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$444,252	$356,976	$1,271,480	$1,020,353

Cost of revenues (1)	64,302	55,822	185,462	171,755
Gross profit	379,950	301,154	1,086,018	848,598
Operating expenses:
Sales and marketing (1)	139,693	95,074	394,981	287,317
Research, development and engineering (1)	21,639	14,261	62,634	43,273
General and administrative (1)	122,477	114,381	359,498	312,283
Goodwill impairment on business	—	—	32,629	—
Total operating expenses	283,809	223,716	849,742	642,873
Income from operations	96,141	77,438	236,276	205,725
Interest expense, net	(19,862)	(22,712)	(62,832)	(65,879)
(Loss) gain on sale of businesses	(24,600)	17,122	(21,798)	17,122
Loss on investments, net	—	(156)	(16,677)	(20,991)
Other income, net	1,660	14,230	1,367	16,413
Income before income taxes and (loss) income from equity method investment, net	53,339	85,922	136,336	152,390
Income tax expense	8,847	24,330	16,723	49,011
(Loss) income from equity method investment, net	(1,923)	(709)	16,596	(10,799)
Net income	$42,569	$60,883	$136,209	$92,580

Net income per common share:
Basic	$0.91	$1.31	$3.01	$1.96
Diluted	$0.88	$1.31	$2.86	$1.93
Weighted average shares outstanding:
Basic	46,738,073	46,279,515	45,258,819	46,914,750
Diluted	48,582,585	46,309,072	47,565,062	47,620,308

(1) Includes share-based compensation expense as follows:
Cost of revenues	$108	$136	$357	$413
Sales and marketing	427	321	1,160	1,135
Research, development and engineering	613	425	1,690	1,340
General and administrative	5,607	4,918	15,912	15,755
Total	$6,755	$5,800	$19,119	$18,643

See Notes to Condensed Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$42,569	$60,883	$136,209	$92,580
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(11,101)	(3,202)	(16,269)	(12,085)
Change in fair value on available-for-sale investments, net of tax expense of $37 for the three and nine months ended September 30, 2021, respectively, and $141 and $314 for the three and nine months ended September 30, 2020, respectively.	(114)	8	(114)	553
Other comprehensive loss, net of tax	(11,215)	(3,194)	(16,383)	(11,532)
Comprehensive income	$31,354	$57,689	$119,826	$81,048

See Notes to Condensed Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2021	2020
Net income	$136,209	$92,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,443	163,680
Amortization of financing costs and discounts	21,295	21,393
Non-cash operating lease costs	8,366	15,686
Share-based compensation	19,119	18,643
Provision for doubtful accounts	7,934	9,508
Deferred income taxes, net	2,537	7,815
Loss (gain) on sale of businesses	21,798	(17,122)
Lease asset impairments	9,410	9,786
Goodwill impairment on business	32,629	—
Changes in fair value of contingent consideration	(567)	(243)
Foreign currency remeasurement gain	181	(15,919)
(Income) loss from equity method investments	(16,596)	10,799
Loss on equity and debt investments	16,677	20,826
Decrease (increase) in:
Accounts receivable	49,888	57,560
Prepaid expenses and other current assets	(10,610)	(3,279)
Other assets	(2,378)	543
Increase (decrease) in:
Accounts payable and accrued expenses	(1,409)	(26,430)
Income taxes payable	(37,863)	(496)
Deferred revenue	4,774	(10,494)
Operating lease liabilities	(19,346)	(12,857)
Liability for uncertain tax positions	(2,903)	7,746
Other long-term liabilities	(5,336)	6,284
Net cash provided by operating activities	430,252	356,009
Cash flows from investing activities:
Proceeds on sale of available-for-sale investments	663	—
Distribution from equity method investment	15,327	—
Purchases of equity method investment	(22,249)	(29,979)
Purchases of equity investments	(999)	(843)
Purchases of property and equipment	(87,495)	(71,266)
Proceeds from sale of assets	—	507
Acquisition of businesses, net of cash received	(112,444)	(27,156)
Proceeds from sale of businesses, net of cash divested	48,876	24,353
Purchases of intangible assets	(1,255)	(2,902)
Net cash used in investing activities	(159,576)	(107,286)
Cash flows from financing activities:
Payment of debt	(402,414)	—
Payment of note payable	—	(400)
Proceeds from bridge loan	485,000	—
Repurchase of common stock	(29,855)	(238,905)
Issuance of common stock under employee stock purchase plan	4,232	3,303
Exercise of stock options	2,880	952
Deferred payments for acquisitions	(13,387)	(20,427)

Other	(6,619)	(1,377)
Net cash provided by (used in) financing activities	39,837	(256,854)
Effect of exchange rate changes on cash and cash equivalents	(6,698)	446
Net change in cash and cash equivalents	303,815	(7,685)
Cash and cash equivalents at beginning of period	242,652	575,615
Cash and cash equivalents at end of period	$546,467	$567,930

See Notes to Condensed Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2020 and 2021
(unaudited, in thousands, except share amounts)

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, July 1, 2020	46,892,691	$469	$467,267	$850,232	$(54,800)	$1,263,168
Net income (loss)	—	—	—	60,883	—	60,883
Other comprehensive income, net of tax expense of $141	—	—	—	—	(3,194)	(3,194)
Vested restricted stock	19,893	—	—	—	—	—
Repurchase and retirement of common stock	(2,145,243)	(21)	(21,442)	(128,973)	—	(150,436)
Share based compensation	—	—	5,800	—	—	5,800
Other, net	—	—	116	—	—	116
Balance, September 30, 2020	44,767,341	$448	$451,741	$782,142	$(57,994)	$1,176,337

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, July 1, 2021	44,708,235	$447	$461,422	$892,605	$(59,974)	$1,294,500
Net income	—	—	—	42,569	—	42,569
Other comprehensive income, net of tax expense of $37	—	—	—	—	(11,215)	(11,215)
Exercise of stock options	23,250	—	1,549	—	—	1,549
Redemption of 3.25% Convertible Note including tax impact	3,031,817	31	44,192	—	—	44,223
Vested restricted stock	112,166	1	(1)	—	—	—
Repurchase and retirement of common stock	(49,641)	(1)	(3,035)	(3,885)	—	(6,921)
Share based compensation	—	—	6,755	—	—	6,755
Other, net	—	—	(2,389)	188	—	(2,201)
Balance, September 30, 2021	47,825,827	$478	$508,493	$931,477	$(71,189)	$1,369,259

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2020	47,654,929	$476	$465,652	$891,526	$(46,462)	$1,311,192
Net income	—	—	—	92,580	—	92,580
Other comprehensive income, net of tax expense of $314	—	—	—	—	(11,532)	(11,532)
Exercise of stock options	41,530	—	1,583	(631)	—	952
Issuance of shares under employee stock purchase plan	53,694	—	3,303	—	—	3,303
Vested restricted stock	267,894	3	(3)	—	—	—
Redemption of 3.25% Convertible Note including tax impact	—	—	(12)	—	—	(12)
Repurchase and retirement of common stock	(3,250,706)	(31)	(37,541)	(201,333)	—	(238,905)
Share based compensation	—	—	18,643	—	—	18,643
Other, net	—	$—	$116	$—	$—	$116
Balance, September 30, 2020	44,767,341	$448	$451,741	$782,142	$(57,994)	$1,176,337

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2021	44,346,630	$443	$456,274	$809,107	$(54,806)	$1,211,018
Net income	—	—	—	136,209	—	136,209
Other comprehensive income, net of tax expense of $37	—	—	—	—	(16,383)	(16,383)
Exercise of stock options	68,601	1	2,879	—	—	2,880
Issuance of shares under employee stock purchase plan	58,145	1	4,231	—	—	4,232
Redemption of 3.25% Convertible Note including tax impact	3,050,850	31	44,191	—	—	44,222
Vested restricted stock	546,684	5	(5)	—	—	—
Repurchase and retirement of common stock	(245,083)	(3)	(15,825)	(14,027)	—	(29,855)
Share based compensation	—	—	19,119	—	—	19,119
Other, net	—	—	(2,371)	188	—	(2,183)
Balance, September 30, 2021	47,825,827	$478	$508,493	$931,477	$(71,189)	$1,369,259

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
1.Basis of Presentation

Description of Business
As of September 30, 2021, J2 Global, Inc., together with its subsidiaries (“J2 Global”, the “Company”, “our”, “us”, or “we”), was a leading provider of internet information and services. The Digital Media business specialized in the technology, shopping, gaming, and healthcare markets offering content, tools and services to consumers and businesses. The Cloud Services business provided cloud-based subscription services to consumers and businesses including cloud fax, cybersecurity, privacy and marketing technology.
On October 7, 2021, in connection with the spin-off of its cloud fax business described further below, the Company changed its name from J2 Global, Inc. to Ziff Davis, Inc. (“Ziff Davis”). Additionally, starting October 8, 2021, the Company’s common stock began trading under the stock symbol “ZD.”
The accompanying interim Condensed Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Consensus, Inc. Spin-Off

On September 21, 2021, the Company announced that its Board of Directors approved its previously announced separation of the cloud fax business (the “Separation”) into an independent publicly traded company, Consensus Cloud Solutions, Inc. (“Consensus”). On October 7, 2021 (the “Distribution Date”), the Separation was completed and the Company transferred J2 Cloud Services, LLC to Consensus, Inc. who in turn transferred non-fax assets and liabilities back to Ziff Davis such that Consensus was left with the cloud fax business. The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. The Company’s stockholders of record received one share of Consensus common stock for every three shares of J2 Global’s common stock. On October 8, 2021, Consensus began trading on Nasdaq under the stock symbol “CCSI”. Ziff Davis, Inc. (formerly J2 Global, Inc.) retained a 19.9% interest in Consensus following the Separation.

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

Allowances for Doubtful Accounts

The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.

Revenue Recognition

The Company recognizes revenue when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (see Note 3 - Revenues).

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

The Company has concluded that, as a limited partner, although the obligation to absorb losses or the right to benefit from the gains is not insignificant, the Company does not have “power” over OCV because it does not have the ability to direct the significant decisions which impact the economics of OCV. The Company believes that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impact the OCV Fund’s economic performance. As a result, the Company has concluded that it will not consolidate OCV, as it is not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting. See Note 5, “Investments”.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. During the three and nine months ended September 30, 2021, the Company recorded an impairment of certain operating right-of-use assets (see Note 10 - Leases). In the third quarter of 2020, the Company recorded impairment of certain operating right-of-use assets and associated property and equipment. (see Note 10 - Leases).

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

Business Combinations and Valuation of Goodwill and Intangible Assets

The Company applies the acquisition method of accounting for business combinations in accordance with GAAP and uses estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets, and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue growth rates, gross margins, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. The Company uses established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years and are included in general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. In the second quarter of 2021, the Company recorded an impairment to goodwill associated with the plan to sell the Company’s B2B Backup business. This sale closed during the third quarter of 2021 (see Note 6 – Dispositions). No impairment was recorded in the third quarter of 2020. In the first quarter of 2021, the Company changed the annual goodwill impairment assessment date for the Cloud Services business from September 30 to October 1, as it determined this date is preferable, and concluded this was not a material change in accounting principal.

Contingent Consideration

Certain of the Company’s acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future income thresholds or other metrics. The contingent earn-out arrangements are based upon the Company’s valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.

The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the Condensed Consolidated Balance Sheets. The Company considers several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of the Company’s other key employees. The contingent earn-out payments are not affected by employment termination.

The Company measures the contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 7 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and the amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in its Condensed Consolidated Statements of Cash Flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Changes in the estimated fair value of its contingent earn-out liabilities are reported in general and administrative expenses on the Condensed Consolidated Statements of Operations.

Income Taxes

The Company’s income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The Company accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. The valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on its Condensed Consolidated Statements of Operations.

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

Share-Based Compensation

The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, the Company measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, the Company may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the historical exercise behavior of its employees.

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

The Company generates Digital Media revenues through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized over the contract term for use of the asset. Technology assets are also licensed to clients. These assets are recognized over the term of the access period. The Digital Media business also generates revenue from other sources which include marketing and production services. Such other revenues are generally recognized over the period in which the products or services are delivered.

The Company also generates Digital Media revenues from transactions involving the sale of perpetual software licenses, related software support and maintenance, hardware used in conjunction with its software, and other related services. Revenue is recognized for these software transactions with multiple performance obligations after (i) the Company has had an approved contract and is committed to perform the respective obligations and (ii) the Company can identify and quantify each obligation and its respective selling price. Once the respective performance obligations have been identified and quantified, revenue will be recognized when the obligations are met, either over time or at a point in time depending on the nature of the obligation.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Digital Media	2021	2020	2021	2020
Advertising (a)	$198,794	$138,441	$574,465	$380,188
Subscription and licensing (a)	52,010	44,423	145,935	121,028
Other (a)	11,625	3,920	22,880	12,246
Total Digital Media revenues	$262,429	$186,784	$743,280	$513,462

Cloud Services
Subscription and licensing	$182,087	$170,233	$528,699	$507,021
Other	92	15	267	69
Total Cloud Services revenues	$182,179	$170,248	$528,966	$507,090

Corporate	$—	$—	$—	$1
Elimination of inter-segment revenues	(356)	(56)	(766)	(200)
Total Revenues	$444,252	$356,976	$1,271,480	$1,020,353

Timing of revenue recognition
Point in time	$13,606	$8,396	$30,669	$19,366
Over time	430,646	348,580	1,240,811	1,000,987
Total	$444,252	$356,976	$1,271,480	$1,020,353

(a) The Company reclassified approximately $3.2 million and $8.8 million of revenue during the three and nine months ended September 30, 2020, respectively, from ‘Subscription and licensing’ to ‘Advertising’ and reclassified approximately $1.7 million and $6.7 million during the three and nine months ended September 30, 2020, respectively, from “Subscription and licensing’ to ‘Other’ to conform with current period presentation. These reclassifications were made in order to separate games publishing revenue from traditional advertising revenue.

The Company has recorded $31.8 million and $29.0 million of revenue for the three months ended September 30, 2021 and 2020, respectively, and $161.2 million and $142.5 million of revenue for the nine months ended September 30, 2021 and 2020, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of September 30, 2021, the Company acquired $7.2 million in deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

Subscription and Licensing

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

The Company completed the following acquisitions during the first nine months of fiscal 2021, paying the purchase price in cash in each transaction: (a) an asset purchase of DailyOM, acquired on April 30, 2021, a California-based-based provider of health and wellness digital media, content and learning business; (b) a share purchase of SEOmoz, acquired on June 4, 2021, a Seattle-based provider of search engine optimization (“SEO”) solutions; (c) an asset purchase of Solutelia, LLC, acquired on July 15, 2021, a Colorado-based on-demand wireless telecommunications network monitoring and analysis, testing and optimization software business and related wireless telecommunications engineering services business; (d) a stock purchase of Arthur L. Davis Publishing, acquired on September 23, 2021, an Iowa-based digital nursing publication; and (e) three immaterial Digital Media acquisitions.

The Condensed Consolidated Statement of Operations since the date of each acquisition and balance sheet as of September 30, 2021, reflect the results of operations of all 2021 acquisitions. For the nine months ended September 30, 2021, these acquisitions contributed $21.3 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $135.1 million net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

Assets and Liabilities	Valuation
Accounts receivable	$5,167
Prepaid expenses and other current assets	1,639
Property and equipment	1,838
Operating lease right-of-use assets, noncurrent	5,888
Trade names	11,843
Customer relationship	11,521
Goodwill	85,552
Other intangibles	35,285
Deferred tax asset	230
Accounts payable and accrued expenses	(2,800)
Deferred revenue	(7,192)
Operating lease liabilities, current	(7,191)
Other current liabilities	(14)
Deferred tax liability	(4,936)
Other long-term liabilities	(1,726)
Total	$135,104

During the nine months ended September 30, 2021, the purchase price accounting has been finalized for EDC Systems Inc (operating under the name “SRFax”), Inspired eLearning and other immaterial Digital Media and Cloud Services businesses. The initial accounting for the 2021 acquisitions are incomplete and subject to change. The Company has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the nine months ended September 30, 2021, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $1.5 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Voice, Backup, Security and CPP businesses which resulted in a net increase in goodwill of $0.5 million. (see Note 8 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2021 is $85.6 million, of which $44.1 million is expected to be deductible for income tax purposes.

Pro Forma Financial Information for All 2021 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions that the Company believes to be reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had the Company and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2020. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2021 acquisitions as if each acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Revenues	$1,313,417	$1,084,967
Net income	$143,420	$95,036
EPS - Basic	$3.17	$2.02
EPS - Diluted	$3.01	$1.99

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

The following table summarizes the gross unrealized gains and losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Reported Amount
September 30, 2021
Equity securities	$31,777	$(16,677)	$(479)	$14,621
Total	$31,777	$(16,677)	$(479)	$14,621

December 31, 2020
Equity securities	$50,384	$(19,605)	$(479)	$30,300
Total	$50,384	$(19,605)	$(479)	$30,300

During the second quarter of 2021, the Company recorded a $16.7 million impairment loss on investments related to a decline in value due to a pending sales transaction of an investee. The Company is not expected to recover the recorded cost of these securities and has reduced such amount to what the Company expects to receive as a result of the sale.

During the first nine months of 2020, the Company recorded a loss on investments of $21.0 million, which consists primarily of the following:

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

At September 30, 2021, cumulative impairment losses on these securities were $40.5 million.

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Corporate debt securities	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2020
Corporate debt securities	$511	$152	$—	$663
Total	$511	$152	$—	$663

The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes the Company’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2021	December 31, 2020
Due within 1 year	$—	$663
Due within more than 1 year but less than 5 years	—	—
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$—	$663

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

In the first nine months of 2021, the Company received capital call notices from the management of OCV Management, LLC for $21.2 million, inclusive of certain management fees, of which $21.2 million has been paid for the nine months ended September 30, 2021. In the first nine months of 2020, the Company received capital call notices from the management of OCV Management, LLC for $31.0 million, inclusive of certain management fees, of which $30.0 million had been paid for the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, the Company received distributions from OCV of $15.3 million and $15.3 million, respectively.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the three months ended September 30, 2021 and 2020, the Company recognized an investment loss of $(1.9) million and $(0.7) million, net of tax benefit, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized an investment gain (loss) of $16.6 million and $(10.8) million, net of tax (benefit) expense, respectively. The fiscal 2021 gain was primarily the result of gains in the underlying investments. The fiscal 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million, net of tax benefit. In addition, The Company recognized an investment loss in the amount of $3.8 million, net of tax benefit. The loss is presented in the Company’s Condensed Consolidated Statement of Operations as income (loss) from equity method investment, net.

During the three months ended September 30, 2021 and 2020, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized management fees of $2.3 million and $2.3 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	September 30, 2021	December 31, 2020
Equity method investment	$96,097	$67,195
Maximum exposure to loss	$96,097	$67,195

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

6.Dispositions

During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. Such assets were recorded within the Voice, Backup, Security, and CPP reportable segment. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. As of September 30, 2021, the total gain recognized on the sale was $2.8 million which was recorded in (loss) gain on sale of businesses on the Condensed Consolidated Statement of Operations.

During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. The B2B Backup business met the held for sale criteria, and accordingly, the assets and liabilities were presented as held for sale on the Condensed Consolidated Statement of Operations at March 31, 2021 and June 30, 2021. The business is recorded within the Voice, Backup, Security, and CPP reportable segment. During the second quarter of 2021, the Company received an offer to purchase the B2B Backup business and management determined that the fair value of the business less cost to sell was lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million during the second quarter of 2021, which was recorded in impairment of business on the Condensed Consolidated Statement of Operations (see Note 8 - Goodwill and Intangible Assets). On September 17, 2021, in a cash transaction, the Company sold the B2B Backup business. As of September 30, 2021, the total loss recognized on the sale was $24.6 million which was recorded in loss on sale of business on the Condensed Consolidated Statement of Operations.
7.Fair Value Measurements

The Company complies with the provisions of ASC 820, which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s money market funds are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs. The fair value of the Company’s debt instruments at September 30, 2021 and December 31, 2020 was $2.0 billion and $2.0 billion, respectively (see Note 9 - Debt).

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

The following table presents the fair values, valuation techniques, unobservable inputs, and ranges of the Company’s financial liabilities categorized within Level 3. The weighted averages below are a product of the unobservable input and fair value of the contingent consideration arrangement as of September 30, 2021.

	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent Consideration	Option-Based Model	Risk free rate	1.9% - 2.2%	2.0%
		Debt spread	0.0% - 74.7%	13.6%
		Probabilities	100.0%	100.0%
		Present value factor	2.2% - 26.9%	15.4%
		Discount rate	27.3% - 38.0%	32.3%

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2021	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$10,391	$—	$—	$10,391	$10,391
Corporate debt securities	—	—	—	—	—
Total assets measured at fair value	$10,391	$—	$—	$10,391	$10,391

Liabilities:
Contingent consideration	$—	$—	$9,296	$9,296	$9,296
Debt	1,975,779	—	—	1,975,779	1,678,753
Total liabilities measured at fair value	$1,975,779	$—	$9,296	$1,985,075	$1,688,049

December 31, 2020	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$10,413	$—	$—	$10,413	$10,413
Corporate debt securities	—	663	—	663	663
Total assets measured at fair value	$10,413	$663	$—	$11,076	$11,076

Liabilities:
Contingent consideration	$—	$—	$9,094	$9,094	$9,094
Debt	1,960,527	—	—	1,960,527	1,579,021
Total liabilities measured at fair value	$1,960,527	$—	$9,094	$1,969,621	$1,588,115

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2021	$9,094
Contingent consideration	6,600
Total fair value adjustments reported in earnings	(567)	General and administrative
Contingent consideration payments	(5,831)	Not applicable
Balance as of September 30, 2021	$9,296

In connection with the Company’s acquisition activity, contingent consideration of up to $14.9 million may be payable upon achieving certain revenue, and/or unique visitor thresholds and had a combined fair value of $9.3 million and $9.1 million at September 30, 2021 and December 31, 2020, respectively. Due to the achievement of certain thresholds, $5.8 million was paid in the first nine months of 2021.

During the nine months ended September 30, 2021, the Company recorded a decrease in the fair value of the contingent consideration of $0.6 million and reported such decrease in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2021 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2021	$425,471	$499,025	$924,496	$942,934	$1,867,430
Goodwill acquired (Note 4)	41,152	—	41,152	44,400	85,552
Goodwill removed due to sale of businesses (1)	—	(50,276)	(50,276)	—	(50,276)
Goodwill impairment (2)	—	(32,629)	(32,629)	—	(32,629)
Purchase accounting adjustments (3)	—	505	505	(1,468)	(963)
Foreign exchange translation	(3,462)	(3,890)	(7,352)	(430)	(7,782)
Balance as of September 30, 2021	$463,161	$412,735	$875,896	$985,436	$1,861,332

(1) On February 9, 2021, in a cash transaction, the Company sold certain of its Voice assets in the United Kingdom which resulted in $1.3 million of goodwill being removed in connection with this sale and on September 17, 2021, the Company sold certain of its B2B Backup assets which resulted in $49.0 million of goodwill being removed in connection with the sale (see Note 6 - Dispositions).

(2) During the nine months ended September 30, 2021, the Company had an impairment to goodwill of $32.6 million in connection with certain B2B Backup assets.

(3) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of September 30, 2021 and December 31, 2020 as follows (in thousands):

	September 30, 2021	December 31, 2020
Trade names	$27,412	$27,460
Other	4,317	4,329
Total	$31,729	$31,789

Intangible Assets Subject to Amortization:

As of September 30, 2021, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	9.7 years	$258,382	$107,472	$150,910
Patent and patent licenses	5.4 years	67,962	67,250	712
Customer relationships (1)	8.6 years	764,852	462,955	301,897
Other purchased intangibles	4.2 years	468,934	313,020	155,914
Total		$1,560,130	$950,697	$609,433

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

Amortization expense, included in general and administrative expense, approximated $47.8 million and $41.2 million for the three months ended September 30, 2021 and 2020, respectively, and $144.3 million and $115.6 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense is estimated to approximate $43.8 million, $143.5 million, $123.2 million, $80.2 million and $75.1 million for the remaining three months of fiscal year 2021 through fiscal year 2025, respectively, and $143.6 million thereafter through the duration of the amortization period.

9.    Debt

The Company’s debt as of September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	September 30, 2021	December 31, 2020
4.625% Senior Notes	$750,000	$750,000
Convertible Notes:
3.25% Convertible Notes	—	402,414
1.75% Convertible Notes	550,000	550,000
Total Notes	1,300,000	1,702,414
Paycheck Protection Program Loan	—	910
Bridge Loan	485,000	—
Less: Unamortized discount	(96,429)	(112,798)
Deferred issuance costs	(9,818)	(11,505)
Total debt	1,678,753	1,579,021
Less: current portion	(568,054)	(396,801)
Total long-term debt, less current portion	$1,110,699	$1,182,220

4.625% Senior Notes

On October 7, 2020, the Company completed the issuance and sale of $750 million aggregate principal amount of its 4.625% senior notes due 2030 (the“4.625% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The Company received proceeds of $742.7 million after deducting the initial purchasers’ discounts, commissions and offering expenses. The net proceeds were used to redeem all of its outstanding 6.0% Senior Notes due in 2025 and, remaining net proceeds were available for general corporate purposes which may include acquisitions and the repurchase or redemption of other outstanding indebtedness.

The 4.625% Senior Notes bear interest at a rate of 4.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 4.625% Senior Notes mature on October 15, 2030, and are senior unsecured obligations of the Company which are guaranteed, jointly and severally, on an unsecured basis by certain of the Company’s existing and future domestic direct and indirect wholly-owned subsidiaries (collectively, the “Guarantors”). If the Company or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an Insignificant Subsidiary (as defined in the indenture pursuant to which the 4.625% Senior Notes were issued (the “Indenture”)), after the issue date, or any Insignificant Subsidiary ceases to fit within the definition of Insignificant Subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Company’s obligations under the 4.625% Senior Notes.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of September 30, 2021.

On September 24, 2021, the Company announced the commencement of a cash tender offer for up to a maximum aggregate amount of $90.0 million of its 4.625% Senior Notes. Accordingly, as of September 30, 2021, the Company has classified $83.3 million of its 4.625% Senior Notes as short-term on its Condensed Consolidated Balance Sheet as of September 30, 2021.The remainder of the 4.625% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheet as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the estimated fair value of the 4.625% Senior Notes was approximately $797.9 million and $796.9 million, and was based on recent quoted market prices or dealer quotes for the 4.625% Senior Notes which are Level 1 inputs (see Note 7 - Fair Value Measurements).

3.25% Convertible Notes

On June 10, 2014, the Company issued $402.5 million aggregate principal amount of 3.25% convertible senior notes due June 15, 2029 (the “3.25% Convertible Notes”). The 3.25% Convertible Notes bore interest at a rate of 3.25% per annum, payable semiannually in arrears on June 15 and December 15 of each year. Beginning with the six-month interest period commencing on June 15, 2021, the Company had to pay contingent interest on the 3.25% Convertible Notes during any six-month interest period if the trading price per $1,000 principal amount of the 3.25% Convertible Notes for each of the five trading days immediately preceding the first day of such interest period equaled or exceeded $1,300. Any contingent interest payable on the 3.25% Convertible Notes would have been in addition to the regular interest payable on the 3.25% Convertible Notes.

In connection with the spin-off of Consensus, the Company called its 3.25% Convertible Notes for redemption and on August 2, 2021, the Company redeemed in full all of its outstanding 3.25% Convertible Notes. During the three and nine months ended September 30, 2021, the Company satisfied its conversion obligation by paying the principal of $399.6 million and $402.4 million, respectively, in cash and issued 3,031,817 and 3,050,850 shares of the Company’s common stock. respectively (see Note 13 - Stockholders’ Equity).

The 3.25% Convertible Notes were carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the 3.25% Convertible Notes at each balance sheet date was determined based on recent quoted market prices or dealer quotes for the 3.25% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information was not available, the fair value was determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2021 and December 31, 2020, the estimated fair value of the 3.25% Convertible Notes was approximately zero and $593.1 million, respectively.

1.75% Convertible Notes

On November 15, 2019, the Company issued $550.0 million aggregate principal amount of 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”). the Company received proceeds of $537.1 million in cash, net of purchasers’ discounts and commissions and other debt issuance costs. A portion of the net proceeds were used to pay off all amounts outstanding under the then-existing Credit Facility. The 1.75% Convertible Notes bear interest at a rate of 1.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The 1.75% Convertible Notes will mature on November 1, 2026, unless earlier converted or repurchased.

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. During the third quarter of 2021 and the fourth quarter of 2020, the last reported sale price of the Company’s common stock did not meet the conversion price threshold requirements of the 1.75% Convertible Notes. Therefore, the net carrying amount of the 1.75% Convertible Notes is classified as long-term debt on the Condensed Consolidated Balance Sheets.

As of September 30, 2021, the conversion rate is 7.9864 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents an conversion price of approximately $125.21 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

The Company may not redeem the 1.75% Convertible Notes prior to November 1, 2026, and no sinking fund is provided for the 1.75% Convertible Notes.

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

The Company estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.5% for the 1.75% Convertible Notes and determined the debt discount to be $118.9 million. As a result, a conversion premium after tax of $88.1 million (net of $2.8 million of the deferred issuance costs) are recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the maturity date of November 1, 2026, which management believes is the expected life of the 1.75% Convertible Notes using an interest rate of 5.5%. As of September 30, 2021, the remaining period over which the unamortized debt discount will be amortized is 5.1 years.

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through the maturity date. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. As of September 30, 2021, the unamortized deferred issuance costs were $8.0 million.

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2021 and December 31, 2020, the estimated fair value of the 1.75% Convertible Notes was approximately $692.9 million and $569.7 million, respectively.

Credit Facility and Bridge Loan

On April 7, 2021, the Company entered into a $100.0 million Credit Agreement (the “Credit Agreement”). Subject to customary conditions, the Company may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250.0 million, for a total aggregate commitment of up to $350.0 million. The final maturity of the Credit Facility will occur on April 7, 2026.

On June 2, 2021, June 21, 2021, August 20, 2021 and September 16, 2021, the Company entered into First, Second, Third and Fourth Amendments (together the “Amendments”) to the Credit Agreement. The Amendments (i) provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $485.0 million (the “Bridge Loan Facility”), (ii) permitted the spin-off of the Company’s cloud fax business into a new publicly traded company, and (iii) provided for certain other changes to the Credit Agreement.

The Bridge Loan Facility bore interest at a rate per annum equal to (i) initially upon funding of the loan, either a base rate plus 2.00%, or a LIBOR rate plus 3.00%, (ii) from six months after the funding date of the Bridge Loan Facility until twelve months after the funding date of the Bridge Loan Facility, either a base rate plus 2.50%, or a LIBOR rate plus 3.50%, and (iii) from twelve months after the funding date of the Bridge Loan Facility until repayment of the Bridge Loan Facility, either a base rate plus 3.00% or a LIBOR rate plus 4.00%. The Bridge Loan Facility was to mature on the date that is 364 days after the funding date of the Bridge Loan Facility, with two automatic extensions, each for an additional three months, if SEC approval of the spin-off transaction was still outstanding. As of September 30, 2021, the Company had drawn on the full amount of the Bridge Loan Facility with $485.0 million outstanding. The proceeds of the Bridge Loan Facility were used to redeem the Company’s 3.25% Convertible Notes. As of September 30, 2021, the estimated fair value of the Bridge Loan Facility was $485.0 million. Refer to Note 18 - Subsequent Events for information on the extinguishment of the Bridge Loan subsequent to September 30, 2021 in connection with the spin-off of the cloud fax business.

The Company was required to pay a funding fee of 0.50% of the aggregate principal amount of Bridge Loan Facility made on the funding date thereof, as well as a duration fee of 0.25% of the aggregate principal amount of outstanding Bridge Loans on the sixth month anniversary of the funding of the Bridge Loans, and a fee of 0.50% of the aggregate principal amount of outstanding Bridge Loans on each of the nine-month, twelve-month and fifteen-month anniversaries of the funding of the Bridge Loans.

Paycheck Protection Program Loan

Through the acquisition of certain businesses in 2020, the Company acquired $0.9 million of outstanding debt originating from the Paycheck Protection Program. During the second quarter of 2021, the Company received approval from the SBA to forgive the entire amount of the outstanding PPP loans, which was subsequently forgiven in full.

10.Leases

The Company leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2031. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.

For the first nine months of 2021, the Company recorded impairments of $9.4 million on its operating lease right of use assets primarily related to exiting certain lease space as the Company regularly evaluates its office space requirements in light more of its workforce working from home as part of a permanent “remote” or “partial remote” work model. During the third quarter of 2020, the Company had also decided to exit and seek subleases for certain leased facilities in the Digital Media reportable segment primarily also due to work from home models. The Company recorded a non-cash impairment charge of $9.8 million related to operating lease right-of-use assets for the affected facilities and an impairment charge of $3.6 million for associated property and equipment. The impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate which represent Level 3 unobservable inputs. The impairments are presented in general and administrative expenses on the Condensed Consolidated Statements of Operations.

In certain agreements in which the Company leases office space where the Company is the tenant, it subleases the site to various other companies through a sublease agreement.

Finance leases are not material to the Company’s Condensed Consolidated Financial Statements and are therefore not included in the disclosures below.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating lease cost	$6,173	$16,888	$23,976	$33,106
Short-term lease cost	712	264	2,653	1,357
Total lease cost	$6,885	$17,152	$26,629	$34,463

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$88,331	$105,845
Total operating lease right-of-use assets	$88,331	$105,845

Operating lease liabilities, current	$31,636	$32,211
Operating lease liabilities, noncurrent	84,519	99,177
Total operating lease liabilities	$116,155	$131,388

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,869	$21,764
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,274	$7,968

Other supplemental operating lease information consists of the following:

	September 30, 2021	December 31, 2020

Operating leases:
Weighted average remaining lease term	5.1 years	5.2 years
Weighted average discount rate	3.83%	3.93%

Maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Operating Leases
Fiscal Year:
2021 (remainder)	$8,507
2022	31,926
2023	26,494
2024	18,840
2025	10,496
Thereafter	35,250
Total lease payments	$131,513
Less: Imputed interest	15,358
Present value of operating lease liabilities	$116,155

Total sublease income for the three months ended September 30, 2021 and 2020 was $0.5 million and $0.4 million, respectively, and was $1.4 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively. Total estimated aggregate sublease income to be received in the future is $5.2 million.

For the first nine months of 2020, the Company recorded $2.1 million associated with its sublease tenants in default as a result of the economic effects of COVID-19. The impairment is presented in general and administrative expense on the Condensed Consolidated Statement of Operations.

Significant Judgments

Discount Rate

The majority of the Company’s leases are discounted using the Company’s incremental borrowing rate as the rate implicit in the lease is not readily determinable. Rates are obtained from various large banks to determine the appropriate incremental borrowing rate each quarter for collateralized loans with a maturity similar to the lease term.

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

11.Commitments and Contingencies

Litigation

From time to time, the Company and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against the Company and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief.

On January 21, 2016, Davis Neurology, P.A. filed a putative class action lawsuit against two Company affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On March 20, 2017, the District Court granted a motion for judgment on the pleadings filed by the Company affiliates and dismissed all claims against the Company affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. On January 29, 2019, after further appeals were exhausted, the case was remanded to the Arkansas state court. On April 1, 2019, the state court granted a motion for class certification filed by the plaintiff in 2016. Because the prior removal to federal court had deprived the state court of jurisdiction, the Company affiliates had not yet filed an opposition brief to the 2016 motion when the state court granted the motion. The Company affiliates appealed the order. On July 15, 2019, the Company affiliates removed the case to federal court pursuant to the Class Action Fairness Act of 2005. On November 26, 2019 the court denied the Plaintiff’s motion to remand. On December 20, 2019, the court granted the Plaintiff’s motion for leave to amend its complaint. On May 21, 2020, the court denied the Company affiliates’ motion to dismiss. On February 18, 2021, the parties filed a motion for preliminary approval of the class settlement, certification of a settlement class and for permission to disseminate notice, which was granted on May 11, 2021. On September 3, 2021, the court granted final approval of the class settlement.

On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against the Company in the Central District of California (20-cv-06906), alleging violations of federal securities laws. The Company has moved to dismiss the consolidated class action complaint. The court granted the motion to dismiss and the plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint.

On September 24, 2020, International Union of Operating Engineers of Eastern Pennsylvania and Delaware filed an action lawsuit in the Delaware Court of Chancery (C.A. No. 2020-0819-VCL) asserting derivative claims for breach of fiduciary duty and related theories against directors of the Company and other third parties relating generally the investment by the Company in OCV Fund I, L.P. (the “Chancery Court Derivative Action”). On November 17, 2020, the court entered an order allowing Orlando Police Pension Fund to intervene as a plaintiff in the case. The parties have reached an agreement to settle the lawsuit, which requires court approval. On July 29, 2021, the parties filed a stipulation of settlement that provides the terms of the settlement and begins the settlement approval process with the Court.

On December 11, 2020, Danning Huang filed a lawsuit in the District of Delaware (20-cv-01687-LPS) asserting derivative claims against directors of the Company and other third parties. The lawsuit alleges violations of Section 14(a), Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as breach of fiduciary duty, unjust enrichment and abuse of control.

On March 24, 2021, Fritz Ringling filed a lawsuit in the District of Delaware (21-cv-00421-UNA) asserting substantially similar derivative claims, and on April 8, 2021, the district court consolidated the two actions under the caption In re J2 Global Stockholder Derivative Litigation. No.: 20-cv-01687-LPS. As part of the settlement of the Chancery Court Derivative Action described above, the Company and its directors and officers intend to defend against the remaining claims.

The Company does not believe, based on current knowledge, that the foregoing legal proceedings or claims, after giving effect to existing accrued liabilities, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows in a particular period.
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
The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $24.4 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.

12.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 16.6% and 28.3% for the three months ended September 30, 2021 and 2020, respectively and 12.3% and 32.2% for the nine months ended September 30, 2021 and 2020, respectively. The Company’s decreased rate during the three and nine months ended September 30, 2021 is primarily due to the recognition of a tax benefit from the disposition and impairment of the backup business to business unit and a reduction in our net reserve for uncertain tax positions with no similar events for the period ending September 30, 2020. During the nine months ended September 30, 2020 the Company recognized an increase in tax expense related to establishing a valuation allowance on deferred tax assets related to the impairment of certain investments with no similar events for the period ending September 30, 2021. During the three and nine months ended September 30, 2021, in connection with the redemption of the 3.25% Convertible Notes, the Company recorded a reduction in its deferred tax liabilities and an increase in additional paid-in capital of approximately $44.2 million. As the redemption of the 3.25% Convertible Notes were settled in cash and equity for an amount in excess of the Company’s tax basis in the 3.25% Convertible Notes, the deferred tax liability was reversed with an adjustment to additional-paid-in capital. Prior to the redemption, the Company had a deferred tax liability on the 3.25% Convertible Notes for cumulative book-tax temporary differences related to interest expense that resulted in the tax basis exceeding the financial statement carrying amount of the 3.25% Convertible Notes.

Income (loss) before income taxes included income from domestic operations of $29.2 million and $32.2 million for the nine months ended September 30, 2021 and 2020, respectively, and income from foreign operations of $107.1 million and $120.2 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company had $54.2 million and $57.1 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes net of refunds received was $51.8 million and $33.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. The Company’s prepaid taxes were $12.6 million and $3.0 million at September 30, 2021 and December 31, 2020, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. On February 24, 2021, the Company received a Notice of Deficiency for tax years 2012 through 2014 which disallowed certain deductions for domestic production. The Company disagrees with the Notice and filed a petition to appeal on May 24, 2021. As of September 30, 2021, the audits are ongoing.

The Company is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has suspended its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. As of September 30, 2021, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of September 30, 2021, the audits are ongoing.

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

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. The Company entered into a Rule 10b5-1 trading plan and during the nine month period ended September 30, 2021, the Company repurchased no shares under this program. Cumulatively at September 30, 2021, 2,490,599 shares were repurchased at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired.

In connection with the Consensus spin-off, the Company called its 3.25% Convertible Notes for redemption and during the three and nine months ended September 30, 2021, the Company issued 3,031,817 and 3,050,850 shares of the Company’s common stock, respectively, in connection with that redemption (see Note 9 - Debt).

Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2021, the Company purchased 49,641 shares from plan participants for this purpose.

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

14.Stock Options and Employee Stock Purchase Plan

The Company’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of the Company’s common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s common stock on the date of grant for non-statutory stock options. As of September 30, 2021, 7,000 shares underlying options and zero shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of September 30, 2021, 400,000 shares underlying options and 246,018 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	475,601	$69.61
Granted	—	—
Exercised	(68,601)	42.08
Canceled	—	—
Outstanding at September 30, 2021	407,000	$74.25	6.2	$25,385,630
Exercisable at September 30, 2021	157,000	$73.00	6.0	$9,988,130
Vested and expected to vest at September 30, 2021	346,640	$74.11	6.1	$21,668,058

The total intrinsic values of options exercised during the nine months ended September 30, 2021 and 2020 were $5.6 million and $3.0 million, respectively.

The Company recognized $0.2 million and $0.2 million of compensation expense related to stock options for the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $5.1 million and $5.8 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 4.3 (i.e., the remaining requisite service period).

Fair Value Disclosure

The Company uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of its employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.4% and 11.8% as of September 30, 2021 and 2020, respectively.

 Restricted Stock and Restricted Stock Units

The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer.

Restricted Stock and Restricted Stock Units with Market Conditions

The Company has awarded certain key employees market-based restricted stock and restricted stock units pursuant to the 2015 Plan. The market-based shares have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended September 30, 2021 and 2020, the Company awarded 73,094 and 82,112 market-based shares, respectively. The per share weighted average grant-date fair values of the market-based shares granted during the nine months ended September 30, 2021 and 2020 were $94.40 and $70.99, respectively.

The weighted-average fair values of market-based shares granted have been estimated utilizing the following assumptions:

	September 30, 2021	September 30, 2020
Underlying stock price at valuation date	$113.27	$91.17
Expected volatility	30.3%	27.0%
Risk-free interest rate	1.3%	0.7%

Restricted stock award activity for the nine months ended September 30, 2021 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	820,566	$62.66
Granted	—	—
Vested	(421,923)	62.47
Canceled	(3,277)	82.96
Nonvested at September 30, 2021	395,366	$61.62

Restricted stock unit award activity for the nine months ended September 30, 2021 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	209,784
Granted	164,257
Vested	(124,761)
Canceled	(3,262)
Outstanding at September 30, 2021	246,018	3.2	$33,610,979
Vested and expected to vest at September 30, 2021	170,143	2.5	$23,244,890

The Company recognized $5.7 million and $5.1 million of compensation expense related to restricted stock, restricted stock units and market-based awards for the three months ended September 30, 2021 and 2020, respectively, and $16.4 million and $16.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had unrecognized share-based compensation cost of approximately $37.3 million and $38.6 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.6 for awards and 4.1 for units.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company’s common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of the Company’s common stock purchased under the Purchase Plan for the offering periods is equal to 85% of the lesser of the fair market value of a share of common stock of the Company on the beginning or the end of the offering period.

The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.15% and 16.50% as of September 30, 2021 and 2020, respectively. The increase in forfeiture rate comes as a result of the Purchase Plan being offered to all employees regardless of employment location.

For the nine months ended September 30, 2021 and 2020, 58,145 and 53,694 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of the Company’s common stock under the Purchase Plan was $4.2 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, 1,346,794 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.8 million and $0.5 million of compensation expense related to the Purchase Plan for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	September 30, 2021	September 30, 2020
Risk-free interest rate	0.06%	0.13%
Expected term (in years)	0.5	0.5
Dividend yield	0.00%	0.00%
Expected volatility	35.62%	23.95%
Weighted average volatility	35.62%	23.95%

15.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted net income per common share:
Net income	$42,569	$60,883	$136,209	$92,580
Net income available to participating securities (a)	(28)	(89)	(143)	(477)
Net income available to the Company’s common shareholders	$42,541	$60,794	$136,066	$92,103
Denominator:
Weighted-average outstanding shares of common stock	46,738,073	46,279,515	45,258,819	46,914,750
Dilutive effect of:
Equity incentive plans	332,532	29,557	272,178	23,211
Convertible debt (b)	1,511,980	—	2,034,065	682,347
Common stock and common stock equivalents	48,582,585	46,309,072	47,565,062	47,620,308
Net income per share:
Basic	$0.91	$1.31	$3.01	$1.96
Diluted	$0.88	$1.31	$2.86	$1.93

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

For the three months ended September 30, 2021 and 2020, there were zero and 423,000 options outstanding, respectively, and for the nine months ended September 30, 2021 and 2020, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

16.Segment Information

The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. The CODM views the Company as two businesses: Digital Media and Cloud Services. However, in accordance with the aggregation criteria within ASC Topic 280, the Company’s operating segments have been aggregated into three reportable segments: (i) Digital Media; (ii) Voice, Backup, Security, and Consumer Privacy and Protection; and (iii) Fax and Martech.

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
Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by reportable segment:
Digital Media	$262,429	$186,784	$743,280	$513,462
Cloud Services
Fax and Martech	114,648	98,044	320,829	286,687
Voice, Backup, Security, and CPP	67,531	72,204	208,137	220,403
Cloud Services Total	182,179	170,248	528,966	507,090

Elimination of inter-segment revenues	(356)	(56)	(766)	(200)
Total segment revenues	444,252	356,976	1,271,480	1,020,352
Corporate (1)	—	—	—	1
Total revenues	$444,252	$356,976	$1,271,480	$1,020,353

Gross profit by reportable segment:
Digital Media	$238,650	$169,394	$673,409	$457,963
Cloud Services
Fax and Martech	91,993	81,435	261,742	238,149
Voice, Backup, Security, and CPP	49,395	50,392	151,155	152,733
Cloud Services Total	141,388	131,827	412,897	390,882

Elimination of inter-segment gross profit	(88)	(56)	(214)	(200)
Total segment gross profit	379,950	301,165	1,086,092	848,645
Corporate (1)	—	(11)	(74)	(47)
Total gross profit	$379,950	$301,154	$1,086,018	$848,598

Direct costs by reportable segment (2):
Digital Media (3)	$188,950	$143,312	$548,960	$410,109
Cloud Services
Fax and Martech (3)	42,057	28,614	107,109	89,121
Voice, Backup, Security, and CPP (3)	37,524	37,456	150,102	118,291
Cloud Services Total	79,581	66,070	257,211	207,412

Elimination of inter-segment direct costs	(88)	(56)	(214)	(200)
Total segment direct costs	268,443	209,326	805,957	617,321

Corporate (1)	15,366	14,390	43,785	25,552
Total direct costs (2)	$283,809	$223,716	$849,742	$642,873

Operating income by reportable segment:
Digital Media	$49,700	$26,082	$124,449	$47,854
Cloud Services
Fax and Martech	49,936	52,821	154,633	149,028
Voice, Backup, Security, and CPP	11,871	12,936	1,053	34,442
Cloud Services Total	61,807	65,757	155,686	183,470

Total segment operating income	111,507	91,839	280,135	231,324
Corporate (1)	(15,366)	(14,401)	(43,859)	(25,599)
Total income from operations	$96,141	$77,438	$236,276	$205,725

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

	September 30, 2021	December 31, 2020
Assets:
Digital Media	$1,978,252	$2,088,397
Cloud Services	1,567,119	1,473,398
Total assets from Digital Media and Cloud Services	3,545,371	3,561,795
Corporate	285,286	103,536
Total assets	$3,830,657	$3,665,331

	Nine Months Ended September 30,
	2021	2020
Capital expenditures:
Digital Media	$51,995	$43,593
Cloud Services	35,500	27,673
Total capital expenditures from Digital Media and Cloud Services	87,495	71,266
Corporate	—	—
Total capital expenditures	$87,495	$71,266

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization:
Digital Media	$50,056	$36,651	$147,482	$101,771
Cloud Services	16,082	20,524	48,744	58,355
Total depreciation and amortization from Digital Media and Cloud Services	66,138	57,175	196,226	160,126
Corporate	79	2,437	217	3,554
Total depreciation and amortization	$66,217	$59,612	$196,443	$163,680

The Company maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
United States	$366,778	$296,054	$1,018,277	$827,520
Canada	19,574	17,728	59,957	51,298
Ireland	13,980	14,947	59,227	40,520
All other countries	43,920	28,247	134,019	101,015
	$444,252	$356,976	$1,271,480	$1,020,353

	September 30, 2021	December 31, 2020
Long-lived assets:
United States	$834,129	$918,125
All other countries	46,815	54,073
Total	$880,944	$972,198

17.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the three months ended September 30, 2021 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$283	$(60,257)	$(59,974)
Other comprehensive income	(114)	(11,101)	(11,215)
Net current period other comprehensive income	(114)	(11,101)	(11,215)
Ending balance	$169	$(71,358)	$(71,189)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the nine months ended September 30, 2021 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$283	$(55,089)	$(54,806)
Other comprehensive loss	(114)	(16,269)	(16,383)
Net current period other comprehensive loss	(114)	(16,269)	(16,383)
Ending balance	$169	$(71,358)	$(71,189)

There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2021.

18.Subsequent Events

Consensus, Inc. Spin-Off

On October 7, 2021, the Separation of Consensus into an independent publicly traded company was completed and the Company transferred J2 Cloud Service, LLC to Consensus, Inc. who in turn transferred non-fax assets and liabilities back to Ziff Davis such that Consensus was left with the cloud fax business. The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. The Company’s stockholders of record received one share of Consensus common stock for every three shares of J2 Global’s common stock. On October 8, 2021, Consensus began trading on Nasdaq under the stock symbol “CCSI”. Ziff Davis, Inc. (“Ziff Davis”) (formerly J2 Global, Inc.) retained a 19.9% interest in Consensus following the Separation.

On October 7, 2021, in exchange for the equity interest in Consensus, Consensus paid Ziff Davis approximately $269.6 million of cash and issued $500.0 million of senior notes due 2028 to Ziff Davis and Ziff Davis exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for extinguishment of the $485.0 million of indebtedness outstanding under the Bridge Loan Facility (Refer to Note 9 - Debt). Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A.

On October 8, 2021, Ziff Davis announced that it had accepted tender offers to purchase $83.3 million in aggregate principal of its 4.625% Senior Notes for an aggregate purchase price of $90.0 million. The tender offer expired on October 22, 2021.

Corporate Name Change

On October 7, 2021, in connection with the spin-off of its cloud fax business discussed above, the Company changed its name from J2 Global, Inc. to Ziff Davis, Inc. Starting October 8, 2021, the Company’s common stock began trading under the stock symbol “ZD.”

Leadership Changes

In connection with the Separation, each of Doug Bech, Stephen Ross and Pamela Sutton-Wallace resigned as members of the Company’s board of directors, effective as of immediately prior to the Separation, to serve as directors of Consensus. Additionally, Scott Turicchi resigned as President and Chief Financial Officer, effective as of immediately prior to the effectiveness of the Separation. Mr. Turicchi serves as Chief Executive Officer of Consensus. On October 7, 2021, Steve Dunn was appointed the interim principal financial officer of Ziff Davis while Ziff Davis is engaging in a search process for a new chief financial officer.

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
◦Maintain and increase our customer base and average revenue per user;
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
◦Recruit and retain key personnel; and
◦Realize the expected benefits of the cloud fax spin-off transaction or the sale of the B2B Backup business.
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

Overview

As of September 30, 2021, Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “our”, “us” or “we”), was a leading provider of internet information and services. The Digital Media business specialized in the technology, shopping, gaming, and healthcare markets, offering content, tools and services to consumers and businesses. The Cloud Services business provided cloud-based subscription services to consumers and businesses including cloud fax, cybersecurity, privacy and marketing technology.
In February 2021, we sold certain Voice assets in the United Kingdom and in September 2021, we sold our B2B Backup business. On October 7, 2021 subsequent to the end of the third quarter of 2021, the spin-off of the cloud fax business into an independent public company (Consensus) was completed. We believe the spin-off will enable the independent companies to create value with distinct management teams, capital structures and strategic focus.
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

Ziff Davis, Inc. (formerly J2 Global, Inc.) was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure, and our Cloud Services business, operated by our wholly owned subsidiary, J2 Cloud Services, LLC (formerly J2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995.

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

The following table sets forth certain key operating metrics for our Digital Media business for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021 (1)	2020 (1)
Visits	2,047	2,197	6,454	6,701
Page views	7,006	7,167	22,038	21,887
Sources: Google Analytics and Partner Platforms and test results in connection with Ookla

(1) To more accurately reflect customer activity at Ookla, we have shifted to using tests as the basis instead of Google Analytics, resulting in pro-forma adjustments to data in 2020 and Q1 2021.

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

The following table sets forth certain key operating metrics for our Cloud Services business as of and for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscriber revenues:
Fixed (1)	$152,359	$144,525	$444,397	$426,766
Variable (1)	29,639	25,708	84,079	80,255
Total subscriber revenues	$181,998	$170,233	$528,476	$507,021
Other license revenues	92	15	275	69
Total revenues	$182,090	$170,248	$528,751	$507,090

Percentage of total subscriber revenues:
Fixed	83.7%	84.9%	84.1%	84.2%
Variable	16.3%	15.1%	15.9%	15.8%

Total revenues:
Number-based	$98,652	$98,000	$293,167	$289,502
Non-number-based	83,438	72,248	235,584	217,588
Total revenues	$182,090	$170,248	$528,751	$507,090

Average monthly revenue per Cloud Business Customer (ARPU) (2)(3)	$15.53	$13.98
Cancel Rate (4)	2.1%	2.1%

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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021. During the three months ended September 30, 2021, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2021

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

Cloud Services

Excluding the impact of the spin-off of our cloud fax business, the sale of our backup business and assuming a stable or improving economic environment, and, subject to our risk factors, we expect 2021 revenue to be higher compared to the prior year. The main strategic focus of our Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

On October 7, 2021, the Company completed the spin-off of its cloud fax business into an independent publicly traded company. This cloud fax business represented approximately 50% of our total Cloud revenues and approximately 31% of our total Cloud operating costs for the nine months ended September 30, 2021. As a result, we anticipate a reduction in our operating margins as the cloud fax business will not recur going forward.

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

Consolidated

Excluding the impact of the spin-off of our fax business and based on the trends discussed above with respect to our Cloud Services and Digital Media businesses, we anticipate our consolidated revenue for fiscal year 2021 to be higher compared to the prior-year comparable period.

We expect operating profit as a percentage of revenues to generally decrease in the future primarily due to the fact that revenue with respect to our Digital Media business (i) is increasing as a percentage of our revenue on a consolidated basis and has historically operated at a lower operating margin; and (ii) the completion of the spin-off of our cloud fax business which historically operated at a higher operating margin than our remaining businesses.

Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
Revenues	$444,252	$356,976	24%	$1,271,480	$1,020,353	25%

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

Our revenues in 2021 have increased over the comparable three and nine month periods of 2020 primarily due to a combination of acquisitions and organic growth; partially offset by declines in certain areas of both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
Cost of revenue	$64,302	$55,822	15%	$185,462	$171,755	8%
As a percent of revenue	14%	16%		15%	17%

Cost of revenues is primarily comprised of costs associated with content fees, editorial and production costs and hosting costs. The increase in cost of revenues for the three months ended September 30, 2021 was primarily due to higher content fees, campaign fulfillment and other editorial and production costs and increased hosting and other computer related costs. The increase in cost of revenues for the nine months ended September 30, 2021 was primarily due to higher content fees, editorial and production costs, hosting and computer related costs and increased depreciation.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
Sales and Marketing	$139,693	$95,074	47%	$394,981	$287,317	37%
As a percent of revenue	31%	27%		31%	28%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended September 30, 2021 was $72.8 million (primarily consists of $44.3 million of third-party advertising costs and $22.1 million of personnel costs) compared to the third quarter of 2020 of $35.4 million (primarily consists of $19.8 million of third-party advertising costs and $12.8 million of personnel costs. Advertising cost for the nine months ended September 30, 2021 was $205.2 million (primarily consists of $119.7 million of third-party advertising costs and $67.5 million of personnel costs) compared to 2020 of $108.0 million (primarily consists of $57.8 million of third-party advertising costs and $39.4 million of personnel costs). The increase in sales and marketing expenses for the three and nine months ended September 30, 2021 versus the prior comparable period was primarily due to increased creative services, sales, advertising operations, advertising and product development costs associated with the acquisition of businesses acquired in and subsequent to the third quarter 2020 within the Digital Media and Cloud Services businesses.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
Research, Development and Engineering	$21,639	$14,261	52%	$62,634	$43,273	45%
As a percent of revenue	5%	4%		5%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and nine months ended September 30, 2021 versus the prior comparable period was primarily due to an increase in costs associated with businesses acquired in and subsequent to the third quarter 2020.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
General and Administrative	$122,477	$114,381	7%	$359,498	$312,283	15%
As a percent of revenue	28%	32%		28%	31%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three and nine months ended September 30, 2021 versus the prior comparable period was primarily due to increased amortization of intangible assets, salary and related costs and professional fees.

Goodwill impairment on business. Our goodwill impairment on business is generated from the impairment of the B2B Backup business in the second quarter of 2021. Goodwill impairment on business was $32.6 million for the nine months ended September 30, 2021. See Note 6 - Dispositions from the footnotes to our Condensed Consolidated Financial Statements for additional information.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$108	$136	$357	$413
Operating expenses:
Sales and marketing	427	321	1,160	1,135
Research, development and engineering	613	425	1,690	1,340
General and administrative	5,607	4,918	15,912	15,755
Total	$6,755	$5,800	$19,119	$18,643

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $19.9 million and $22.7 million for the three months ended September 30, 2021 and 2020, respectively, and $62.8 million and $65.9 million for the nine months ended September 30, 2021 and 2020, respectively. Interest expense, net was lower due to the redemption of our 3.25% Convertible Notes on August 2, 2021.

Loss (gain) on sale of businesses. Loss on sale of businesses was $24.6 million during the three months ended September 30, 2021 and a gain of $17.1 million for the three months ended September 30, 2020. Loss on sale of businesses was $21.8 million during the nine months ended September 30, 2021 and a gain of $17.1 million for the nine months ended September 30, 2020. Our loss on the sale of business during the third quarter of 2021 was related to the sale of our B2B Back-up business. The loss on the sale of businesses during the nine months ended September 30, 2021 was due to the loss on the sale of the B2B Back-up business, partially offset by a gain on the sale of certain Voice assets in the United Kingdom in the first quarter of 2021 with a subsequent adjustment in the second quarter of 2021. See Note 6 - Dispositions from the footnotes to our Condensed Consolidated Financial Statements for additional information.

Loss on investments, net. Our loss on investments, net is generated from gains or losses from investments in equity and debt securities. Our loss on investments, net was zero and $0.2 million for the three months ended September 30, 2021 and 2020 and $16.7 million and $21.0 million for the nine months ended September 30, 2021 and 2020, respectively. Our loss on investments, net for the three months ended September 30, 2021 versus the prior comparable period was consistent. Our loss on investments, net decreased for the nine months ended September 30, 2021 versus the prior comparable period due to lower net losses realized on certain investments as a result of an impairment recognized in the current period and changes in the investee’s capital structure and overall market volatility recognized in the prior comparable period.

Other income (expense), net. Our other income (expense), net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other income (expense), net was $1.7 million and $14.2 million for the three months ended September 30, 2021 and 2020, respectively and $1.4 million and $16.4 million for the nine months ended September 30, 2021 and 2020, respectively. Other income (expense), net changed for the three and nine months ended September 30, 2021 versus the prior comparable periods primarily due to changes in gain or losses on currency exchange.

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

Provision for income taxes amounted to $8.8 million and $24.3 million for the three months ended September 30, 2021 and 2020, respectively, and $16.7 million and $49.0 million for the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rate was 16.6% and 28.3% for the three months ended September 30, 2021 and 2020, respectively, and 12.3% and 32.2% for the nine months ended September 30, 2021 and 2020, respectively.

The decrease in our effective income tax rate for the three months ended September 30, 2021 was primarily attributable to the following:

1.a decrease in tax expense during 2021 due to recognizing a current tax benefit related to the sale of the business-to-business backup business units; and

2.a decrease in tax expense due to increased tax benefits related to tax deductions for the vesting of restricted stock units and exercises of stock options; partially offset by

3.an increase in our effective income tax rate during 2021 for U.S. state and local taxes due to a greater portion of our income being subject to tax in the U.S.

The decrease in our effective income tax rate for the nine months ended September 30, 2021 was primarily attributable to the following:

1.a decrease in tax expense during 2021 due to recognizing a tax benefit related to the disposition of certain business units; and

2.a decrease in tax expense due to discrete tax benefits related to a reduction in our net reserve for uncertain tax positions with no similar events for the nine months ended September 30, 2020; partially offset by

3.an increase in our effective income tax rate during 2021 for U.S. state and local taxes due to a greater portion of our income being subject to tax in the U.S.

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

The income (loss) from equity method investment, net was $(1.9) million and $(0.7) million net of tax benefit (expense) for the three months ended September 30, 2021 and 2020, respectively, and $16.6 million and $(10.8) million, for the nine months ended September 30, 2021 and 2020, respectively. The nine months ended September 30, 2021 gain was primarily a result of a gain on the underlying investments. During the three months ended September 30, 2021 and 2020, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized management fees of $2.3 million and $2.3 million, net of tax benefit, respectively.

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

Digital Media

The following results are presented for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
External net sales	$262,162	$186,728	$742,729	$513,262
Inter-business net sales	267	56	551	200
Net sales	262,429	186,784	743,280	513,462
Cost of revenues	23,779	17,390	69,871	55,499
Gross profit	238,650	169,394	673,409	457,963
Operating expenses	188,950	143,312	548,960	410,109
Operating income	$49,700	$26,082	$124,449	$47,854

Digital Media’s net sales of $262.4 million for the three months ended September 30, 2021 increased $75.6 million, or 40.5%, from the prior comparable period primarily due to business acquisitions. Digital Media’s net sales of $743.3 million for the nine months ended September 30, 2021 increased $229.8 million, or 44.8%, from the prior comparable period primarily due to business acquisitions.

Digital Media’s gross profit of $238.7 million for the three months ended September 30, 2021 increased $69.3 million, or 40.9%, from the prior comparable period primarily due to business acquisitions. Digital Media’s gross profit of $673.4 million for the nine months ended September 30, 2021 increased $215.4 million, or 47.0%, from the prior comparable period primarily due to business acquisitions. Digital Media’s operating expenses of $189.0 million for the three months ended September 30, 2021 increased $45.6 million from the prior comparable period. Digital Media’s operating expenses of $549.0 million for the nine months ended September 30, 2021 increased $138.9 million from the prior comparable period. The increase in the three and nine months ended September 30, 2021 is primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs including severance; (b) creative and selling costs; and (c) increased amortization of intangible assets.

As a result of these factors, Digital Media’s operating income of $49.7 million for the three months ended September 30, 2021 increased $23.6 million, or 90.6%, from the prior comparable period. Digital Media’s operating income of $124.4 million for the nine months ended September 30, 2021 increased $76.6 million, or 160.1%, from the prior comparable period.

Cloud Services

The following results are presented for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
External net sales	$182,090	$170,248	$528,751	$507,090
Inter-business net sales	89	—	215	—
Net sales	182,179	170,248	528,966	507,090
Cost of revenues	40,791	38,421	116,069	116,208
Gross profit	141,388	131,827	412,897	390,882
Operating expenses	79,581	66,070	257,211	207,412
Operating income	$61,807	$65,757	$155,686	$183,470

Cloud Services’ net sales of $182.2 million for the three months ended September 30, 2021 increased $11.9 million, or 7.0%, from the prior comparable period primarily due to business acquisitions acquired, partially offset by businesses sold subsequent to the third quarter 2020. Cloud Services’ net sales of $529.0 million for the nine months ended September 30, 2021 increased $21.9 million, or 4.3%, from the prior comparable period primarily due to business acquisitions acquired, partially offset by businesses sold subsequent to the third quarter 2020.

Cloud Services’ gross profit of $141.4 million for the three months ended September 30, 2021 increased $9.6 million, or 7.3%, from the prior comparable period primarily due to business acquisitions; partially offset by businesses sold subsequent to the third quarter 2020. Cloud Services’ gross profit of $412.9 million for the nine months ended September 30, 2021 increased $22.0 million, or 5.6%, from the prior comparable period primarily due to business acquisitions; partially offset by businesses sold subsequent to the third quarter 2020.

Cloud Services’ operating expenses of $79.6 million for the three months ended September 30, 2021 increased $13.5 million from the prior comparable period primarily due to expense associated with businesses acquired in and subsequent to the third quarter 2020 and increased marketing and advertising costs; partially offset by businesses sold subsequent to the prior comparable period. Cloud Services’ operating expenses of $257.2 million for the nine months ended September 30, 2021 increased $49.8 million from the prior comparable period primarily due to expense associated with businesses acquired in and subsequent to the third quarter 2020, increased marketing and advertising costs and the recognition of a goodwill impairment on business; partially offset by businesses sold subsequent to the prior comparable period.

As a result of these factors, Cloud Services’ operating income of $61.8 million for the three months ended September 30, 2021 decreased $(4.0) million, or (6.0)%, from the prior comparable period. Cloud Services’ operating income of $155.7 million for the nine months ended September 30, 2021 decreased $(27.8) million, or (15.1)%, from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2021, we had cash, cash equivalents and investments of $657.2 million compared to $340.8 million at December 31, 2020. The increase in cash and investments resulted primarily from cash provided from operations and proceeds from the Bridge Loan Facility (defined below); partially offset by the repayment of debt and cash used in business acquisitions, purchases of property and equipment (including capitalized labor), repurchase of common stock and investments. At September 30, 2021, cash and investments consisted of cash and cash equivalents of $546.5 million, short-term investments of zero and long-term investments of $110.7 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. As of September 30, 2021, cash and investments held within domestic and foreign jurisdictions were $491.0 million and $166.2 million, respectively.

On April 7, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as administrative agent, collateral agent and sole lead arranger for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided the Company with a revolving credit facility of $100 million (the “Credit Facility”). Subject to customary conditions, the Company may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250 million, for a total aggregate commitment of up to $350 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of the Company and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. The final maturity of the Credit Facility will occur on April 7, 2026.

On June 2, 2021, June 21, 2021, August 20, 2021 and September 16, 2021, we entered into First, Second, Third and Fourth Amendments (together the “Amendments”) to Credit Agreement. The Amendments (i) provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $485.0 million (the “Bridge Loan Facility”), (ii) permitted the spin-off of our cloud fax business into a new publicly traded company, and (iii) provided for certain other changes to the Credit Agreement.

On October 7, 2021, in exchange for the equity interest in Consensus, Consensus paid Ziff Davis approximately $269.6 million of cash and issued $500.0 million of senior notes due 2028 to Ziff Davis and Ziff Davis exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for extinguishment of a similar amount indebtedness under the Bridge Loan Facility. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A.

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

In the first nine months of 2021, the Company received capital call notices from the management of OCV Management, LLC for $21.2 million, inclusive of certain management fees. Of the outstanding balance, $21.2 million has been paid for the nine months ended September 30, 2021.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $430.3 million and $356.0 million for the nine months ended September 30, 2021 and 2020, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2021 compared to 2020 was attributable to additional income after considering noncash items, less cash outflow associated with accounts payable and accrued expenses and increased cash inflow associated with deferred revenue; partially offset by higher income tax payments, cash outflow associated with long-term liabilities and higher accounts receivable and prepaid expenses. Our cash and cash equivalents were $546.5 million and $242.7 million at September 30, 2021 and December 31, 2020, respectively.

Net cash used in investing activities was $159.6 million and $107.3 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was primarily due to business acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized labor) and the purchase of investments; partially offset by proceeds from the sale of businesses and distributions from an equity method investment. The increase in our net cash used in investing activities in 2021 compared to 2020 was primarily due to additional cash used for business acquisitions.

Net cash provided by (used in) financing activities was $39.8 million and $(256.9) million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, net cash provided by financing activities was primarily due to the proceeds from the Bridge Loan Facility, issuance of common stock under the employee stock purchase plan and the exercise of options, partially offset by the repayment of debt, repurchase of common stock and business acquisitions. The change in net cash provided by financing activities in 2021 compared to 2020 was primarily attributable to proceeds from a bridge loan in 2021.

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

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the three month period ended September 30, 2021, we repurchased no shares under this program. Cumulatively at September 30, 2021, 2,490,599 shares were repurchased at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2021

	Payments Due in (in thousands)
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$1,300,000	$1,300,000
Long-term debt - interest (b)	24,559	44,313	44,313	44,313	44,313	183,061	384,872
Bridge loan (c)	485,000	—	—	—	—	—	485,000
Operating leases (d)	8,507	31,926	26,494	18,839	10,497	35,250	131,513
Telecom services and co-location facilities (f)	2,539	1,712	456	42	—	—	4,749
Holdback payments (g)	3,693	16,944	950	—	—	—	21,587
Transition tax (h)	—	—	—	3,189	8,486	—	11,675
Self-Insurance (i)	8,861	13,532	3,001	—	—	—	25,394
Other (j)	381	598	—	—	—	—	979
Total	$533,540	$109,025	$75,214	$66,383	$63,296	$1,518,311	$2,365,769

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

As of September 30, 2021, our liability for uncertain tax positions was $54.2 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented contingent consideration associated with acquisitions (other than contingent consideration which we have deemed as certain in terms of amount and timing) in the table above due to the uncertainty of the amounts and the timing of cash settlements. We have also not presented our remaining commitment to OCV Management, LLC of approximately $72.5 million due to the uncertainty of timing of funding requests.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Ziff Davis undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2020 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2021.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2021, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of September 30, 2021, we had investments in debt securities with effective maturities greater than one year of approximately zero. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $546.5 million and $242.7 million, respectively.

On April 7, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as administrative agent, collateral agent and sole lead arranger for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders provided the Company with a revolving credit facility of $100 million (the “Credit Facility”). Subject to customary conditions, the Company may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250 million, for a total aggregate commitment of up to $350 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of the Company and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement.

At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greatest of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1% per annum, (y) the rate of interest per annum most recently announced by the Agent as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The final maturity of the Credit Facility will occur on April 7, 2026. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty.

On June 2, 2021, June 21, 2021, August 20, 2021 and September 16, 2021, the Company entered into First, Second, Third and Fourth Amendments (together the “Amendments”) to the Credit Agreement. The Amendments (i) provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $485.0 million (the “Bridge Loan Facility”), (ii) permitted the spin-off of the Company’s cloud fax business into a new publicly traded company, and (iii) provided for certain other changes to the Credit Agreement. As of September 30, 2021, the Company had drawn on the full amount of the Bridge Loan Facility with $485.0 million outstanding (later extinguished as described below). The proceeds of the Bridge Loan Facility were used to redeem the Company’s 3.25% Convertible Notes.

The loans under the Bridge Loan Facility (the “Bridge Loans”) bore interest at a rate per annum equal to (i) initially upon funding of the Bridge Loans, either a base rate plus 2.00%, or a LIBOR rate plus 3.00%, (ii) from six months after the funding date of the Bridge Loans until twelve months after the funding date of the Bridge Loans, either a base rate plus 2.50%, or a LIBOR rate plus 3.50%, and (iii) from twelve months after the funding date of the Bridge Loans until repayment of the

Bridge Loans, either a base rate plus 3.00% or a LIBOR rate plus 4.00%. The Bridge Loan Facility were to mature on the date that is 364 days after the funding date of the Bridge Loans, with two automatic extensions, each for an additional three months, if the spin-off transaction has not been declared effective.

On October 7, 2021, in exchange for the equity interest in Consensus, Consensus paid Ziff Davis approximately $269.6 million of cash and issued $500.0 million of senior notes due 2028 to Ziff Davis and Ziff Davis exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for extinguishment of a similar amount indebtedness under the Bridge Loan Facility. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A.

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

Foreign exchange gain (losses) for the three months ended September 30, 2021 and 2020 were $1.9 million and $13.9 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $1.6 million and $15.0 million, respectively. The decrease in gains to our earnings in the three months ended September 30, 2021 were attributable to lower inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended September 30, 2021 and 2020 were $11.1 million and $3.2 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $16.3 million and $12.1 million, respectively.

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

As of the end of the period covered by this report, the Company’s management, with the participation of Vivek Shah, our principal executive officer, and Steve P. Dunn, our interim principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Shah and Mr. Dunn concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

See Note 11 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in the Company or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “10-K/10-Q Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2021. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K/10-Q Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K/10-Q Risk Factors.

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

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to 10 million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the nine month period ended September 30, 2021, the Company repurchased no shares under this program. Cumulatively at September 30, 2021, 2,490,599 shares were repurchased at an aggregate cost of $177.8 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired. See Note 13, “Stockholders’ Equity” of the Notes to the Condensed Consolidated Financial Statements.

The following table details the repurchases that were made under and outside the 2020 Program during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2021 - July 31, 2021	45,243	$139.97	—	7,509,401
August 1, 2021 - August 31, 2021	2,140	$141.13	—	7,509,401
September 1, 2021 - September 30, 2021	2,258	$136.32	—	7,509,401
Total	49,641		—	7,509,401
(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

2.1	Separation and Distribution Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (2)
3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (3)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 7, 2021 (1)
3.4	Fifth Amended and Restated Bylaws of Ziff Davis, Inc.
10.1	Second, Third and Fourth Amendments to Credit Agreement by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders. (4)
10.2	Transition Services Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
10.3	Tax Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
10.4	Employee Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
10.5	Intellectual Property License Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
10.6	Stockholder and Registration Rights Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Ziff Davis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page from Ziff Davis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL

(1)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on October 8, 2021.
(2)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on June 10, 2014.
(3)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 1, 2019.
(4)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on September 22, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ziff Davis, Inc.

Date:	November 9, 2021	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer
(Interim Principal Financial Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (2)
3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (3)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 7, 2021 (1)
3.4	Fifth Amended and Restated Bylaws of Ziff Davis, Inc.
10.1	Second, Third and Fourth Amendments to Credit Agreement by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders. (4)
10.2	Transition Services Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
10.3	Tax Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
10.4	Employee Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
10.5	Intellectual Property License Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
10.6	Stockholder and Registration Rights Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (1)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Ziff Davis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page from Ziff Davis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL

(1)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on October 8, 2021.
(2)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on June 10, 2014.
(3)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 1, 2019.
(4)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on September 22, 2021.