Form 10-K
period 2021-12-31
ZIFF DAVIS, INC.
filed 2022-03-15
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25965
ZIFF DAVIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1053457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
114 5th Avenue, New York, New York 10011, (212) 503-3500
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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Nasdaq Global Select Market was $3,961,400,936. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2022, the registrant had 47,272,227 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 10, 2022 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.    Business

Overview

Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, the “Company”, “our”, “us” or “we”), is a leading provider of internet information and services. Our Digital Media business specializes in the technology, shopping, entertainment, and health and wellness markets, offering content, tools and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy and marketing technology.

Our Digital Media business generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees. Our Cybersecurity and Martech businesses generate revenues primarily from customer subscription and usage fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and enter into new markets.

Our consolidated revenues are currently generated primarily from two basic business models, each with different financial profiles and variability. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. Our Cybersecurity and Martech business is driven primarily by subscription revenues, with relatively stable and predictable margins from quarter to quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.

In March 2022, Ziff Davis issued its first annual Environmental, Social & Governance (ESG) Report. Included in the report are the findings from our first GreenHouse Gas inventory, which calculates our Scope 1, 2, and 3 emissions. Our ESG efforts focus on five critical pillars: diversity, equity and inclusion; data security and data privacy; environmental sustainability; community engagement; and governance, transparency and accountability. The report highlights the policies, programs and practices Ziff Davis has in place to tackle critical challenges and the tangible results we have already achieved across our business, within our industry, and in our communities. Included in the report are details about several new programs including our Global Mentorship Program, ReStart Returnship Program, and Internal Mobility Program, among others.

Ziff Davis was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Our Cybersecurity and Martech businesses are operated by our wholly owned subsidiary J2 Global Ventures, LLC. Prior to the spin-off of Consensus Cloud Solutions, Inc. (“Consensus”), our Cybersecurity and Martech businesses were operated by our former wholly owned subsidiary J2 Cloud Services, LLC (formerly J2 Cloud Services, Inc.), which was founded in 1995, and subsidiaries of J2 Cloud Services, LLC. On October 7, 2021 (the “Distribution Date”), the Company completed the previously announced separation (the “Separation”) of its cloud fax business into Consensus, an independent publicly traded company, and the Company transferred J2 Cloud Services, LLC to Consensus who in turn transferred non-fax assets and liabilities back to Ziff Davis such that Consensus was left with the cloud fax business. In connection with the Separation we changed our name to Ziff Davis, Inc. (“Ziff Davis”) from J2 Global, Inc. (for certain events prior to October 7, 2021, the Company may be referred to as J2 Global) and began trading under the stock symbol “ZD”. The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of Company common stock as of the close of business on October 1, 2021, the record date for the distribution. Before the Separation, we reported our results as Digital Media and Cloud Services. In connection with the Separation, we now refer to these segments as Digital Media and Cybersecurity and Martech, each of which is further described below.

Digital Media

Our Digital Media business operates a portfolio of web properties and apps which includes IGN, RetailMeNot, Mashable, PCMag, Humble Bundle, Speedtest, Offers, Black Friday, MedPageToday, Everyday Health, BabyCenter and What to Expect, among others. During 2021, our Digital Media web properties attracted approximately 8.5 billion web visits and 29.6 billion views.

Our properties provide trusted reviews of technology, shopping and entertainment products and services; news and commentary related to their vertical markets; professional networking tools, targeted emails and white papers for IT professionals; speed testing for internet and mobile network connections; online deals and discounts for consumers; news, interactive tools and mobile applications that enable consumers to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet and fitness; and news, tools and information for healthcare professionals to stay abreast of industry, legislative and regulatory developments across major medical specialties.

Our Digital Media business generates revenues from the sale of display and video advertising; customer clicks to online merchants as well as commissions on sales attributed to clicks to online merchants; business-to-business leads to IT vendors; the licensing of technology, data and other intellectual property to clients; and the sale of subscription services to consumers and businesses.

We believe competitive factors relating to attracting and retaining users include the ability to provide premium and exclusive content and the reach, effectiveness, and efficiency of our marketing services to attract consumers, advertisers, healthcare professionals and publishers. We continue to seek opportunities to acquire additional web properties, both within and outside of the technology, shopping, entertainment, and health and wellness verticals, with the goal of monetizing their audiences and content through application of our proprietary technologies and insight.

Web Properties

Our Digital Media properties and services include the following:

Technology

PCMag is an online resource for laboratory-based product reviews, technology news and buying guides. We operate one of the largest and oldest independent testing facilities for consumer technology products. Founded in 1984, our lab produces unbiased technology product and service reviews, and PCMag’s “Editor’s Choice” award is recognized globally as a trusted mark for buyers and sellers of technology products and services.

Mashable is a global media brand publishing premium content for individuals interested in technology and culture. Mashable is recognized as a trusted global brand and produces stories for more than a dozen platforms, including Snapchat, Twitter and Facebook.

Ookla provides customers fixed broadband and mobile network testing applications, data and analysis. Over ten million tests are actively initiated by consumers each day across all of Ookla’s Speedtest platforms, with more than 40 billion completed to date. As a result, Ookla maintains comprehensive analytics on worldwide internet performance and accessibility. Ookla solutions have been adopted by a significant number of internet service providers and mobile carriers worldwide and have been translated into dozens of languages for use by thousands of businesses, governments, universities and trade organizations. Ookla also offers its customers connectivity monitoring, testing and insights under the RootMetrics, Solutelia and SpatialBuzz brands.

Ekahau provides solutions for enterprise wireless network design and troubleshooting. Customers run their networks with Ekahau’s Wi-Fi planning and measurement solutions, which design and manage superior wireless networks by seeking to minimize network deployment time and establish sufficient wireless coverage across the network.

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

Shopping

RetailMeNot is a savings destination that influences consumer purchase decisions through savings and discount opportunities by connecting retail partners representing more than 150,000 national and international brands with consumer shopping audiences. RetailMeNot promotional media solutions include mobile coupons and codes, cash back offers and browser extensions.

Offers.com is a coupons & deals website featuring offers from more than 20,000 of the internet’s more popular stores and brands. Offers.com’s objective is to help consumers find the best deals on the web. Additionally, Offers.com employs a process to verify that its coupon codes work, saving consumers time and money.

BlackFriday.com, TheBlackFriday.com, BestBlackFriday.com and DealsofAmerica.com are resources for shoppers to find the best deals and offers from retailers during the height of the holiday shopping season.

Entertainment

IGN Entertainment is an internet media brand focused on the video game and entertainment enthusiast markets. IGN reaches more than 280 million monthly users across 28 platforms and is followed by nearly 50 million social and YouTube followers with 500 million minutes watched monthly.

HumbleBundle.com is a digital subscription and storefront for video games, ebooks, and software. Customers purchase monthly subscriptions, product bundles, and individual products through our website. In addition, raising money for charity is a core mission for Humble Bundle. Each product sale transaction at Humble Bundle results in a charitable contribution.

Health and Wellness

Everyday Health Group (“EHG”) operates a portfolio of properties focused on driving better clinical and health outcomes through decision-making informed by highly relevant information, data and analytics. EHG is organized around three audiences: Health and Wellness Consumers, Pregnancy & Parenting, and Healthcare Professionals.

Health and Wellness Consumers

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

Castle Connolly, a premier brand in healthcare provider research and rankings, publishes the renowned peer-reviewed Top Doctor series, including America’s Top Doctors. At present, there are approximately 6%, or over 61,000, of U.S. physicians across all specialties who have been nominated by their peers and have had their credentials validated by Castle Connolly’s research team.

EHG provides advertisers access to the Everyday Health Trusted Care Access Portfolio (“TCAP”) of digital health properties. In addition to Everyday Health and other EHG-owned and operated consumer websites, including Diabetes Daily and Migraine Again, TCAP features digital properties of two of the most world-renowned medical centers, to which Everyday Health holds exclusive advertising representation rights.

Pregnancy & Parenting

BabyCenter is the leading global digital pregnancy and parenting resource. BabyCenter operates nine international versions in seven different languages delivered via websites, mobile apps and online communities. We also operate the digital properties for the What to Expect brand, a leading pregnancy and parenting media resource. Based on the best-selling pregnancy book, What to Expect When You’re Expecting, by author Heidi Murkoff, the What to Expect website and mobile applications contain interactive content on conception planning and pregnancy, as well as information on raising newborns and toddlers.

Health and Wellness Professionals

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

Health eCareers provides a digital portal to connect physicians, nurses, nurse practitioners, physician assistants and certified registered nurse anesthetists with jobs in every medical specialty. Health eCareers contracts with thousands of healthcare employers across the United States and an exclusive network of premier healthcare associations and community partners seeking connections to qualified healthcare professionals to fill open positions.

Subscriptions

We primarily offer subscription and licensing services to businesses for Speedtest Intelligence, which offers up-to-date insights into global fixed broadband and mobile performance data, as well as monthly subscription packages to consumers through Humble Bundle.

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

Our digital media business competes with (i) diversified internet and digital media companies like IAC/InterActiveCorp, Future PLC, Red Ventures, Internet Brands, (ii) vertical-specific digital media companies like GoodRx, TechTarget, Vox, Centerfield, Doximity, CarGurus and Fandom and (iii) other large sellers of advertising including Google, Facebook, Snap, Twitch and others. We believe that the primary competitive factors determining our success in the market for our digital media include the reputation of brands as trusted sources of objective information and our ability to attract internet users and advertisers to our web properties and our expertise in multiple methods of monetization. Some of these companies may have greater financial and other resources than we do.

For more information regarding the competition that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

Cybersecurity and Martech

Consumers and businesses of all sizes are increasingly subscribing to cloud-based services to meet their communication, messaging, security, privacy, customer marketing and other needs. Our Cybersecurity and Martech services represent a model for delivering and consuming, real time business technology services, resources and solutions over the internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security. Our VIPRE security and Inspired eLearning cybersecurity solutions protect our customers from cyber threats with endpoint and email security, threat intelligence and security awareness training. IPVanish provides virtual private networks that encrypt our customers’ data and activity on the internet. Livedrive enables our customers to securely back up their data and dispose of tape or other physical systems. SEOMoz, Kickbox, Campaigner, iContact, and SMTP provide our customers with search engine optimization tools and enhanced email marketing and delivery solutions. eVoice and Line2 provide our customers a virtual phone system with various available enhancements. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.

We generate substantially all of our Cybersecurity and Martech revenues from “fixed” subscription revenues for basic customer subscriptions and, to a lesser extent, “variable” usage revenues generated from actual usage by our subscribers.

We market our Cybersecurity and Martech offerings to a broad spectrum of prospective business customers including sole proprietors, small to medium-sized businesses, enterprises and government organizations. We also market our Cybersecurity and Martech offerings to consumers. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; selling through both a telesales and direct sales force; and working with resellers and other channel partners. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

Our Cybersecurity and Martech businesses operate as the VIPRE Security Group and the Moz Group, respectively.

VIPRE Security Group

VIPRE software solutions protect people and businesses from costly and malicious cyber threats. VIPRE offerings include comprehensive endpoint and email security, along with threat intelligence for real-time malware analysis.

Inspired eLearning’s SaaS platform for cybersecurity awareness and compliance training helps enterprises protect their organizations by reducing human-related cybersecurity and workplace incidents.

IPVanish offers one of the fastest virtual private network services in the industry. The IPVanish network spans over 2,000 servers across more than 75 locations around the world, enabling users to browse the internet securely and anonymously, without restriction.

SugarSync provides online file backup, synchronization and sharing of all of a customer’s documents, photos, music and movies across all of the customer’s computers and mobile devices.

LiveDrive provides online backup and sync storage features for professionals and individuals. The customers can access their files from anywhere at any time so long as they have access to the internet.

Moz Group

Campaigner, iContact and Kickbox provide email marketing solutions to help small, medium and large businesses strengthen customer relationships and drive sales, and offer professional email campaign creation, advanced list management, segmentation and verification tools, marketing automation, attribution reports and campaign tracking, and targeted email autoresponders and workflows.

eVoice is a virtual phone system that provides small and medium-sized businesses on-demand voice communications services. Customers can assign departmental and individual extensions that can connect to multiple numbers, including land-line and mobile phones and IP networks, and can enhance reachability through “find me/follow me” capabilities. These services also include advanced integrated voicemail for each extension.

Line2 is a cloud phone service which allows users to add a 2nd line to a mobile device. Line2 enables users to separate work and personal calls on a single device and includes standard business phone service features such as SMS, MMS, auto attendant, call routing, call forwarding, voicemail, call queue, toll-free and vanity numbers.

Moz Pro, Moz Local and Stat Analytics offer search engine optimization services that are used to help understand and improve traffic, rankings and visibility in search results.

Competition

Our Cybersecurity and Martech business faces competition from, among others, email marketing solution providers, marketing automation services, cyber security software and service vendors, and virtual private networks. Our online cybersecurity solutions compete against publicly traded and privately-held providers of cybersecurity solutions and related software, such as NortonLifeLock, Kape Technologies, KnowBe4 and Malwarebytes. Our marketing technology solutions compete directly with various providers of search engine optimization technology and communication platforms that provide email and voice-related services to small- and medium-sized businesses, including companies like SEMRush, MailChimp, The Campaign Monitor group, Constant Contact and Dialpad. Our Cybersecurity and Martech business also competes against diversified and acquisitive vertical market software providers like Constellation Software. Some of these companies may have greater financial and other resources than we do.

We believe that the primary competitive factors determining our success in the market for our Cybersecurity and Martech include financial strength and stability; pricing; reputation for reliability and security of service; intellectual property ownership; effectiveness of customer support; sign-up, service and software ease-of-use; service scalability; customer messaging and branding; geographic coverage; scope of services; currency and payment method acceptance; and local language sales, messaging and support.

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

We own and use a number of trademarks in connection with our services, including word and/or logo trademarks for IGN, Everyday Health, BabyCenter, Humble Bundle, PCMag, Mashable, Ookla, Speedtest, and RetailMeNot, among others. Many of these trademarks are registered worldwide, and numerous trademark applications are pending around the world. We hold numerous internet domain names, including “everydayhealth.com”, “retailmenot.com”, “pcmag.com”, “ign.com”, “speedtest.net”, “offers.com”, “humblebundle.com”, “mashable.com”, and “babycenter.com”, among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net”, “.biz”, “.info” and “.us”, among others.

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

Seasonality

Revenues associated with our Digital Media operations are subject to seasonal fluctuations, becoming most active during the fourth quarter holiday period due to increased retail activity. Our Cybersecurity and Martech revenues are impacted by the number of effective business days in a given period. We traditionally experience lower than average Cybersecurity and Martech usage and customer sign-ups in the fourth quarter.

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

We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $78.9 million, $57.1 million and $44.7 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

Human Capital Resources

As of December 31, 2021, we had approximately 4,900 employees, nearly evenly split between U.S. and non-U.S based employees. Our ability to continue to attract, retain and motivate our highly qualified workforce is very important to our continued success. Approximately 70 of the editorial employees in our Digital Media business have elected to join a union. We chose to voluntarily recognize the union and have negotiated a collective bargaining agreement with the union. None of our other employees are represented by collective bargaining.

Acquisition Strategy Impact on Human Capital

Since 2012, we have deployed more than $2.8 billion on more than 80 acquisitions across the globe in a variety of verticals within the internet and software categories. Welcoming and integrating new groups of employees - each group with its own unique culture, organizational norms, and expectations - is a strength of ours. We have developed processes to reduce the human capital risk associated with our acquisition strategy, and we believe that our ability to effectively integrate new employees and businesses is a core competency for Ziff Davis.

Our Culture

Culture at Ziff Davis operates on two levels. While we have a strong enterprise-wide culture that focuses on our core values – leadership, collaboration, efficiency, innovation, and purpose – we also have a strong network of micro-cultures that operate within many of our businesses and drive their success. Integrating those micro-cultures and values is important; we work hard to foster an environment of collaboration and embrace the power of small groups working together.

An important dimension of the enterprise culture at Ziff Davis stems from our belief that profitability and corporate responsibility go hand in hand. We believe that “Doing is Greater than Talking,” which has been a rallying cry to employees, galvanizing them to take action to create social value and impact.

With their work and many contributions, our employees play a crucial role in supporting Ziff Davis’s “Five Pillars of Purpose,” which today include:

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

Diversity, Equity & Inclusion

Our digital media audiences and Cybersecurity and Martech services users are diverse – gender, race, ethnicity, age, orientation, geography, education, background, interests, and more. We believe that for our business to succeed over the long term, Ziff Davis must have an inclusive corporate culture that embraces diversity and promotes equity across our enterprise.

We are taking steps to promote that culture. To date, we have:

•created Ziff Davis Council, a diverse group of employees that develops recommendations for recruiting, mentorship, and advancement;
•supported five Employee Resource Groups to increase opportunities for networking, learning, and development, with more groups to come;
•promoted training and education through our Racism in America speaker series and through expanded mandatory training that includes Managing Bias and Diversity & Inclusion; and
•introduced DEI targets into our executive compensation program beginning in 2021.

We believe that transparency and accountability are important parts of managing human capital risk. To that end, in 2021 we published our second Annual Diversity Report, available on our website, which details our workforce race representation, gender representation, and details how those differ between our overall workforce and our senior employees, as well as introducing commitments to DEI initiatives within our current and future workforce. We are proud of our progress to date – and we recognize we have much more to do.

Hiring

We reinforce our culture and our values by seeking out diverse candidates, and looking for candidates that fit well with our organizational priorities. We have had success in this area; 37 percent of all recent new hires have been people of color, and 57 percent of recent new hires in the U.S. have been women. We are working to proactively attract more diverse talent; we have doubled our referral bonus paid to employees when we hire a person of color they recommend, and we are partnering with Jopwell and the Professional Diversity Network to advertise our open roles to employees aligning with a multitude of identity groups.

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

Wellbeing

Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. The ongoing COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety and general well-being of our colleagues. In 2020, we introduced a mental health education program which continued with quarterly events throughout 2021. We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”). Such reports and other information and amendments thereto filed or furnished by the Company with the SEC are available free of charge on the Company’s website at www.ziffdavis.com as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC’s website. The information on our website is not part of this report. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings we file electronically with the SEC at www.sec.gov. Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees. The Code is posted on the corporate governance page of Ziff Davis’s website, and can be accessed at http://investor.ziffdavis.com. Any changes to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or directors will be posted on that website.

Item 1A. Risk Factors

Before deciding to invest in Ziff Davis or to maintain or increase your investment, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. In that event, the market price of our common stock will likely decline and you may lose part or all of your investment.

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
•We face risks associated with political instability and volatility in the economy.
•The markets in which we operate are highly competitive, and we may not be successful in growing our brands or revenue.
•If the distribution of Consensus, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Ziff Davis, Consensus and Ziff Davis stockholders could be subject to significant tax liabilities.
•Our business is highly dependent on our billing systems functioning properly, and we face risks associated with credit and debit card declines and merchant standards imposed by credit and debit card companies.
•We face potential liability for various types of legal claims, and we may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could divert significant operational resources and our management’s time and attention.
•Our businesses depend in part on attracting visitors to our websites from search engines.
•The COVID-19 pandemic and related governmental response, and related labor shortages, supply chain disruptions, and inflation, could negatively affect our business, operations and financial performance.
•We may be subject to risks from international operations, including risks associated with currency fluctuations and foreign exchange controls and other adverse changes in global financial markets, including unforeseen global crises such as war, strife, strikes, global health pandemics, as well as risks associated with international laws and regulations.
•We may be found to infringe the intellectual property rights of others, and we may be unable to adequately protect our own intellectual property rights.
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

•We identified a material weakness which could adversely affect our business, reputation, results of operations and stock price.
•We face risks associated with our 1.75% Convertible Notes and 4.625% Senior Notes, including the possibility of changes in interest deductions, triggering of the conditional conversion feature, lack of funds to settle conversions, redemptions or repurchase of the notes, use of particular accounting methods, and imposition of restrictions on future debt.
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.
•Potential indemnification liabilities to Consensus pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.

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
•Data privacy and security regulations such as the GDPR and the CCPA impose significant compliance costs and expose us to substantial risks, particularly with respect to health data and other sensitive data.
•Developments in the healthcare industry and associated regulations could adversely affect our business, including our Everyday Health Group set of brands.
•Our business could suffer if providers of broadband internet access services block, impair or degrade our services.
•Our business faces risks associated with advertisement blocking technologies and advertising click fraud.
•The industries in which we operate are undergoing rapid technological changes, and we may not be able to keep up.

Risks Related To Our Stock

•Features of the 1.75% Convertible Notes and 4.625% Senior Notes may delay or prevent an otherwise beneficial attempt to take over our company.
•Conversions of the 1.75% Convertible Notes would dilute the ownership interest of our existing stockholders, including holders who had previously converted their 1.75% Convertible Notes.
•We are a holding company and our operations are conducted through, and substantially all of our assets are held by, subsidiaries, which may be subject to restrictions on their ability to pay dividends to us to fund our dividends, if any, and interest payments and other holding company expenses.
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

Mergers and acquisitions are inherently risky and subject to many factors outside of our control. We cannot give assurances that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions.

The majority of our revenue within the Digital Media business is derived from short-term advertising arrangements and a reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.

In most cases, our agreements with advertisers have a term of one year or less and may be terminated at any time by the advertiser or by us without penalty. Advertising agreements often provide that we receive payment based on “served” impressions but the online ad industry has started to shift so that payment will be made based on “viewable” impressions, and that change in basis could have a negative effect on available impressions thereby reducing our revenue potential. Accordingly, it is difficult to accurately forecast display revenue. In addition, our expense levels are based in part on expectations of future revenue. Moreover, we believe that advertising on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. Some of these factors include (a) budget constraints of our advertisers, (b) cancellations or delays of projects by our advertisers due to numerous factors, including but not limited to, supply chain issues, (c) the cyclical and discretionary nature of advertising spending, (d) general economic, internet-related and media industry conditions, (e) tax and other legislation and regulation, as well as (f) extraordinary events, such as war, acts of terrorism or aggression, extreme weather events including as exacerbated by climate change, and pandemics or other public health crises. Further, impairment of our ability to produce and/or participate in “live events” for an indefinite period of time as occurred during the COVID-19 pandemic, due to any such extraordinary or other circumstances may result in a reduction of spending or loss of current or potential advertisers. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential advertisers. Any reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

If we are unable to develop, commission or acquire compelling content in our Digital Media business at acceptable prices, our expenses may increase, the number of visitors to our online properties may not grow, or may decline, and/or visitors’ level of engagement with our websites may decline, any of which could harm our operating results.

Our future success depends in part on the ability of our Digital Media business to aggregate compelling content and deliver that content through our online properties. We believe that users will increasingly demand high-quality content and services including more video and mobile-specific content. Such content and services may require us to make substantial payments to third parties if we are unable to develop content of our own. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling content and personalization of this content for users in order to differentiate our properties from other businesses. Although we generally develop compelling content of our own, when we are unable to do so, we engage freelance services or obtain licensed content which may not be at reasonable prices and which could harm our operating results.

In our Digital Media business, if we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.

Our ability to grow revenue from our Digital Media business is dependent on our ability to demonstrate to marketers that their marketing campaigns with us provide a meaningful return on investment (“ROI”) relative to offline and other online opportunities. Certain of the marketing campaigns with respect to our Digital Media business are designed such that the revenues received are based entirely upon the ROI delivered for customers. Our Digital Media business has invested significant resources in developing its research, analytics, and campaign effectiveness capabilities and expects to continue to do so in the future. Our ability, however, to demonstrate the value of advertising and sponsorship on Digital Media business properties will depend, in part, on the sophistication of the analytics and measurement capabilities, the actions taken by our competitors to enhance their offerings, whether we meet the ROI expectations of our customers, and a number of other factors. If we are unable to maintain sophisticated marketing and communications solutions that provide value to our customers or demonstrate our ability to provide value to our customers, our financial results will be harmed.

A system failure, security breach or other technological risk could delay or interrupt service to our customers, harm our reputation, lead to a loss of customers, or subject us to significant liability.

Our operations are dependent on our network being free from material interruption by damage from fire, earthquake, or other natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber-attacks, or any other events beyond our control. Similarly, the operations of our partners and other third parties with which we work are also susceptible to the same risks. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols, and other procedures will be adequate to prevent significant damage, system failure or data loss, and the same is true for our partners, vendors, and other third parties on which we rely. We have experienced automated log in attempts to gain unauthorized access to customer accounts. To date, these events have not resulted in the material impairment of any business operations.

Also, many of our services are web-based, and the amount of data we store for our users on our servers has been increasing. Despite the implementation of security measures, our infrastructure, and that of our partners, vendors, and other third parties may be vulnerable to computer viruses, hackers, or similar disruptive problems caused by our vendors, partners, other third parties, subscribers, employees, or other internet users who attempt to invade public and private data networks. As seen in the industries in which we operate and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity and technological risks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services. Moreover, a significant portion of our operations relies heavily on the secure processing, storage, and transmission of confidential and other sensitive data. For example, a significant number of our Cybersecurity and Martech customers authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a material compromise or breach of the technology used by us, our partners, our vendors, or other third parties to protect transaction and other confidential data. Any system failure or security breach that causes interruptions or data loss in and to our operations and systems or those of our partners, vendors, customers, or other third parties, or which leads to the misappropriation of our or our customers’ confidential information, could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. We use vendors to assist with cybersecurity risks, but these vendors may not be able to assist us adequately in preparing for or responding to a cybersecurity incident. We maintain insurance related to cybersecurity risks, but this insurance may not be sufficient to cover all of our losses from any breaches or other adverse consequences related to a cybersecurity-event. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows, or our reputation could cause us to suffer other negative consequences. For example, we may incur remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants); lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation and legal risks (including regulatory actions by state and federal governmental authorities and non-U.S. authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; and damage to the company’s competitiveness, stock price, and diminished long-term shareholder value. To date, such events have not resulted in the material impairment of any business operations.

Changes in our tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results.

We are a U.S.-based multinational company subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of our subsidiaries are organized. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates, and enacted tax rules, including transfer pricing. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.

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

In addition, due to the global nature of the internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income, or other taxes relating to our activities. Tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and online advertising. New or revised international, federal, state, or local tax regulations or court decisions may subject us or our customers to additional sales, income, and other taxes. For example, the European Union, certain member states, and other countries, as well as states within the United States, have proposed or enacted taxes on online advertising and marketplace service revenues. The application of existing, new or revised taxes on our business, in particular, sales taxes, VAT, and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and advertising over the internet. The application of these taxes on our business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

Moreover, we are currently under or subject to examination for indirect taxes in various states, municipalities and foreign jurisdictions. We currently have a $24.0 million reserve established for these matters. If a material indirect tax liability associated with prior periods were to be recorded, for which there is not a reserve, it could materially affect our financial results for the period in which it is recorded.

Furthermore, much of our Digital Media e-commerce revenue comes from arrangements in which we are paid by retailers to promote their digital product and service offers on our sites. Certain states have implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of such states if a publisher, such as us, that facilitated that sale is a resident of such state. Paid retailers in our marketplace that do not currently have sales tax nexus in any state that subsequently passes similar regulations and in which we have operations, employees, or contractors now or in the future, may significantly alter the manner in which they pay us, cease paying us for sales we facilitate for that retailer in such state, or cease using our marketplace, each of which could adversely impact our business, financial condition, and operating results.

Taxing authorities may successfully assert that we should have collected, or in the future should collect sales and use, telecommunications, or similar taxes, and we could be subject to liability with respect to past or future tax, which could adversely affect our operating results.

We believe we remit state and local sales and use, excise, utility user, and ad valorem taxes, as well as fees and surcharges or other similar obligations, in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions. Such tax, fee, and surcharge laws and rates vary greatly by jurisdiction, and the application of each of them to e-commerce businesses, such as ours, is a complex and evolving area. The jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability. In addition, in the future we may also decide to engage in activities that would require us to pay sales and use, telecommunications, or similar taxes in new jurisdictions. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition, and operating results.

Political instability and volatility in the economy may adversely affect segments of our customers, which may result in decreased usage and advertising levels, customer acquisition and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers may be adversely affected by political instability and volatility in the general economy or any downturns. To the extent these customers’ businesses are adversely affected by political instability or volatility, their usage of our services and/or our customer retention rates could decline. This may result in decreased cloud services subscription and/or usage revenues and decreased advertising, e-commerce or other revenues, which may adversely impact our revenues and profitability. For example, in connection with the conflict between Russia and Ukraine, the U.S. governments have imposed severe economic sanctions and export controls and have threatened additional sanctions and controls. The full impact of these measures, or of any potential responses to them by Russia or other countries, on the businesses and results of operations or our customers or us is unknown.

The markets in which we operate are highly competitive and some of our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing, or more effective marketing strategies. Also, we face significant competition for users, advertisers, publishers, developers, and distributors.

For information regarding our competition, and the risks arising out of the competitive environment in which we operate, see the subsection entitled “Competition” with respect to each of our Digital Media and Cybersecurity and Martech businesses contained in Item 1 of this Annual Report on Form 10-K. In addition, some of our competitors include major companies with much greater resources and significantly larger customer bases than we have. Some of these competitors offer their services at lower prices than we do. These companies may be able to develop and expand their network infrastructures and capabilities more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits, or both.

Our Digital Media business faces significant competition from online media companies as well as from social networking sites, mobile applications, traditional print and broadcast media, general purpose and search engines, and various e-commerce sites. Our Cybersecurity and Martech business faces competition from cloud software services and applications across several categories including secured communications, cybersecurity, and marketing technology.

Several of our competitors offer an integrated variety of software and internet products, advertising services, technologies, online services, and content. We compete against these and other companies to attract and retain subscribers, users, advertisers, partners, and developers. We also compete with social media and networking sites which are attracting a substantial and increasing share of users and users’ online time, and may continue to attract an increasing share of online advertising dollars.

In addition, several competitors offer products and services that directly compete for users with our Digital Media business offerings. Similarly, the advertising networks operated by our competitors or by other participants in the display marketplace offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad networks, demand side platforms, ad serving technologies, and sponsored search offerings. We also compete with traditional print and broadcast media companies to attract advertising spending. Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market. Some of the competitors of our Cybersecurity and Martech business in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.

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

Our brand recognition depends, in part, on our ability to protect our trademark portfolio and establish trademark rights covering new brands and territories. Some regulators and competitors have taken the view that certain of our brands, such as eVoice, are descriptive or generic when applied to the products and services offered by our Cybersecurity and Martech business. Nevertheless, we have obtained U.S. and foreign trademark registrations for our brand names, logos, and other brand identifiers, including eVoice. If we are unable to obtain, maintain or protect trademark rights covering our brands across the territories in which they are or may be offered, the value of these brands may be diminished, competitors may be able to dilute, harm, or take advantage of our brand recognition and reputation, and our ability to attract subscribers may be adversely affected.

We hold domain names relating to our brands, in the U.S. and internationally. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names may change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain all relevant domain names that relate to our brands. Furthermore, international rules governing the acquisition and maintenance of domain names in foreign jurisdictions are sometimes different from U.S. rules, and we may not be able to obtain all of our domains internationally. As a result of these factors, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our brands, trademarks or other proprietary rights. In addition, failure to secure or maintain domain names relevant to our brands could adversely affect our reputation and make it more difficult for users to find our websites and services.

If the distribution of Consensus equity, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Ziff Davis, Consensus and Ziff Davis stockholders could be subject to significant tax liabilities.

The separation of Consensus was effected by a pro rata distribution to our shareholders of 80.1% of the stock of Consensus, comprising our prior cloud fax business. We obtained (i) a private letter ruling from the IRS, satisfactory to our Board of Directors, regarding certain U.S. federal income tax matters relating to the separation and related transactions and (ii) an opinion of outside counsel, satisfactory to our Board of Directors, regarding the qualification of the distribution, together with certain related transactions, as generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). The opinion of outside counsel and the IRS private letter ruling were based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings of Ziff Davis and Consensus (including those relating to the past and future conduct of Ziff Davis and Consensus). If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if Ziff Davis or Consensus breach any of their respective covenants contained in any of the separation-related agreements or in the documents relating to the IRS private letter ruling and/or any opinion, the IRS private letter ruling and/or any opinion may be invalid. Accordingly, notwithstanding receipt of the IRS private letter ruling and/or opinions of counsel or other external tax advisors, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements or undertakings that were included in the request for the IRS private letter ruling or on which any opinion was based are false or have been violated. In addition, the IRS private letter ruling does not address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, and an opinion of outside counsel or other external tax advisor represents the judgment of such counsel or advisor which is not binding on the IRS or any court. Accordingly, notwithstanding receipt by Ziff Davis of the IRS private letter ruling and the tax opinions referred to above, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, Ziff Davis, Consensus and Ziff Davis’s stockholders could be subject to significant U.S. federal income tax liability.

If the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, Ziff Davis would recognize taxable gain as if it had sold the Consensus common stock in a taxable sale for its fair market value and Ziff Davis stockholders who receive shares of Consensus common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

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

A significant number of our paid Cybersecurity and Martech subscribers and certain Digital Media subscribers pay for our services through credit and debit cards. Weakness in certain segments of the credit markets and in the U.S. and global economies could result in increased numbers of rejected credit and debit card payments. We believe this could result in increased customer cancellations and decreased customer signups. Rejected credit or debit card payments, customer cancellations and decreased customer sign up may adversely impact our revenues and profitability.

If our business experiences excessive fraudulent activity or cannot meet evolving credit card company merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment and our subscriber base could decrease significantly.

A significant number of our paid Cybersecurity and Martech subscribers and certain Digital Media subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. If people pay for these services with stolen credit cards, we could incur substantial unreimbursed third-party vendor costs. We also incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and could lose the right to accept credit cards for payment. In addition, we are subject to Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess our compliance. PCI standards are a comprehensive set of requirements for enhancing payment account data security. Failure to comply with the security requirements or rectify a security issue may result in fines or a restriction on accepting payment cards. Credit card companies may change the standards required to utilize their services from time to time. If we are unable to meet these new standards, we could be unable to accept credit cards. Further, the law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid subscriber base to significantly decrease, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

As a creator and a distributor of content over the internet, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute.

Users access health-related content through our Everyday Health Group properties, including information regarding particular medical conditions, diagnosis and treatment, and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers or professionals who rely on that content or others may make claims against us with various causes of action. Although our properties contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, third parties may claim that these online agreements are unenforceable.

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

From time to time, we are subject to litigation or claims or are involved in other legal disputes or regulatory inquiries, including in the areas of patent infringement and antitrust, that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, divert operational resources, occupy a significant amount of our management’s time and attention and negatively affect our business operations and financial condition. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. We do not always have insurance coverage for defense costs, judgments, and settlements. We may also be subject to indemnification requirements with business partners, vendors, current and former officers and directors, and other third parties. Payments under such indemnification provisions may be material. For a more detailed description of certain lawsuits in which we are involved, see Item 3. Legal Proceedings.

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

Pandemics, such as the COVID-19 pandemic, or other public health crises and related governmental response could negatively affect our business, operations and financial performance.

The impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility and overall uncertainty. Among other things, the COVID-19 pandemic resulted in travel bans around the world, declarations of states of emergency, stay- or shelter-at-home requirements, business and school closures and manufacturing restrictions. In addition, the COVID-19 pandemic contributed to (i) increased unemployment and decreased consumer confidence and business generally; (ii) sudden and significant declines, and significant increases in volatility, in financial and capital markets; (iii) strain on global supply chains; (iv) inflation; (v) increased spending on our business continuity efforts, which has required and may further require that we cut costs or investments in other areas; and (vi) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. In addition, even as the initial effects of the pandemic and related governmental responses have begun to subside, others have arisen such as labor shortages, supply chain disruptions, and inflation.

Although certain of the measures taken to mitigate the pandemic have eased, overall measures to contain the COVID-19 pandemic may remain in place for a significant period of time, and certain geographic regions are experiencing resurgences of COVID-19 infections. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this section entitled “Risk Factors” or in the “Risk Factors” section of any subsequent Quarterly Report on Form 10-Q. We cannot predict at this time the extent to which the COVID-19 pandemic or any other pandemic or public health crisis might negatively affect our business, operations and financial performance.

As we continue to grow our international operations, adverse currency fluctuations and foreign exchange controls could have a material adverse effect on our financial condition and results of operations.

As we expand our international operations, we could be exposed to significant risks of currency fluctuations. In some countries outside the U.S., we offer our services in the applicable local currency, including but not limited to the Australian Dollar, the Canadian Dollar, the Euro, the Hong Kong Dollar, the Japanese Yen, the New Zealand Dollar, the Norwegian Kroner, and the British Pound Sterling, among others. As a result, fluctuations in foreign currency exchange rates affect the results of our operations, which in turn may materially adversely affect reported earnings and the comparability of period to period results of operations. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell our services in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Furthermore, we may become subject to exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars. We cannot assure you that future exchange rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into foreign currency hedging transactions to control or minimize these risks.

We may be subject to risks from international operations.

As we continue to expand our business operations in countries outside the U.S., our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to provide our services; difficulties in staffing and managing international operations; compliance with international labor and employment laws and regulations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results, and cash flows.

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

Further, the impact on the global economy as a result of unforeseen global crises such as war, acts of terrorism or aggression or strife, strikes, global health pandemics, earthquakes or major weather events, including as exacerbated by climate changes, or other events outside of our control could negatively impact our revenue and operating results.

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

In addition, our ability to register or protect our patents, copyrights, trademarks, trade secrets, and other intellectual property may be limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these regions from utilizing our intellectual property, which could reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

We also strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our technology or intellectual property rights. Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technology or intellectual property by others.

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

Companies that operate in the same industry as our Cybersecurity and Martech and Digital Media businesses have experienced substantial litigation regarding intellectual property. Currently, we have pending patent infringement lawsuits, both offensive and defensive, against several companies in this industry. Furthermore, we may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights or determine the validity and scope of intellectual property rights claimed by others. This or any other litigation to enforce or defend our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.

We have been and expect to continue to be subject to legal claims that we have infringed the intellectual property rights of others. The ready availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. In addition, we may be required to indemnify our resellers and users for similar claims made against them. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new intellectual property, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows.

The successful operation of our business depends upon the supply of critical business elements and marketing relationships from other companies.

We depend upon third parties for critical elements of our business, including technology, infrastructure, customer service and sales and marketing components. We rely on private third-party providers for our internet, telecommunications, website traffic, and other connections and services and for co-location of a significant portion of our servers and other hosting services. In addition, we rely on third-party platforms to facilitate and provide access to products sold through our sites. Any disruption in the services provided by any of these suppliers, any adverse change in access to their platforms or services or in their terms and conditions of use or services, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows. To obtain new Cybersecurity and Martech customers, we have marketing agreements with operators of leading search engines and websites and employ the use of resellers to sell our products. These arrangements typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our success depends on our retention of our executive officers and senior management and our ability to hire and retain key personnel.

Our success depends on the skills, experience, and performance of executive officers, senior management, and other key personnel. The loss of the services of one or more of our executive officers, senior managers, or other key employees could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows. Our future success also depends on our continuing ability to attract, integrate, and retain highly qualified technical, sales, and managerial personnel. Competition for these people is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future.

Our level of indebtedness could adversely affect our financial flexibility and our competitive position.

Our level of indebtedness could have significant effects on our business. For example, it could:

•make it more difficult for us to satisfy our obligations, including those related to our current indebtedness and any other indebtedness we may incur in the future;
•increase our vulnerability to adverse changes in general economic, industry, and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•restrict us from exploiting business opportunities;
•place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy, or other general corporate purposes.

In addition, the indenture governing our 4.625% Senior Notes (the “4.625 Senior Notes”) contains, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

A breach of the covenants under the indenture governing the 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”) or the 4.625% Senior Notes could result in an event of default. Such a default may allow the note holders to accelerate the 1.75% Convertible Notes or 4.625% Senior Notes and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In the event the holders of our 1.75% Convertible Notes or 4.625% Senior Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness or our other indebtedness.

We are exposed to risk if we cannot maintain or adhere to our internal controls and procedures.

We have established and continue to maintain, assess, and update our internal controls and procedures regarding our business operations and financial reporting. Our internal controls and procedures are designed to provide reasonable assurances regarding our business operations and financial reporting. However, because of the inherent limitations in this process, internal controls and procedures may not prevent or detect all errors or misstatements. To the extent our internal controls are inadequate or not adhered to by our employees, our business, financial condition, and operating results could be materially adversely affected. As reported elsewhere in this Annual Report on Form 10-K, we experienced a material weakness in our internal control related to our accounting for the Consensus Spin-Off. Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it is reasonably possible that it could have led to a material misstatement of account balances or disclosures. We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.

If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately or timely report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the SEC or Nasdaq. Any such action or restatement of prior-period financial results as a result could harm our business or investors’ confidence in the Company, and could cause our stock price to fall.

To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends, will depend upon our future performance, which will be subject to financial, business, and other factors affecting our operations. To some extent, this is subject to general and regional economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot ensure that we will generate cash flow from operations, or that future borrowings will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

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

We may not have the ability to raise the funds necessary to settle conversions of the 1.75% Convertible Notes or to repurchase the 1.75% Convertible Notes upon a fundamental change or on a repurchase date or repurchase the 4.625% Senior Notes upon a change in control, and our future debt may contain limitations on our ability to pay cash upon conversion, redemption or repurchase of either the 1.75% Convertible Notes or the 4.625% Senior Notes as the case may be.

Holders of our 1.75% Convertible Notes have the right to require us to repurchase their 1.75% Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 1.75% Convertible Notes) at a repurchase price equal to 100% of the principal amount of the 1.75% Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 1.75% Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 1.75% Convertible Notes being converted. It is our intention to satisfy our conversion obligation by paying and delivering a combination of cash and shares of our common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of our common stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases or redemptions of the 1.75% Convertible Notes or the 4.625% Senior Notes surrendered therefor or 1.75% Convertible Notes being converted. In addition, our ability to repurchase or redeem the 1.75% Convertible Notes or the 4.625% Senior Notes or to pay cash upon conversions of the 1.75% Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase or redeem 1.75% Convertible Notes or 4.625% Senior Notes at a time when the repurchase or redemption is required by the applicable indenture or to pay any cash payable on future conversions of the 1.75% Convertible Notes as required by the applicable 1.75% Convertible Notes indenture would constitute a default under the applicable indenture. A default under any indenture or the fundamental change or change of control itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase or redeem the 1.75% Convertible Notes or the 4.625% Senior Notes or make cash payments upon conversions of the 1.75% Convertible Notes.

The conditional conversion feature of the 1.75% Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 1.75% Convertible Notes is triggered, holders of the 1.75% Convertible Notes will be entitled to convert the 1.75% Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 1.75% Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 1.75% Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Changes in the accounting method for convertible debt securities that may be settled in cash, such as the 1.75% Convertible Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 1.75% Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 1.75% Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheet, and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 1.75% Convertible Notes. As a result, we recorded non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 1.75% Convertible Notes to their face amount over the respective term of the 1.75% Convertible Notes. We plan to adopt Accounting Standards Update 2020-06 - Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) as of January 1, 2022 which we expect will result in our recognizing less non-cash interest expense relating to the 1.75% Convertible Notes in future periods.

In addition, under the accounting standard applied to the financial statements included in this report, our 1.75% Convertible notes which may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method. Under the treasury stock method, shares issuable upon conversion of the 1.75% Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 1.75% Convertible Notes exceeds its principal amount. In connection with our adoption of ASU 2020-06 we will be required to adopt the if-converted method for computing diluted earnings per share which will result in the inclusion of additional shares in the calculation of and may adversely impact our diluted earnings per share. For a discussion of certain other expected impacts of adoption of this ASU, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” of the notes to consolidated financial statements.

Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, in 2021, we spun off our online fax business and sold our B2B backup business. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts, and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed of. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.

Potential indemnification liabilities to Consensus pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.

We entered into a separation and distribution agreement and related agreements with Consensus to govern the separation and distribution of Consensus and the relationship between the two companies going forward. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between the parties. If we are required to indemnify Consensus under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which Consensus has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against Consensus will be sufficient to protect us against the full amount of the liabilities, or that Consensus will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our businesses, financial condition, results of operations, and cash flows.

Risks Related To Our Industries

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

We believe that most of our cloud services are “information services” under the Telecommunications Act of 1996 and related precedent, or, if not “information services,” that we are entitled to other exemptions, meaning that we generally are not currently subject to U.S. telecommunications services regulation at both the federal and state levels. In connection with our Cybersecurity and Martech business, we utilize data transmissions over public telephone lines and other facilities provided by third-party carriers. These transmissions are subject to foreign and domestic laws and regulation by the Federal Communications Commission (the “FCC”), state public utility commissions and foreign governmental authorities. These regulations affect the availability of numbers, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services or otherwise not entitled to certain exemptions upon which we currently rely. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties and interest. It is also possible that such a finding could subject us to additional regulatory obligations that could potentially require us either to modify our offerings in a costly manner, diminish our ability to retain customers, or discontinue certain offerings, in order to comply with certain regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the applicable governmental authority.

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

In addition, due to the number of text messages, phone calls and other communications we send or make on behalf of our customers in connection with the services we provide, communication-related privacy laws could result in particularly significant damage awards or fines. For example, in the United States, the Telephone Consumer Protection Act (“TCPA”) prohibits placing calls or sending text messages to mobile phones without “prior express consent” subject to limited exceptions, and a plaintiff may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Parties that solely enable calling or text messaging are only directly liable under the TCPA pursuant to federal common law vicarious liability principles. We take significant steps to ensure that users understand that they are responsible for how they use our technology including complying with relevant federal and state law. However, because we do not enjoy absolute exemption from liability under the TCPA and related FCC and FTC rules, we could face inquiries from the FCC and FTC or enforcement actions by these agencies, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for unauthorized calling or text messaging mobile users, the financial penalties could cause a material adverse effect on our operations and harm our business reputation.

Also, in the United States, the Communications Assistance to Law Enforcement Act (“CALEA”) requires any telecommunications carriers to be capable of performing wiretaps and recording other call identifying information in cooperation with law enforcement. In September 2005, the FCC expanded the definition of “telecommunications carriers” to include facilities-based broadband internet access providers and Voice-over-Internet-Protocol (“VoIP”) providers that interconnect with the public switched telephone network. As a result of this definition, the Company’s VoIP offerings are subject to CALEA, which has impacted our operations.

We are subject to a variety of new and existing laws and regulations which could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

The application of existing domestic and international laws and regulations to us relating to issues such as defamation, pricing, advertising, taxation, promotions, billing, consumer protection, accessibility, content regulation, data privacy, intellectual property ownership and infringement, and accreditation in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol or other regulated substances, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Our Digital Media and Cybersecurity and Martech businesses utilize contractors, freelancers and/or staff from third party outsourcers to provide content and other services. However, in the future, arrangements with such individuals may not be deemed appropriate by a relevant government authority, which could result in additional costs and expenses. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business. If these or other laws or judicial interpretations are changed to narrow their protections, or if international jurisdictions refuse to apply similar provisions in international lawsuits, we will be subject to a greater risk of liability, our costs of compliance with these regulations or to defend litigation may increase, or our ability to operate certain lines of business may be limited. The Children’s Online Privacy Protection Act (“COPPA”) is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, the Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances, as well as other federal, state or international laws and legislative efforts designed to protect children on the internet may impose additional requirements on us. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business.

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

Many third-parties are examining whether the Americans with Disabilities Act (“ADA”) concept of public accommodation also extends to websites and to mobile applications. Generally, some plaintiffs have argued that websites and mobile applications are places of public accommodation under Title III of the ADA and, as such, must be equipped so that individuals with disabilities can navigate and make use of subject websites and mobile applications. The issue is currently under litigation and there is a split in the federal court of appeals circuits as to what the ADA requires. Certain appellate circuits have found that websites standing alone are subject to the ADA and therefore must be accessible to people with disabilities. Other circuits, including the Ninth Circuit, which has appellate jurisdiction over federal district courts in California have found that in order for websites to be places of public accommodation, and therefore subject to the ADA, there must be both a nexus between the website and the goods and services the website provides as well as a physical brick and mortar location for consumers. We cannot predict how the ADA will ultimately be interpreted as applied to websites and mobile applications.

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

As of May 25, 2018, certain data transfers from and between the European Union (“EU”) are subject to the GDPR. As discussed in more detail below, the GDPR prohibits data transfers from the EU to other countries outside of the EU, including the U.S., without appropriate security safeguards and practices in place. Previously, for certain data transfers from and between the EU and the U.S., the Company, like many other companies, had relied on what is referred to as the “EU-U.S. Safe Harbor,” in order to comply with privacy obligations imposed by EU countries. The European Court of Justice invalidated the EU-U.S. Safe Harbor. Additionally, other countries that relied on the EU-U.S. Safe Harbor that were not part of the EU have also found that data transfers to the U.S. are no longer valid based on the European Court of Justice ruling. Although U.S. and EU policymakers approved a new framework known as “Privacy Shield” that would allow companies like us to continue to rely on some form of a safe harbor for the transfer of certain data from the EU to the U.S., on July 16, 2020, the Court of Justice of the European Union issued a judgment declaring as “invalid” the European Commission’s Decision (EU) 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield, rendering it invalid. We cannot predict how or if these issues will be resolved nor can we evaluate any potential liability at this time.

The Company has put into place various alternative frameworks and grounds on which to rely in order to be in compliance with relevant law for the transfer of data from overseas locations to the U.S., including reviewing Company’s data collection process, procedures and putting into place Data Processing Agreements that incorporate Standard Contractual Clauses as well as supplementary measures with vendors, partners and other third parties. Some independent data regulators have adopted the position that other forms of compliance are also invalid, though the legal grounds for these findings remain unclear at this time. We cannot predict at this time whether the alternative grounds that the Company continues to implement will be found to be consistent with relevant laws nor can we evaluate what, if any, potential liability may be at this time.

On June 28, 2018, the California legislature enacted the CCPA, which took effect on January 1, 2020 and became enforceable starting July 1, 2020. The CCPA, which covers businesses that obtain or access personal information of California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. Based on the final implementation regulations released by the California Attorney General in August 2020, we believe we have implemented such links where necessary, we action consumer opt outs and other subject rights when requested, and our privacy policies have been updated and posted on our websites. We are continuing to evaluate the impact to our business, if any. In addition, in November 2020 California voters adopted the California Privacy Rights Act (“CPRA”) that amends the CCPA, including creating a new agency to implement and enforce the law. The CPRA will take effect on January 1, 2023 and is subject to a number of required rule-makings. Until that rule-making is complete, we cannot fully evaluate the impact of the CPRA on our businesses. Other states are proposing similar privacy laws and if those are passed, our Company may be subject to additional requirements and restrictions that could have an impact on our business.

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

Moreover, our Everyday Health Group business may be subject to additional government oversight or regulation by Congress, the FTC, the FDA, the U.S. Department of Health and Human Services and state legislatures and regulatory agencies. In addition, certain services provided by Everyday Health Group constituent businesses are also subject to private regulation both directly by accrediting bodies and indirectly by industry codes followed by commercial supporters and providers of continuing education programs for healthcare professionals.

If we are subject to burdensome laws or regulations or if we fail to adhere to the requirements of public or private regulations, our business, financial condition and results of operations could suffer.

Government and private actions or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.

Certain business units within our Digital Media business collect and sell data about their users’ online behavior and the revenue associated with this activity could be impacted by government regulation and enforcement, industry trends, self-regulation, technology changes, consumer behavior and attitude, and private action. We also use such information to work with our advertisers to more effectively target ads to relevant users and consumers, which ads command a higher rate.

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

New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. Similarly, exercise of the “Do Not Sell” right under the CCPA limits a business’ ability to monetize certain personal information collected online. The CPRA will require businesses to treat “Do Not Track” and other similar “global privacy control” browser settings as opt outs from the sale of a user’s personal information. These laws and regulations could have a significant impact on the operation of our advertising and data businesses. U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies or other tracking tools. Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices.

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

U.S. and foreign governments have enacted or considered or are considering legislation or regulations that could significantly restrict our ability to collect, augment, analyze, use, and share de-identified or anonymous data, which could increase our costs and reduce our revenue.

We operate across many different markets both domestically and internationally which may subject us to cybersecurity, privacy, data security and data protection laws with uncertain interpretations as well as impose conflicting obligations on us.

Cybersecurity, privacy, data security, and data protection laws are constantly evolving at the federal and state levels in the United States, as well as abroad. We are currently subject to such laws both at the federal and state levels in the U.S. as well as similar laws in a variety of international jurisdictions. The interpretation of these laws may be uncertain and may also impose conflicting obligations on us. While we work to comply with all applicable law and relevant “best practices” addressing cybersecurity, privacy, data security and data protection, this is an area of the law that is constantly evolving as are the relevant industry codes and threat matrix. Further it is possible that applicable law and “best practices” are interpreted in an inconsistent or conflicting manner either by differing federal, state or international authorities or across the jurisdictions in which we operate. Any failure or perceived failure by us, our partners, our vendors, or third parties on which we rely for our operations could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

The GDPR and the CCPA impose significant compliance costs and expose the Company to substantial risks.

The EU has traditionally imposed strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in a variation of privacy standards from country to country. The GDPR harmonizes EU data privacy laws and contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data use in Europe, which will continue to increase our costs. The CCPA similarly contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data usage of California residents, which will continue to increase our costs. Additionally, government authorities will have more power to enforce compliance and impose substantial penalties for any failure to comply. In addition, individuals have the right to compensation under the GDPR, and individuals may have the right to file a class action under the CCPA in certain circumstances. In the event the Company fails to maintain compliance, the Company could be exposed to material damages, costs and/or fines if an EU government authority, an EU resident, the California Attorney General or a California resident commenced an action. Failure to comply or maintain compliance could cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We face potential liability related to the privacy and security of health-related information we collect from, or on behalf of, our consumers and customers.

The privacy and security of information about the physical or mental health or condition of an individual is an area of significant focus in the United States and in other jurisdictions because of heightened privacy concerns and the potential for significant consumer harm from the misuse of such sensitive data. We have procedures and technology in place intended to safeguard the information we receive from customers and users of our services from unauthorized access or use.

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

Failure to comply with the requirements of HIPAA, HITECH, regulations promulgated under HIPAA and HITECH (including but not limited to the HIPAA Privacy and Security Rules and the Health Breach Notification Rule), or any of the applicable federal and state laws and regulations regarding patient privacy, identity theft prevention and detection, breach notification and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties or contractual liability under agreements with our customers and clients. Any failure or perception of failure of our products or services to meet HIPAA, HITECH and related regulatory requirements could expose us to risks of investigation, notification, litigation, penalty or enforcement, adversely affect demand for our products and services and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our clients and HIPAA and HITECH.

These laws and regulations are subject to interpretation by courts and regulators that might expand their scope of coverage. For example, the FTC recently adopted a Policy Statement offering guidance on the scope of its Health Breach Notification Rule, and issued related guidance, stating that consumer mobile applications that draw health information from one source and health or non-health information from one or more other sources are covered by the Rule, and that breaches of security under the Rule include disclosures of sensitive health information without user authorization. Any changes in these or any other laws and regulations or the interpretation of them could increase our future compliance costs, limit the amount and type of data we can collect, transfer, share, or sell, make our products and services less attractive to our users, or cause us to change or limit our business practices. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities.

Developments in the healthcare industry could adversely affect our business.

A significant portion of Everyday Health Group’s advertising and sponsorship revenues is derived from the healthcare industry, including pharmaceutical, medical device, over-the-counter, and consumer-packaged-goods companies, and could be affected by changes affecting healthcare spending. Industry changes affecting healthcare spending could impact the market for these offerings. General reductions in expenditures by healthcare industry participants could result from, among other things:

•government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;
•changes to federal and state tax rates and allowed expense deductions;
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

For example, there are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback provisions prohibit any person or entity from willingly offering, paying, soliciting or receiving anything of value, directly or indirectly, to induce or reward, or in return for either the referral of patients covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Our sale of advertising and sponsorships to healthcare providers potentially implicates these laws. However, we review our practices to ensure that we comply with all applicable laws. The laws in this area are broad, and we cannot determine precisely how they will be applied to our business practices. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to liability and require us to change or terminate some portions of our business.

Further, we derive revenues from the sale of advertising and promotion of prescription and over-the-counter drugs and medical devices, as well as non-drug consumer health and wellness products. If the FDA or the FTC finds that any of the information provided on our properties violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of advertising and promotion in the healthcare industry could make it more difficult for us to generate and grow our advertising and sponsorship revenues.

In addition, the practice of most healthcare professions requires licensing under applicable state law and state laws may further prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. Similar state prohibitions may exist with respect to other licensed professions. We believe that we do not engage in the practice of medicine or any other licensed healthcare profession, or provide, through our properties, professional medical advice, diagnosis, treatment, or other advice that is tailored in such a way as to implicate state licensing or professional practice laws. However, a state may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Our business could suffer if providers of broadband internet access services block, impair or degrade our services.

Our business is dependent on the ability of our customers and visitors to our digital media properties to access our services and applications over broadband internet connections. Internet access providers and internet backbone providers may be able to block, degrade or charge for access or bandwidth use of certain of our products and services, which could lead to additional expenses and the loss of users. Our products and services depend on the ability of our users to access the internet. Use of our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed data connection. Broadband internet access services, whether wireless or landline, are provided by companies with significant market power. Many of these providers offer products and services that directly compete with ours.

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
A portion of our display revenue comes from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. We or our third-party service providers may be exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we or our third-party service providers are unable to detect and prevent it, or choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brands and lead to a loss of advertisers and revenue. We obtain third-party certification that certain of our products apply “best practices” to detect and prevent click fraud. If we are unable to maintain such certification, advertisers might refuse to pay, demand refunds, and withdraw future business, and our business reputation might be harmed.

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

Risks Related To Our Stock

The fundamental change purchase features of the 1.75% Convertible Notes and the change of control features of the Senior Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the 1.75% Convertible Notes require us to offer to purchase the 1.75% Convertible Notes for cash in the event of a fundamental change (as defined in the indenture governing the 1.75% Convertible Notes), and the terms of the 4.625% Senior Notes require us to offer to repurchase the 4.625% Senior Notes for cash in the event of a change of control (as defined in the indenture governing the 4.625% Senior Notes). These features may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

Conversions of the 1.75% Convertible Notes could dilute the ownership interest of our existing stockholders, including holders who had previously converted their 1.75% Convertible Notes.

The conversion of some or all of the 1.75% Convertible Notes could dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 1.75% Convertible Notes may encourage short selling by market participants because the conversion of the 1.75% Convertible Notes could depress the price of our common stock.

We are a holding company and our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries, which may be subject to certain restrictions on their ability to pay dividends to us to fund dividends on our stock, pay interest on the 1.75% Convertible Notes or 4.625% Senior Notes and fund other holding company expenses.

We are a holding company. We conduct substantially all of our operations through our subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to pay dividends on our stock, service our debt, including the 1.75% Convertible Notes and 4.625% Senior Notes, and fund other holding company expenses depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise. Dividends, loans or other distributions to us from such subsidiaries could be subject to future contractual and other restrictions.

Future sales of our common stock may negatively affect our stock price.

As of February 24, 2022, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.

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

Our stock price and trading volumes have been volatile and we expect that this volatility will continue in the future due to factors, such as:

•Assessments of the size of our advertiser, user and subscriber bases, our average revenue per user and subscriber, and comparisons of our results in these and other areas versus prior performance and that of our competitors;
•Our growth and profitability;
•Variations between our actual results and investor expectations;
•Regulatory or competitive developments affecting our markets;
•Investor perceptions of us and comparable public companies;
•Conditions and trends in the industries in which we operate;
•Announcements of technological innovations and acquisitions;
•Introduction of new services by us or our competitors;
•Developments with respect to intellectual property rights;
•Conditions and trends in the internet and other technology industries;
•Rumors, gossip, or speculation published on public chat or bulletin boards;
•General market conditions, including prolonged or increased inflation;
•Geopolitical events such as war, threat of war, or terrorist actions; and
•Global health pandemics.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology and other companies, particularly communications and internet companies. These broad market fluctuations have previously resulted in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our global headquarters is in New York City, where we lease approximately 39,000 square feet of office space pursuant to a lease that extends through October 2024. In connection with the Separation, we assigned our lease of approximately 48,000 square feet of office space in Los Angeles, California to Consensus. We remain the lessee under this lease and our obligations remain through October 7, 2022, after which time Consensus will take over the lease in full. Additionally, we have smaller leased offices throughout Asia, North America, Europe and Australia.

All of our network equipment is housed at one of multiple co-location facilities around the world. We believe our current facilities are generally in good operating condition and are sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

See Note 12, “Commitments and Contingencies”, to our accompanying consolidated financial statements for a description of our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

                        PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Beginning on October 8, 2021, the Company’s common stock is traded on the Nasdaq Global Select Market under the stock symbol “ZD” (previously traded under the stock symbol “JCOM”).

Holders

We had 225 registered stockholders as of March 9, 2022. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We initiated a quarterly cash dividend program in August 2011 with a payment of $0.20 per share of common stock on September 19, 2011. We paid a quarterly cash dividend (which was increased several times) in each subsequent calendar quarter through June 4, 2019.

The following is a summary of each dividend declared during fiscal year 2019:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 6, 2019	$0.4450	February 25, 2019	March 12, 2019
May 2, 2019	$0.4550	May 20, 2019	June 4, 2019

Future dividends are subject to Board approval. Based on the significant number of current investment opportunities within or related to the Company’s portfolio of businesses and the historic and expected returns from prior investments, the Board of Directors suspended dividend payments for the foreseeable future after the June 4, 2019 payment.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities
Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. The Company acquired and subsequently retired 2,126,080 shares during the year ended December 31, 2012.

In July 2016, the Company acquired and subsequently retired 935,231 shares of its common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of its common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount.

In November 2018 and May 2019, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. 600,000 shares were repurchased in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the year ended December 31, 2019, the Company repurchased 197,870 shares at an aggregate cost of $16.0 million which were subsequently retired in the same year. During the year ended December 31, 2020, the Company repurchased 1,140,819 shares at an aggregate cost of $87.5 million which were subsequently retired in the same year. As of December 31, 2020, we had repurchased all of the available shares under the 2012 Program at an aggregated cost of $204.6 million (including an immaterial amount of commission fees). See Note 14 - Stockholders’ Equity of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the year ended December 31, 2021 and December 31, 2020, the Company entered into a Rule 10b5-1 trading plan and repurchased 445,711 and 2,490,599 shares, respectively, at an aggregate cost of $47.7 million and $177.8 million, respectively, (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired (see Note 14 - Stockholders’ Equity of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference).

As a result of the Company’s share repurchase programs, the number of shares available for purchase is 7,063,690 shares of the Company’s common stock.

The following table details the repurchases that were made under and outside the 2020 Program during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	—	$—	—	7,509,401
November 1, 2021 - November 30, 2021	—	$—	—	7,509,401
December 1, 2021 - December 31, 2021	452,573	$107.09	445,711	7,063,690
Total	452,573		445,711	7,063,690
(1)     Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 regarding shares outstanding and available for issuance under the Company’s existing equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	440,574	$68.45	3,005,260
Equity compensation plans not approved by security holders	—	—	—
Total	440,574	$68.45	3,005,260

The number of securities remaining available for future issuance includes 1,709,569 and 1,295,691 under our 2015 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Refer to Note 15 to the accompanying consolidated financial statements for a description of these Plans.

Performance Graph

This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return for the Company, the Nasdaq Computer Index and an index of companies that the Company has selected as its peer group in the digital media and cloud services for business space. The Company completed the separation of Consensus on October 7, 2021. Subsequent to the distribution of Consensus, the Nasdaq Global Select market restated the historical prices of the Company’s common stock for all periods prior to the distribution to exclude the value of Consensus, which is reflected in the tables below.

The Company’s peer group index for 2021 consists of IAC/InterActive Corp., TripAdvisor, Inc., LivePerson, Inc., Zillow Group, Inc., Salesforce.com, Inc., Open Text Corp., Tyler Technologies, Inc. and Roper Technologies Inc. The Company added Roper Technologies Inc. to the peer group index for 2021.

Measurement points are December 31, 2016 and the last trading day in each of the Company’s fiscal quarters through the end of fiscal 2021. The graph assumes that $100 was invested on December 31, 2016 in the Company’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. For the purpose of this graph, the historical stock prices of Ziff Davis have been adjusted to reflect the distribution of 80.1% of the shares of Consensus common stock to holders of Ziff Davis (formerly known as J2 Global) common stock, pursuant to which Consensus became an independent company.

Measurement		Nasdaq	2021 Peer
Date	Ziff Davis	Computer Index	Group Index
Dec-16	100.00	100.00	100.00
Mar-17	103.46	112.88	113.16
Jun-17	105.36	117.61	120.99
Sep-17	92.13	127.89	126.20
Dec-17	94.02	138.77	135.36
Mar-18	99.27	142.27	153.76
Jun-18	109.17	152.27	171.87
Sep-18	105.10	164.09	190.29
Dec-18	89.16	133.66	164.01
Mar-19	110.76	158.65	191.82
Jun-19	114.11	164.78	192.76
Sep-19	116.47	172.08	187.61
Dec-19	120.01	200.94	204.28
Mar-20	96.95	177.94	178.18
Jun-20	82.72	236.07	231.29
Sep-20	90.07	265.39	310.06
Dec-20	124.87	301.37	305.88
Mar-21	151.97	311.96	297.13
Jun-21	173.60	354.92	330.35
Sep-21	172.46	360.52	340.35
Dec-21	161.30	415.46	324.49

Index Value
500
400
300
200
100
0
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Ziff Davis
NASDAQ Computer Index
2021 Peer Group Index

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 6. [Reserved]

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

Overview

Ziff Davis, Inc. (formerly J2 Global, Inc.) was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure, and our Cybersecurity and Martech business, operated by our wholly owned subsidiary, J2 Cloud Services, LLC (formerly J2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995.
Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “the Company”, “our”, “us” or “we”), is a leading provider of internet services. Our Digital Media business specializes in the technology, shopping, gaming, and healthcare markets, offering content, tools and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy, and marketing technology.
In February 2021, we sold certain Voice assets in the United Kingdom and in September 2021, we sold our B2B Backup business.
On October 7, 2021, we completed the separation of our cloud fax business (the “Separation”) into an independent publicly traded company, Consensus Cloud Solutions, Inc. (“Consensus”). The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. The J2 Global stockholders of record received one share of Consensus common stock for every three shares of J2 Global’s common stock and we retained a 19.9% interest in Consensus following the Separation (the “Retained Consensus Shares”). Before the Separation, we reported our results as Digital Media and Cloud Services. In connection with the Separation, we now refer to these segments as Digital Media and Cybersecurity and Martech.
The accounting requirements for reporting the Separation of Consensus as a discontinued operation were met when the Separation was completed on October 7, 2021. Accordingly, the accompanying consolidated financial statements for all periods presented reflect the results of the Consensus business as a discontinued operation. Ziff Davis did not retain a controlling interest in Consensus and therefore, the fair value of the Retained Consensus Shares and subsequent fair value changes are included in our assets and results from continuing operations.
Our Digital Media business generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees. Our Cybersecurity and Martech business generates revenues primarily from customer subscription and usage fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and enter into new markets.
Our consolidated revenues are currently generated primarily from two basic business models, each with different financial profiles and variability. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. Our Cybersecurity and Martech business is driven primarily by subscription revenues with relatively stable and predictable margins from quarter to quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.

In March 2020, the World Health Organization declared the COVID-19 outbreak as a pandemic, and we anticipate our customers and our operations in all locations will be affected as the virus continues to proliferate and as a result of the governmental responses to the pandemic and its impact on global, regional and local economies, including supply chains. The impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility and overall uncertainty. Given this disruption, volatility and uncertainty, our results may be adversely affected due to various factors affecting our performance. The Company has adjusted certain aspects of our operations to protect our employees and customers while still seeking to meet customers’ needs for our vital digital media services and cybersecurity and Martech services.

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

Digital Media Performance Metrics

We use certain metrics to generally assess the operational and financial performance of our Digital Media business. The number of visits is an indicator of consumers’ level of engagement with our mobile applications, websites and other services. We believe highly engaged consumers are more likely to participate in advertising programs and other activities that drive our multiple revenue streams.

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

The following table sets forth certain operating metrics for our Digital Media business for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Years ended December 31,
	2021 (1)	2020 (1)	2019 (1)
Visits	8,548	9,091	7,542
Page views	29,592	30,546	28,171
Sources: Google Analytics and Partner Platforms and test results in connection with Ookla.

(1) To more accurately reflect customer activity at Ookla, we have shifted to using tests as the basis instead of Google Analytics, resulting in pro-forma adjustments to data in 2019, 2020 and Q1 2021.

Cybersecurity and Martech Performance Metrics

We use certain metrics to generally assess the operational and financial performance of our Cybersecurity and Martech business; these metrics also serve as a baseline for (a) internal trends and (b) benchmarking against competitors. The average monthly revenue per customer can be used as an analytical tool in determining the marginal economics of customer acquisition, which is particularly useful as we continue to focus on growing our higher-margin businesses. We also use this metric, in conjunction with the cancel rate, to help provide a directional indicator of Cybersecurity and Martech revenue and calculate the lifetime value of customers within each of our business units.

The following table sets forth certain key operating metrics for our Cybersecurity and Martech business for the years ended December 31, 2021, 2020 and 2019 (in thousands, except for percentages):

	Years ended December 31,
	2021	2020	2019
Subscriber revenues:
Fixed	$332,018	$324,379	$310,687
Variable	16,228	23,318	29,558
Total revenues	$348,246	$347,697	$340,245

Percentage of total subscriber revenues:
Fixed	95.3%	93.3%	91.3%
Variable	4.7%	6.7%	8.7%
Total revenues:
Number-based	$39,278	$56,135	$66,744
Non-number-based	308,968	291,562	273,501
Total revenues	$348,246	$347,697	$340,245

Average monthly revenue per Cybersecurity and Martech Business Customer (ARPU) (1)(2)	$14.96	$13.85	$17.25
Cancel rate (3)	2.8%	2.7%	2.8%

(1)Quarterly ARPU is calculated using our standard convention of applying the average of the quarter’s beginning and ending base to the total revenue for the quarter. We believe ARPU provides investors an understanding of the average monthly revenues we recognize associated with each Cybersecurity and Martech customer. As ARPU varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across our Cybersecurity and Martech customer base.

(2)Cybersecurity and Martech customers are defined as paying direct inward dialing numbers for voice services, and direct partner and resellers’ accounts for other services.

(3)Cancel Rate is defined as cancels of small and medium businesses and individual Cybersecurity and Martech customers with greater than four months of continuous service (continuous service includes Cybersecurity and Martech customers administratively canceled and reactivated within the same calendar month), and enterprise Cybersecurity and Martech Services customers beginning with their first day of service. Calculated monthly and expressed as an average over the three months of the quarter.

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

The Company also generates Digital Media revenues through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized over the contract term for use of the asset. Technology assets are also licensed to clients. These assets are recognized over the term of the access period. The Digital Media business also generates revenue from other sources which include marketing and production services. Such other revenues are generally recognized over the period in which the products or services are delivered.

The Company also generates Digital Media revenues from transactions involving the sale of perpetual software licenses, related software support and maintenance, hardware used in conjunction with its software, and other related services. Revenue is recognized for these software transactions with multiple performance obligations after (i) the Company has had an approved contract and is committed to perform the respective obligations and (ii) the Company can identify and quantify each obligation and its respective selling price. Once the respective performance obligations have been identified and quantified, revenue is recognized when the obligations are met, either over time or at a point in time depending on the nature of the obligation.

Revenues from software license performance obligations are generally recognized upfront at the point in time that the software is made available to the customer to download and use. Revenues for related software support and maintenance performance obligations are related to technical support provided to customers as needed and unspecified software product upgrades, maintenance releases and patches during the term of the support period when they are available. The Company is obligated to make the support services available continuously throughout the contract period. Therefore, revenues for support contracts are generally recognized ratably over the contractual period the support services are provided. Hardware products and related software performance obligations, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a bundled performance obligation. The revenues for this bundled performance obligation are generally recognized at the point in time that the hardware and software products are delivered and ownership is transferred to the customer. Other service revenues are generally recognized over time as the services are performed.

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

Cybersecurity and Martech

The Company’s Cybersecurity and Martech revenues substantially consist of recurring subscription and usage-based fees, the majority of which are paid in advance by credit card. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.

Along with our numerous proprietary Cybersecurity and Martech solutions, the Company also generates revenues by reselling various third-party solutions, primarily through our email security business. These third-party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet the customer’s needs. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

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

We account for our investments in equity securities in accordance with ASC Topic No. 321, Investments - Equity Securities (“ASC 321”) which requires the accounting for equity investments (other than those accounted for using the equity method of accounting) be measured at fair value for equity securities with readily determinable fair values. The Retained Consensus Shares are accounted for at fair value under the fair value option and the related fair value gains and losses are recognized in earnings. For equity securities without a readily determinable fair value that are not accounted for by the equity method, we measure the equity security using cost, less impairment, if any, and plus or minus observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses will be reported in current earnings (see Note 5 - Investments of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference).

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

The Company has concluded that, as a limited partner, although the obligations to absorb losses or the right to benefit from the gains is not insignificant, the Company does not have “power” over OCV because it does not have the ability to direct the significant decisions which impact the economics of OCV. The Company believes that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impact the OCV Fund’s economic performance. As a result, the Company has concluded that it will not consolidate OCV, as it is not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting. (See Note 5, “Investments”, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference).

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

Share-Based Compensation Expense

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

Impairment or Disposal of Long-lived and Intangible Assets

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

The Company assesses the impairment of identifiable definite-lived intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could individually or in combination trigger an impairment review include the following:

•Significant underperformance relative to expected historical or projected future operating results;

•Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•Significant negative industry or economic trends;

•Significant decline in our stock price for a sustained period; and

•Our market capitalization relative to net book value.

If the Company determined that the carrying value of definite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived intangibles and long-lived assets may not be recoverable. For the years ended December 31, 2021 and 2020, the Company recorded an impairment of certain operating right-of-use assets and associated property and equipment (see Note 11 - Leases of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). No impairment was recorded for the year ended 2019.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years and are included in general and administrative expenses on the Consolidated Statements of Operations. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. In the second quarter of 2021, the Company recorded an impairment to goodwill associated with the plan to sell the Company’s B2B Backup business. This sale closed during the third quarter of 2021 (see Note 6 - Discontinued Operations and Dispositions of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). In the first quarter of 2021, the Company changed the annual goodwill impairment assessment date for the Cybersecurity and Martech business from September 30 to October 1. Also, in 2020, the Company changed the annual goodwill impairment assessment date for the Digital Media business from December 31 to October 1. The Company determined this date is preferable, and concluded this was not a material change in accounting principle.

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

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Changes in the estimated fair value of its contingent earn-out liabilities are reported in general and administrative expenses on the Consolidated Statements of Operations.

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

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals. Finally, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

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

Non-Income Tax Contingencies

The Company does not collect and remit sales and use, telecommunication, or similar taxes and fees in certain jurisdictions where the Company believes that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there.

The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $24.0 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.

Allowances for Doubtful Accounts

The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expenses in the Consolidated Statements of Operations. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.

Recent Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, to our accompanying consolidated financial statements for a description of recent accounting pronouncements and the Company’s expectations of the impact on its consolidated financial position and results of operations.

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019

Digital Media

We expect revenue for fiscal year 2022 to be higher compared to the prior-year driven by prior year acquisitions and continued organic growth. We expect the Digital Media business to improve as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online, and we continue to expand our shopping and subscription platforms. The main focus of our platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks, and improve the effectiveness of our content in driving purchase decisions and subscriptions.

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

We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, we cannot predict whether our current pace of acquisitions will remain the same within this business, especially in light of the current macroeconomic conditions. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space, but with different business models may impact Digital Media’s overall operating profit margins.

Cybersecurity and Martech

We expect 2022 revenue to be higher compared to the prior-year driven by prior year acquisitions and contributions from organic growth. The main focus of our Cybersecurity and Martech service offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, we cannot predict whether our current pace of acquisitions will remain the same within this business, especially in light of the current macroeconomic conditions. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space but with different business models, may impact Cybersecurity and Martech’ overall operating profit margins.

Consolidated

Based on the trends discussed above with respect to our Digital Media and Cybersecurity and Martech businesses, we anticipate our consolidated revenue for fiscal year 2022 to be higher compared to the prior-year comparable period. We expect operating profit as a percentage of revenues to be generally consistent with 2021’s operating profit margins.

We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, we cannot predict whether our current pace of acquisitions will remain the same within this business, especially in light of the current macroeconomic conditions. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space, but with different business models may impact consolidated overall operating profit margins.

The following table sets forth, for the years ended December 31, 2021, 2020 and 2019, information derived from our Statements of Operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2021	2020	2019
Revenues	100%	100%	100%
Cost of revenues	13	15	18
Gross profit	87	85	82
Operating expenses:
Sales and marketing	35	32	31
Research, development and engineering	6	5	4
General and administrative	32	36	38
Goodwill impairment on business	2	—	—
Total operating expenses	75	73	73
Income from operations	12	12	9
Interest expense, net	(5)	(5)	(3)
Loss on debt extinguishment, net	—	—	—
(Loss) gain on sale of businesses	(2)	1	—
Loss on investments, net	(1)	(2)	—
Unrealized gain on short-term investment	21	—	—
Other (income) expense, net	—	—	—
Income from continuing operations before income taxes and income from equity method investment, net	25	6	6
Income tax (benefit) expense	(1)	3	1
Income (loss) from equity method investment, net	3	(1)	—
Net income from continuing operations	29	2	5
Income from discontinued operations, net of income taxes	6	11	16
Net income	35%	13%	21%

Revenues

(in thousands, except percentages)	2021	2020	2019	Percentage Change 2021 versus 2020	Percentage Change 2020 versus 2019
Revenues	$1,416,722	$1,158,829	$1,050,464	22%	10%

Our revenues consist of revenues from our Digital Media business and Cybersecurity and Martech business. Digital Media revenues primarily consist of advertising revenues, subscriptions earned through the granting of access to, or delivery of, certain data products or services to customers, fees paid for generating business leads, and licensing and sale of editorial content and trademarks. Cybersecurity and Martech revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Our revenues have increased over the past three years primarily due to a combination of acquisitions and organic growth; partially offset by declines in certain areas of both the Digital Media and Cybersecurity and Martech businesses, including those related to the divestitures of the B2B Back-up business and Voice assets. Our 2021 revenue includes approximately $189 million of revenue related to recently acquired businesses.

Cost of Revenues

(in thousands, except percentages)	2021	2020	2019	Percentage Change 2021 versus 2020	Percentage Change 2020 versus 2019
Cost of revenue	$188,053	$178,403	$187,332	5%	(5)%
As a percent of revenue	13%	15%	18%

Cost of revenues is primarily comprised of costs associated with content fees, editorial and production costs and hosting costs. The increase in cost of revenues for the year ended December 31, 2021 was primarily due to approximately $8.6 million of higher media inventory and operations costs, including content fees, editorial and production costs, as well as approximately $4.2 million of higher hosting and computer related costs and increased depreciation, partially offset by lower cost of revenues from divestitures of the B2B Back-up business and Voice assets. The decrease in cost of revenues for the year ended December 31, 2020 compared to the year ended December 31, 2019, was primarily due to lower content fees, campaign fulfillment cost, other editorial and production costs; partially offset by an increase in depreciation and amortization.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2021	2020	2019	Percentage Change 2021 versus 2020	Percentage Change 2020 versus 2019
Sales and Marketing	$493,049	$366,359	$327,661	35%	12%
As a percent of revenue	35%	32%	31%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the years ended December 31, 2021, 2020 and 2019 was $243.7 million (primarily consisting of $137.8 million of third-party advertising costs and $82.5 million of personnel costs), $159.8 million (primarily consisting of $91.4 million of third-party advertising costs and $55.1 million of personnel costs) and $115.7 million (primarily consisting of $76.8 million of third-party advertising costs and $35.6 million of personnel costs), respectively. The increase in sales and marketing expenses from 2020 to 2021 was primarily due to increased creative services, sales, advertising operations, advertising and product development costs associated primarily with the acquisition of businesses acquired in and subsequent to fiscal 2020 within the Digital Media and Cybersecurity and Martech businesses. The increase in sales and marketing expenses from 2019 to 2020 was primarily due to increased personnel costs and advertising associated with the businesses acquired in and subsequent to fiscal 2019.

Research, Development and Engineering.

(in thousands, except percentages)	2021	2020	2019	Percentage Change 2021 versus 2020	Percentage Change 2020 versus 2019
Research, Development and Engineering	$78,874	$57,148	$44,651	38%	28%
As a percent of revenue	6%	5%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs from 2020 to 2021 was primarily due to an increase in engineering costs of approximately $19.2 million, primarily associated with businesses acquired within the Digital Media business. The increase in research, development and engineering costs from 2019 to 2020 was primarily due to an increase in costs associated with businesses acquired within the Digital Media business.

General and Administrative.

(in thousands, except percentages)	2021	2020	2019	Percentage Change 2021 versus 2020	Percentage Change 2020 versus 2019
General and Administrative	$456,777	$418,579	$402,597	9%	4%
As a percent of revenue	32%	36%	38%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2020 to 2021 was primarily due to an increase of approximately $32.0 million in depreciation and amortization, related primarily to amortization of intangibles acquired through acquisitions. The increase in general and administrative expense from 2019 to 2020 was primarily due to the recognition of lease asset impairments and additional depreciation due to leasehold impairments, legal settlements and increased professional fees; partially offset by decreased amortization of intangible assets.

Goodwill impairment on business. Our goodwill impairment was generated from the impairment of the B2B Backup business in the second quarter of 2021. Goodwill impairment was $32.6 million for the year ended December 31, 2021. See Note 6 - Discontinued Operations and Dispositions of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years ended December 31,
	2021	2020	2019
Cost of revenues	$306	$332	$154
Operating expenses:
Sales and marketing	1,288	1,011	946
Research, development and engineering	1,984	1,396	976
General and administrative	20,551	19,781	20,390
Total	$24,129	$22,520	$22,466

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $72.0 million, $56.2 million, and $26.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase from 2020 to 2021 was primarily due to interest expense from the Company’s 4.625% Senior Notes issued in the fourth quarter of 2020. The increase from 2019 to 2020 was primarily due to increased interest expense associated with the issuance of our 1.75% Convertible Senior Notes in the fourth quarter 2019; and the payment of certain prepayment penalties and write off of issuance costs in connection with the refinancing of our 6.0% Senior Notes and associated issuance of our 4.625% Senior Notes in the fourth quarter 2020.

Loss on debt extinguishment, net. Loss on debt extinguishment, net increased from $0 during 2020 to $5.3 million during 2021 due to a loss on debt extinguishment related to the tender of the 4.625% Senior Notes during the fourth quarter of 2021, partially offset by a gain on extinguishment of the 3.25% Convertible Notes during 2021.

(Loss) gain on sale of businesses. Loss on sale of businesses was $21.8 million, a gain of $17.1 million, and zero for the years ended December 31, 2021, 2020 and 2019, respectively. The loss on the sale of businesses during 2021 was due to the loss on the sale of the B2B Back-up business, partially offset by a gain on the sale of certain Voice assets in the United Kingdom in the first quarter of 2021 with a subsequent adjustment in the second quarter of 2021. The gain on sale of businesses during fiscal 2020 was generated primarily from the sale of certain Voice assets in Australia and New Zealand. See Note 6 - Discontinued Operations and Dispositions of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

Loss on investments, net. Our loss on investments, net is generated from gains or losses from investments in equity and debt securities. Our loss on investments, net was $16.7 million, $21.0 million, and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net loss on investments decreased during fiscal year 2021 compared to 2020 due to lower net losses realized on certain investments, partially offset by an impairment recognized in the current period. Our net loss on investments, net increased during fiscal year 2020 versus the prior comparable period due to net losses realized on certain investments as the result of the recapitalization of the investee and overall market volatility.

Unrealized gain on short-term investment. Unrealized gain on short-term investment was $298.5 million, zero and zero during the years ended December 31, 2021, 2020 and 2019, respectively. The increase in 2021 was due to the unrealized gain on our investment in Consensus during the fourth quarter of 2021.

Other income (expense), net. Our other income (expense), net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other income (expense), net was $1.3 million, $0.1 million, and $(2.3) million for the years ended December 31, 2021, 2020 and 2019, respectively. The change was attributable to changes in gain or losses on currency exchange.

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

As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) of $37.2 million after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. We estimate that all of the above mentioned federal NOLs will be available for use before their expiration. Approximately $36.7 million of the NOLs expire through the year 2037 and $0.5 million of the NOLs carry forward indefinitely depending on the year the loss was incurred.

As of December 31, 2021 and 2020, the Company has interest expense limitation carryovers of $23.3 million and $0, respectively, which last indefinitely. The Company also has federal capital loss limitation carryforwards as of December 31, 2021 and 2020 of $28.7 million and $0, respectively that begin to expire in 2031. In addition, as of December 31, 2021 and 2020, we had available state research and development tax credit carryforwards of $5.1 million and $9.1 million, respectively, which last indefinitely. The Company has no foreign tax credit carryforwards as of December 31, 2021 and 2020.

Income tax expense amounted to ($14.2) million, $38.3 million and $13.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our effective tax rates for 2021, 2020 and 2019 were (4.0%), 48.9% and 25.1%, respectively.

The decrease in our annual effective income tax rate in 2021 from 2020 was primarily attributable to the following:

1.A large gain recorded for book purposes for the mark-to-market adjustment of our remaining Consensus shares held as of December 31, 2021 that resulted in no tax expense since the Company has the ability to dispose of the investment tax-free under certain guidelines, and

2.a decrease in our tax expense due to a net reduction in our reserves for uncertain tax positions primarily due to the lapse of the statute of limitations in certain jurisdictions, and

3.a decrease in tax expense during 2021 due to the release of valuation allowances on deferred tax assets related to capital loss carryovers in certain jurisdictions.

The increase in our annual effective income tax rate in 2020 from 2019 was primarily attributable to the following:

1.An increase in tax expense during 2020 due to recording valuation allowances on deferred tax assets related to capital loss carryovers, and

2.a decrease in the benefit for the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S. (relative to income from U.S. domestic operations), and

3.an increase in tax expense for the portion of our income being taxed in U.S. state and local jurisdictions as a result of an increase in our U.S. domestic operations.

In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.5%	19.0%	26.5%
Effective tax rate (1)	2.6%	20.5%	31.6%
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

The Income (loss) from equity method investment, net was $35.8 million, $(11.3) million and $(0.2) million, net of tax (benefit) expense for the years ended December 31, 2021, 2020 and 2019, respectively. The gain during 2021 was primarily a result of a gain on the underlying investments. The fiscal 2020 loss was primarily a result of the impairment of two of the OCV Fund’s investments as a result of the impact of COVID-19 in the amount of $7.0 million, net of tax benefit. In addition, the Company recognized an investment loss in fiscal 2020 in the amount of $4.3 million, net of tax benefit. During the years ended December 31, 2021, 2020 and 2019 the Company recognized management fees of $3.0 million, $3.0 million and $3.0 million, net of tax benefit, respectively.

Digital Media and Cybersecurity and Martech Results
Our businesses are based on the organization structure used by management for making operating and investment decisions and for assessing performance and have been aggregated into two reportable segments: (i) Digital Media; and (ii) Cybersecurity and Martech.
We evaluate the performance of our segments based on revenues, including both external and inter-business net sales, and operating income. We account for inter-business sales and transfers based primarily on standard costs with reasonable mark-ups established between the businesses. Identifiable assets by business are those assets used in the respective business' operations. Corporate assets consist of cash and cash equivalents, deferred income taxes and certain other assets. All significant inter-business amounts are eliminated to arrive at our consolidated financial results.
Digital Media
    The financial results are presented for the following fiscal years (in thousands):

	2021	2020	2019
Gross sales	$1,069,300	$811,360	$710,511
Inter-business net sales	(824)	(229)	(300)
Net sales	1,068,476	811,131	710,211
Cost of revenues	93,930	77,244	92,753
Gross profit	974,546	733,887	617,458
Operating expenses	757,053	594,807	540,193
Operating income	$217,493	$139,080	$77,265

Digital Media’s net sales of $1,068.5 million in 2021 increased $257.3 million, or 31.7%, and net sales of $811.1 million in 2020 increased $100.9 million, or 14.2%, from the prior comparable period primarily due to business acquisitions and organic growth.

Digital Media’s gross profit of $974.5 million in 2021 increased $240.7 million and gross profit of $733.9 million in 2020 increased $116.4 million from the prior comparable periods primarily due to business acquisitions and organic growth.

Digital Media’s operating expenses of $757.1 million in 2021 increased $162.2 million from the prior comparable period primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs including severance; (b) creative and selling costs; and (c) increased amortization of intangible assets. Operating expenses of $594.8 million in 2020 increased $54.6 million from the prior comparable period primarily due to additional expense associated with businesses acquired in and subsequent to 2019 comprised primarily of salary and related costs including severance and an increase in marketing costs.

As a result of these factors, Digital Media’s operating income of $217.5 million in 2021 increased $78.4 million, or 56.4%, from 2020, and operating income of $139.1 million in 2020 increased $61.8 million, or 80.0%, from 2019.

Cybersecurity and Martech

The financial results are presented for the following fiscal years (in thousands):

	2021	2020	2019
Gross sales	$348,611	$347,697	$340,245
Inter-business net sales	(365)	—	—
Net sales	348,246	347,697	340,245
Cost of revenues	93,204	100,882	94,279
Gross profit	255,042	246,815	245,966
Operating expenses	225,740	193,883	187,283
Operating income	$29,302	$52,932	$58,683

Cybersecurity and Martech net sales of $348.6 million in 2021 increased $0.5 million, or 0.2%, and net sales of $347.7 million in 2020 increased $7.5 million, or 2.2%, from the prior comparable period primarily due to business acquisitions acquired, partially offset by businesses sold subsequent to the third quarter 2020.
Cybersecurity and Martech gross profit of $255.0 million in 2021 increased $8.2 million from 2020 primarily due to business acquisitions; partially offset by businesses sold subsequent to the third quarter 2020. The gross profit of $246.8 million in 2020 increased $0.8 million from 2019 primarily due to an increase in net sales from acquisitions between the periods. The gross profit as a percentage of revenues for 2020 and 2019 was consistent with the previous comparable period.
Cybersecurity and Martech operating expenses of $225.7 million in 2021 increased $31.9 million from 2020 primarily due to expense associated with businesses acquired in and subsequent to the third quarter 2020, increased marketing and advertising costs and the recognition of a goodwill impairment; partially offset by businesses sold subsequent to the prior comparable period. Cybersecurity and Martech operating expenses of $193.9 million in 2020 increased $6.6 million from 2019 was consistent with the previous comparable period.
As a result of these factors, Cybersecurity and Martech operating income of $29.3 million in 2021 decreased $(23.6) million, or (44.6)%, from 2020, and operating earnings of $52.9 million in 2020 decreased $(5.8) million, or (9.8)%, from 2019.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2021, we had cash, cash equivalents, and investments of $1.0 billion compared to $274.6 million at December 31, 2020. The increase in cash, cash equivalents, and investments resulted primarily from proceeds associated with the Separation of Consensus (the $259.1 million cash distribution and the $229.2 million short-term investment in Consensus), cash provided by operations and proceeds from the sale of other businesses, partially offset by cash used for business acquisitions, repurchase of common stock, purchases of property and equipment and investments. At December 31, 2021, cash, cash equivalents, and investments consisted of cash and cash equivalents of $694.8 million, short-term investments of $229.2 million, and long-term investments of $122.6 million. Our investments consist of equity securities as of December 31, 2021. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. As of December 31, 2021 cash, cash equivalents, and investments held within domestic and foreign jurisdictions were $884.9 million and $161.7 million, respectively. As of December 31, 2020, cash, cash equivalents, and investments held within domestic and foreign jurisdictions were $216.8 million and $57.8 million, respectively.

On September 25, 2017, the Board of Directors (the “Board”) of the Company authorized the Company’s entry into a commitment to invest $200 million in an investment fund (the “Fund”) over several years at a fairly ratable rate. The manager, OCV Management, LLC (“OCV”), and general partner of the Fund are entities with respect to which Richard S. Ressler, Chairman of the Board of Directors of the Company, is indirectly the majority equity holder. As a limited partner in the Fund, prior to the settlement of certain litigation generally related to the Company’s investment in the Fund in January 2022, the Company paid an annual management fee to the manager equal to 2.0% (reduced by 10% each year beginning with the sixth year) of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner will be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. In connection with the settlement of the litigation, among other terms, no further capital calls will be made in connection with the Company’s investment in the Fund, nor will any management fees be paid by the Company to the manager. For more information related to the litigation, see Note 12 – Commitments and Contingencies to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

During 2021, the Company received capital call notices from the management of OCV Management, LLC for $22.2 million, inclusive of certain management fees, of which $22.2 million has been paid for the year ended December 31, 2021. During 2020, the Company received capital call notices from the management of OCV Management, LLC for $32.9 million inclusive of certain management fees, of which $31.9 million had been paid for the year ended December 31, 2020. The Company received a distribution from OCV of $15.3 million during year ended December 31, 2021.

Financings

On January 7, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). On October 7, 2020, the Company terminated the Credit Agreement. On November 15, 2019, the Company issued $550.0 million aggregate principal amount of 1.75% Convertible Notes and received net proceeds of $537.1 million in cash, net of initial purchasers’ discounts, commissions and other debt issuance costs. A portion of the net proceeds were used to pay off all amounts then outstanding under the MUFG Credit Facility, with the remainder to be used for general corporate purposes including acquisitions.

On October 7, 2020, the Company issued $750 million aggregate principal amount of 4.625% Senior Notes due 2030. A portion of the proceeds were used to fund the redemption of the outstanding aggregate principal amount of the 6.0% Senior Notes previously issued by one of our subsidiaries and to pay the redemption premium due in respect of such redemption and accrued and unpaid interest. The net proceeds were used to redeem all of its outstanding 6.0% Senior Notes due in 2025 and, the remaining net proceeds were available for general corporate purposes which may include acquisitions or the redemption of other outstanding indebtedness.

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

In connection with the spin-off of Consensus, the Company drew the full amount of the Bridge Loan Facility and used the proceeds of the Bridge Loan Facility to redeem the 3.25% Convertible Notes. During the year ended December 31, 2021, the Company satisfied its conversion obligation by paying the principal of $402.4 million in cash and issued 3,050,850 shares of the Company’s common stock. On October 7, 2021, as part of the Separation, Consensus issued $500.0 million of senior notes due 2028 to Ziff Davis, which Ziff Davis then exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for extinguishment of the indebtedness outstanding under the Bridge Loan Facility. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A. On October 8, 2021, the Company announced that it had accepted tender offers to purchase $83.3 million in aggregate principal of its 4.625% Senior Notes for an aggregate purchase price of $90.0 million. The tender offer expired on October 22, 2021.

As of December 31, 2021 there were no amounts drawn under the Credit Agreement.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, and stock repurchases, if any, for at least the next 12 months from the issuance of this Annual Report.

Cash Flows

The following information regarding the Consolidated Statements of Cash Flows combine continuing and discontinued operations.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $516.5 million, $480.1 million and $412.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2021 compared to 2020 was primarily attributable to an increase in accounts payable, deferred revenue. The increase in our net cash provided by operating activities in 2020 compared to 2019 was primarily attributable to a decrease in prepaid expenses and other current assets, increased income tax liabilities and uncertain tax positions. Our prepaid tax payments were $0.8 million and $3.0 million at December 31, 2021 and 2020, respectively.

Net cash provided by (used in) investing activities was $59.1 million, $(586.2) million and $(505.3) million for the years ended December 31, 2021, 2020 and 2019, respectively. Net cash provided by investing activities in 2021 was primarily attributable to the proceeds from the divestiture of discontinued operations related to the Separation of Consensus, proceeds from the sale of certain businesses and lower cash used in business acquisitions, partially offset by higher capital expenditures associated with the purchase of property and equipment. Net cash used in investing activities in 2020 was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of equity method investments; partially offset by the proceeds from the sale of businesses. Net cash used in investing activities in 2019 was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and purchases of equity method investments; partially offset by the distribution from an equity method investment.

Net cash (used in) provided by financing activities was $(113.1) million, $(234.6) million and $456.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decline in net cash used in financing activities in 2021 was primarily attributable to the repurchase of stock and deferred payments on business acquisitions, partially offset by proceeds from our stock purchase plan and exercise of stock options. Net cash used in financing activities in 2020 was primarily attributable to the repayment of debt, repurchase of stock and business acquisitions; partially offset by net proceeds from the issuance of our 4.625% Senior Notes and exercise of stock options. Net cash provided by financing activities in 2019 was primarily attributable to net proceeds from the issuance of 1.75% Convertible Notes, proceeds from the line of credit and exercise of stock options; partially offset by payment of the line of credit, dividends paid, repurchase of stock, business acquisitions and repayment of note payable.

Dividends

The Company’s Board of Directors approved two quarterly cash dividends during the year ended December 31, 2019, totaling $0.90 per share of common stock. Future dividends are subject to Board approval. However, based on the significant number of current investment opportunities within the Company’s portfolio of businesses and the historic returns from prior investments, the Board of Directors suspended dividend payments for the foreseeable future after the June 4, 2019 payment.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. The Company acquired and subsequently retired 2,126,080 shares during the year ended December 31, 2012.

In July 2016, the Company acquired and subsequently retired 935,231 shares of its common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of its common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount.

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

During the year ended December 31, 2020, the Company repurchased 1,140,819 shares under the 2012 Program at an aggregate cost of $87.5 million, which were subsequently retired in the same year. As of December 31, 2020, all of the available shares were repurchased under the 2012 Program at an aggregate cost of $204.6 million (including an immaterial amount of commission fees).

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. During the year ended December 31, 2021 and December 31, 2020, the Company entered into a Rule 10b5-1 trading plan and repurchased 445,711 and 2,490,599 shares, respectively, at an aggregate cost of $47.7 million and $177.8 million, respectively, (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired (see Note 14 - Stockholders’ Equity of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference).

As a result of the Company’s share repurchase programs, the number of shares available for purchase as of December 31, 2021 is 7,063,690 shares of the Company common stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2021:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Debt - principal (a)	$54,609	$—	$—	$1,136,667	$1,191,276
Debt - interest (b)	39,284	78,568	78,568	118,636	315,056
Operating leases (c)	28,163	38,307	14,074	5,405	85,949
Telecom services and co-location facilities (d)	760	865	36	—	1,661
Holdback payments (e)	1,896	21,438	—	—	23,334
Transition tax (f)	—	—	11,675	—	11,675
Self-Insurance (g)	17,193	—	—	—	17,193
Other (h)	—	1,410	—	—	1,410
Total	$141,905	$140,588	$104,353	$1,260,708	$1,647,554
(a)These amounts represent principal on debt.
(b)These amounts represent interest on debt.
(c)These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.
(d)These amounts represent service commitments to various telecommunication providers.
(e)These amounts represent the holdback amounts in connection with certain business acquisitions.
(f)These amounts represent commitments related to the transition tax on unrepatriated foreign earnings reduced by the 2017 overpayment of US Federal Income Tax.
(g)These amounts represent medical premiums and claims incurred but not paid on self-insurance.
(h)These amounts represent certain consulting and Board of Directors fee arrangements and software license and implementation commitments.

As of December 31, 2021, our liability for uncertain tax positions was $42.5 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of potential cash settlements with such authorities.

We have not presented contingent consideration associated with acquisitions (other than contingent consideration which we have deemed as certain in terms of amount and timing) in the table above due to the uncertainty of the amounts and the timing of cash settlements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Ziff Davis undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2022.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2021, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2021, we had investments in debt securities with effective maturities greater than one year of zero. As of December 31, 2021 and December 31, 2020, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $694.8 million and $176.4 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

On June 2, 2021, June 21, 2021, August 20, 2021 and September 16, 2021, the Company entered into First, Second, Third and Fourth Amendments (together the “Amendments”) to the Credit Agreement. The Amendments (i) provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $485.0 million (the “Bridge Loan Facility”), (ii) permitted the spin-off of the Company’s cloud fax business into a new publicly traded company, and (iii) provided for certain other changes to the Credit Agreement. During the third quarter of 2021, the Company drew on the full amount of the Bridge Loan Facility with $485.0 million outstanding (later extinguished as described below). The proceeds of the Bridge Loan Facility were used to redeem the Company’s 3.25% Convertible Notes. See Note 10 - Debt of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

The loans under the Bridge Loan Facility (the “Bridge Loans”) bore interest at a rate per annum equal to (i) initially upon funding of the Bridge Loans, either a base rate plus 2.00%, or a LIBOR rate plus 3.00%, (ii) from six months after the funding date of the Bridge Loans until twelve months after the funding date of the Bridge Loans, either a base rate plus 2.50%, or a LIBOR rate plus 3.50%, and (iii) from twelve months after the funding date of the Bridge Loans until repayment of the Bridge Loans, either a base rate plus 3.00% or a LIBOR rate plus 4.00%. The Bridge Loan Facility was to mature on the date that was 364 days after the funding date of the Bridge Loans, with two automatic extensions, each for an additional three months, if SEC approval of the spin-off transaction was still outstanding.

On October 7, 2021, in exchange for the equity interest in Consensus, Consensus issued $500.0 million of senior notes due 2028 to Ziff Davis which Ziff Davis then exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for extinguishment of outstanding indebtedness under the Bridge Loan Facility. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

Market Risk

In connection with the Separation, the Company retained a 19.9% interest in Consensus, which as of December 31, 2021, was valued at approximately $229.2 million based upon the quoted market price of Consensus common stock. The Company’s results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of Consensus common stock, which is traded on Nasdaq. The Company recorded an unrealized gain of approximately $298.5 million on its investment in Consensus for the year ended December 31, 2021. The carrying value of the Company’s investment in Consensus at December 31, 2021 was $229.2 million, or approximately 6.1% of the Company’s consolidated total assets. A $2.00 increase or decrease in the share price of Consensus common stock would result in an unrealized gain or loss, respectively of approximately $7.9 million.

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada, Australia, the United Kingdom and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Australian Dollar, the Canadian Dollar, the Euro, the Hong Kong Dollar, the Japanese Yen, the New Zealand Dollar, the Norwegian Kroner and the British Pound Sterling. If we are unable to settle our short-term intercompany debts in a timely manner, we remain exposed to foreign currency fluctuations.

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

For the years ended December 31, 2021, 2020 and 2019, foreign exchange gains (losses) amounted to $2.0 million, $(3.1) million, and $(2.6) million, respectively. The change in our gains (losses) recognized in earnings from 2020 to 2021 were primarily attributable to lower inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations. The change in our gains (losses) recognized in earnings from 2019 to 2020 were primarily attributable to the settlement of certain intra-entity transactions. Foreign exchange losses were not material to our earnings in 2020 and 2019, respectively.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the years ended December 31, 2021, 2020 and 2019, was $(21.3) million, $(8.9) million, and $(1.6) million respectively.

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
Ziff Davis, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ziff Davis, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2022 expressed an adverse opinion thereon.

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

Accounting for the Consensus Cloud Solutions, Inc. Spin-off

As described in Notes 2 and 6 to the consolidated financial statements, on October 7, 2021, the Company completed the spin-off of Consensus Cloud Solutions, Inc. (“Consensus”), a wholly owned subsidiary of the Company that was formed to hold certain assets and liabilities conducting the Company’s cloud fax business. The spin-off transaction included the following accounting elements: (i) a debt exchange with third-party lenders that resulted in a loss on extinguishment of existing debt, (ii) a reorganization of entities under common control and the distribution of 80.1% of Consensus common stock to the Company’s common stockholders, and (iii) the Company’s remaining 19.9% investment in Consensus common stock which resulted in a significant gain to reflect the 19.9% investment in Consensus at fair value. The spin-off transaction resulted in the derecognition of the assets and liabilities of the cloud fax business and presentation of discontinued operations disclosures.

We identified the accounting for the spin-off transaction as a critical audit matter. The accounting guidance surrounding the Company’s internal reorganization and disposal of Consensus was complex and required significant judgment by management, including the determination of: (i) the loss on extinguishment related to the debt exchange, (ii) the initial carrying value of Consensus immediately prior to the distribution of the Consensus common stock to the Company’s common stockholders which resulted in significant adjustments to the Company’s retained earnings, and (iii) whether the Company would have significant influence over Consensus following the spin-off transaction and how to account for the Company’s remaining investment, which was particularly subjective due to the negative carrying value of Consensus immediately prior to the spin-off. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Utilizing personnel with specialized skill and knowledge to assist in evaluating management’s technical accounting analysis relating to the Consensus spin-off by (i) evaluating the underlying terms of the agreements and (ii) assessing the appropriateness of conclusions reached by management.

•Recalculating the loss on extinguishment resulting from the debt exchange transaction.

•Verifying management’s determination of the initial carrying value of Consensus immediately prior to the spin-off and recalculating the fair value of the Company’s remaining investment in Consensus and the resulting gain.

•Testing information underling the Company’s allocation between continuing operations and discontinued operations.

Tax-Free Determination of the Consensus Cloud Solutions, Inc. Spin-off

As described in Notes 2, 6 and 13 to the consolidated financial statements, on October 7, 2021, the Company completed the tax-free spin-off of Consensus. As disclosed by management, the divestiture of Consensus is anticipated to qualify for U.S. federal tax-free treatment under certain sections of the Internal Revenue Code (“Code”).

We identified the determination by management of the spin-off as a tax-free transaction for U.S. federal income tax purposes to be a critical audit matter. The determination of the Consensus transaction as tax-free requires management to make significant judgments about the interpretation of tax laws and regulations. Auditing these elements involved especially complex auditor judgment due to the complexity of the interpretation and application of the Code and the extent of audit effort required to address these matters, including the need to involve personnel with specialized knowledge and skills.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of certain internal controls related to management’s evaluation of the spin-off as tax-free for U.S. federal income tax purposes.

•Utilizing tax professionals with specialized skills and knowledge to assist in evaluating the conclusions reached by management that the requirements were met to qualify the spin-off as tax free for U.S. federal income tax purposes by:

•Evaluating the opinions from the Company’s outside legal counsel and external tax advisor that management utilized in forming their conclusions on U.S. federal taxability of the spin-off, including certain interpretations of the Code and related statutes.

•Inspecting meeting minutes of the Board of Directors and its committees, income tax filings, support from external advisors, and contracts associated with the spin-off for corroborating or contradictory evidence.

•Obtaining written representations from management concerning management’s intent associated with future transactions that could affect U.S. federal taxability.

•Obtaining representations made by Consensus management to the Company that it does not intend to cause any transactions that could affect the Company’s U.S. federal taxability.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Los Angeles, California
March 14, 2022

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(In thousands, except share amounts)

	2021	2020
ASSETS
Cash and cash equivalents	$694,842	$176,442
Short-term investments	229,200	663
Accounts receivable, net of allowances of $9,811 and $11,552, respectively (includes $9,272 and $0 due from related party, respectively)	316,342	309,549
Prepaid expenses and other current assets	60,290	52,160
Current assets, discontinued operations	—	84,029
Total current assets	1,300,674	622,843
Long-term investments	122,593	97,495
Property and equipment, net	161,209	131,524
Operating lease right-of-use assets	55,617	80,133
Trade names, net	147,761	158,553
Customer relationships, net	275,451	363,515
Goodwill	1,531,455	1,525,000
Other purchased intangibles, net	149,513	174,792
Deferred income taxes	5,917	12,195
Other assets	20,090	15,759
Other assets, discontinued operations	—	483,522
TOTAL ASSETS	$3,770,280	$3,665,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$226,621	$197,855
Income taxes payable, current	3,151	30,447
Deferred revenue, current	185,571	166,132
Operating lease liabilities, current	27,156	29,634
Current portion of long-term debt	54,609	396,801
Other current liabilities	130	494
Current liabilities, discontinued operations	—	61,192
Total current liabilities	497,238	882,555
Long-term debt	1,036,018	1,182,220
Deferred revenue, noncurrent	14,839	14,201
Operating lease liabilities, noncurrent	53,708	73,628
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	42,546	53,089
Deferred income taxes	108,982	157,308
Other long-term liabilities	37,542	41,400
Long-term liabilities, discontinued operations	—	38,237
TOTAL LIABILITIES	1,802,548	2,454,313
Commitments and contingencies (Note 12)	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000.00 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,440,137 and 44,346,630 shares at December 31, 2021 and 2020, respectively.	474	443
Additional paid-in capital	509,122	456,274
Retained earnings	1,515,358	809,107
Accumulated other comprehensive loss	(57,222)	(54,806)
TOTAL STOCKHOLDERS’ EQUITY	1,967,732	1,211,018
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,770,280	$3,665,331
See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2021, 2020 and 2019
(In thousands, except share and per share data)

	2021	2020	2019
Total revenues	$1,416,722	$1,158,829	$1,050,464

Cost of revenues (1)	188,053	178,403	187,332
Gross profit	1,228,669	980,426	863,132
Operating expenses:
Sales and marketing (1)	493,049	366,359	327,661
Research, development and engineering (1)	78,874	57,148	44,651
General and administrative (1)	456,777	418,579	402,597
Goodwill impairment on business	32,629	—	—
Total operating expenses	1,061,329	842,086	774,909
Income from operations	167,340	138,340	88,223
Interest expense, net	(72,023)	(56,188)	(26,886)
Loss on debt extinguishment, net	(5,274)	—	—
(Loss) gain on sale of businesses	(21,798)	17,122	—
Loss on investments, net	(16,677)	(20,991)	(4,211)
Unrealized gain on short-term investment	298,490	—	—
Other income (expense), net	1,293	65	(2,305)
Income from continuing operations before income taxes and income from equity method investment, net of income taxes	351,351	78,348	54,821
Income tax (benefit) expense	(14,199)	38,350	13,760
Income (loss) from equity method investment, net of income taxes	35,845	(11,338)	(168)
Net income from continuing operations	401,395	28,660	40,893
Income from discontinued operations, net of income taxes	95,319	122,008	177,913
Net income	$496,714	$150,668	$218,806

Net income per common share from continuing operations:
Basic	$8.74	$0.62	$0.85
Diluted	$8.38	$0.61	$0.83
Net income per common share from discontinued operations:
Basic	$2.08	$2.62	$3.69
Diluted	$1.99	$2.58	$3.57
Net income per common share:
Basic	$10.81	$3.24	$4.52
Diluted	$10.37	$3.18	$4.39
Weighted average shares outstanding:
Basic	45,893,928	46,308,825	47,647,397
Diluted	47,862,745	47,115,609	49,025,684

Cash dividends paid per common share	$—	$—	$0.90

(1) Includes share-based compensation expense as follows:
Cost of revenues	$306	$332	$154
Sales and marketing	1,288	1,011	946
Research, development and engineering	1,984	1,396	976
General and administrative	20,551	19,781	20,390
Total	$24,129	$22,520	$22,466

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019

Net income	$496,714	$150,668	$218,806
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(21,268)	(8,902)	(1,626)
Consensus separation	18,966	—	—
Change in fair value on available-for-sale investments, net of tax expense (benefit) of $0, $181 and $149 for the years ended December 31, 2021, 2020 and 2019, respectively	(114)	558	1,143
Other comprehensive loss, net of tax	(2,416)	(8,344)	(483)
Comprehensive income	$494,298	$142,324	$218,323

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
 (In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$496,714	$150,668	$218,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,303	228,737	232,032
Amortization of financing costs and discounts	26,090	28,476	14,038
Non-cash operating lease costs	1,485	17,686	21,419
Share-based compensation	25,248	24,006	23,922
Provision for doubtful accounts	8,738	13,283	13,134
Deferred income taxes, net	(13,433)	5,840	(63,444)
Loss on extinguishment of debt	14,024	37,969	—
Loss (gain) on sale of businesses	21,798	(17,122)	—
Lease asset impairments and other charges	12,710	12,121	—
Goodwill impairment on business	32,629	—	—
Changes in fair value of contingent consideration	(1,223)	(80)	6,318
Foreign currency remeasurement gain	184	(34,646)	—
(Income) loss from equity method investments, net	(35,845)	11,338	139
(Gain) loss on equity and debt investments	(281,527)	20,826	4,164
Decrease (increase) in:
Accounts receivable	(18,050)	(31,611)	(30,680)
Prepaid expenses and other current assets	(15,650)	3,046	(8,685)
Other assets	(3,824)	(3)	(4,083)
Increase (decrease) in:
Accounts payable and accrued expenses (includes $17,635, $0 and $0 with related parties)	22,262	2,184	(770)
Income taxes payable	(21,783)	6,489	(1,738)
Deferred revenue	14,282	4,720	6,844
Operating lease liabilities	(15,314)	(16,439)	(20,240)
Liability for uncertain tax positions	(10,383)	9,391	(453)
Other long-term liabilities	(899)	3,200	1,816
Net cash provided by operating activities	516,536	480,079	412,539
Cash flows from investing activities:
Proceeds on sale of available-for-sale investments	663	—	—
Distribution from equity method investment	15,327	—	10,288
Purchases of equity method investment	(23,249)	(31,937)	(29,584)
Purchase of equity investments	(999)	(1,246)	—
Proceeds from sale of equity investments	14,330	—	—
Purchases of property and equipment	(113,740)	(92,552)	(70,588)
Proceeds from sale of assets	—	507	—
Acquisition of businesses, net of cash received	(141,146)	(482,227)	(415,343)
Proceeds from sale of businesses, net of cash divested	48,876	24,353	—
Purchases of intangible assets	(78)	(3,118)	(46)
Proceeds from divestiture of discontinued operations	259,104	—	—
Net cash provided by (used in) investing activities	59,088	(586,220)	(505,273)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	750,000	550,000
Payment of note payable	—	(400)	—
Proceeds from bridge loan	485,000	—	—
Debt issuance cost	—	(7,272)	(12,862)
Payment of debt	(512,388)	(650,000)	(5,100)
Debt extinguishment costs (includes reimbursement of $7,500, $0 and $0 with related parties)	(1,096)	(29,250)	—
Proceeds from line of credit	—	—	185,000
Repayment of line of credit	—	—	(185,000)
Repurchase of common stock	(78,327)	(275,654)	(20,803)
Issuance of common stock under employee stock purchase plan	9,231	7,382	4,512
Exercise of stock options	2,939	1,619	5,274
Dividends paid	—	—	(43,918)
Deferred payments for acquisitions	(14,387)	(29,180)	(18,876)
Other	(4,060)	(1,878)	(1,532)
Net cash (used in) provided by financing activities	(113,088)	(234,633)	456,695
Effect of exchange rate changes on cash and cash equivalents	(10,346)	7,811	2,180
Net change in cash and cash equivalents	452,190	(332,963)	366,141
Cash and cash equivalents at beginning of year	242,652	575,615	209,474
Cash and cash equivalents at beginning of year associated with discontinued operations	66,210	51,141	73,952
Cash and cash equivalents at beginning of year associated with continuing operations	176,442	524,474	135,522
Cash and cash equivalents at end of year	694,842	242,652	575,615
Cash and cash equivalents at end of year associated with discontinued operations	—	66,210	51,141
Cash and cash equivalents at end of year associated with continuing operations	$694,842	$176,442	$524,474
See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021, 2020 and 2019
(in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2019	48,082,800	$481	$354,210	(600,000)	$(42,543)	$769,575	$(45,979)	$1,035,744
Net income	—	—	—	—	—	218,806	—	218,806
Other comprehensive income, net of tax expense of $149	—	—	—	—	—	—	(483)	(483)
Dividends	—	—	—	—	—	(43,918)	—	(43,918)
Exercise of stock options	189,436	2	5,272	—	—	—	—	5,274
Issuance of shares under Employee Stock Purchase Plan	66,413	1	4,511	—	—	—	—	4,512
Equity portion of 1.75% convertible debt	—	—	88,138	—	—	—	—	88,138
Vested restricted stock	185,227	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(868,947)	(9)	(10,334)	600,000	42,543	(53,003)	—	(20,803)
Share based compensation	—	—	23,856	—	—	66	—	23,922
Balance, December 31, 2019	47,654,929	$476	$465,652	—	$—	$891,526	$(46,462)	$1,311,192
Net income	—	—	—	—	—	150,668	—	150,668
Other comprehensive income, net of tax expense of $181	—	—	—	—	—	—	(8,344)	(8,344)
Exercise of stock options	42,740	—	1,619	—	—	—	—	1,619
Issuance of shares under Employee Stock Purchase Plan	118,629	1	7,381	—	—	—	—	7,382
Exercise of 3.25% Convertible Note	—	—	(12)	—	—	—	—	(12)
Vested restricted stock	273,201	3	(3)	—	—	—	—	—
Repurchase and retirement of common stock	(3,742,869)	(37)	(42,530)	—	—	(233,087)	—	(275,654)
Share based compensation	—	—	24,006	—	—	—	—	24,006
Other, net	—	—	161	—	—	—	—	161
Balance, December 31, 2020	44,346,630	$443	$456,274	—	$—	$809,107	$(54,806)	$1,211,018
Net income	—	—	—	—	—	496,714	—	496,714
Other comprehensive income, net of tax expense of zero	—	—	—	—	—	—	(21,382)	(21,382)
Exercise of stock options	70,776	1	2,938	—	—	—	—	2,939
Issuance of shares under Employee Stock Purchase Plan	109,248	1	9,230	—	—	—	—	9,231
Vested restricted stock	560,290	5	(5)	—	—	—	—	—
Repurchase and retirement of common stock	(697,657)	(7)	(26,275)	(445,711)	47,741	(52,045)	—	(30,586)
Repurchase of shares of common stock	—	—	—	445,711	(47,741)	—	—	(47,741)
Share based compensation	—	—	25,248	—	—	—	—	25,248
Conversion shares issued as extinguishment cost to redeem 3.25% Convertible Notes	3,050,850	31	431,921	—	—	—	—	431,952
Reacquisition of 3.25% Convertible Notes, net of tax	—	—	(390,526)	—	—	—	—	(390,526)
Consensus Separation	—	—	—	—	—	261,394	18,966	280,360
Other, net	—	—	317	—	—	188	—	505
Balance, December 31, 2021	47,440,137	$474	$509,122	—	$—	$1,515,358	$(57,222)	$1,967,732

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019

1.       The Company

Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, the “Company”, “our”, “us”, or “we”), is a leading provider of internet information and services. The Company’s Digital Media business specializes in the technology, shopping, gaming, and healthcare markets, offering content, tools and services to consumers and businesses. The Company’s Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy and marketing technology.
On October 7, 2021, in connection with the spin-off of its cloud fax business described further below, the Company changed its name from J2 Global, Inc. to Ziff Davis, Inc. Additionally, starting on October 8, 2021, the Company’s common stock began trading under the stock symbol “ZD”.
2.    Basis of Presentation and Summary of Significant Accounting Policies

(a)Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ziff Davis and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

(c)Consensus, Inc. Spin-Off and Discontinued Operations

On September 21, 2021, the Company announced that its Board of Directors approved its previously announced separation of the cloud fax business (the “Separation”) into an independent publicly traded company, Consensus Cloud Solutions, Inc. (“Consensus”). On October 7, 2021 (the “Distribution Date”), the Separation was completed and the Company transferred J2 Cloud Service, LLC to Consensus who in turn transferred non-fax assets and liabilities back to Ziff Davis such that Consensus was left with the cloud fax business. The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. The Company’s stockholders of record received one share of Consensus common stock for every three shares of J2 Global’s common stock. On October 8, 2021, Consensus began trading on Nasdaq under the stock symbol “CCSI”. Ziff Davis, Inc. (formerly J2 Global, Inc.) retained a 19.9% interest in Consensus following the Separation (the “Retained Consensus Shares”).

On October 7, 2021, Consensus paid Ziff Davis approximately $259.1 million of cash in a distribution that is anticipated to be tax-free provided certain requirements are met, and issued $500.0 million of senior notes due 2028 to Ziff Davis, which Ziff Davis then exchanged with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, for the extinguishment of indebtedness outstanding under the Bridge Loan Facility (see Note 10 - Debt). Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A.

The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the cloud fax business as a discontinued operation for all periods presented. Ziff Davis did not retain a controlling interest in Consensus. The Retained Consensus Shares are equity securities for which the Company elected the fair value option and subsequent fair value changes in the Retained Consensus Shares are included in the assets of and results from continuing operations as of and for the year ended December 31, 2021 (see Note 6 - Discontinued Operations and Dispositions).

(d)Allowances for Doubtful Accounts

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

(e)Revenue Recognition

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

(f)Fair Value Measurements

The Company complies with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities.

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

(g)Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of three months or less at the purchase date.

(h)Investments

The Company accounts for its investments in debt securities in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 320, Investments - Debt Securities (“ASC 320”). The Company’s debt investments are typically comprised of corporate debt securities, which it classifies as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. All debt securities are accounted for on a specific identification basis.

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

The Company accounts for its investments in equity securities in accordance with ASC Topic No. 321, Investments - Equity Securities (“ASC 321”) which requires the accounting for equity investments (other than those accounted for using the equity method of accounting) generally be measured at fair value for equity securities with readily determinable fair values. For equity securities without a readily determinable fair value that are not accounted for by the equity method, the Company measures the equity security using cost, less impairment, if any, and plus or minus observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses is reported in current earnings (see Note 5 - Investments). The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions (see Note 5 - Investments). Investments classified as short-term are available to be converted into cash to fund current operations.

The Retained Consensus Shares are equity securities accounted for at fair value under the fair value option, and the related fair value gains and losses are recognized in earnings. As the initial carrying value of the Retained Consensus Shares was negative immediately following the Separation, the Company elected the fair value option under ASC 825-10-25 to support the initial recognition of the Retained Consensus Shares at fair value and the negative book value of $69.3 million was recorded as a gain on the Consolidated Statement of Operations. The fair value of Consensus common stock is readily available as Consensus is a publicly traded company.

(i)Variable Interest Entities (“VIE”s)

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

(j)Debt Issuance Costs and Debt Discount

The Company capitalizes costs incurred with borrowing and issuance of debt securities and records debt issuance costs and discounts as a reduction to the debt amount. These costs and discounts are amortized and included in interest expense over the life of the borrowing using the effective interest method.

(k)Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, Canada, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2021, the Company’s cash and cash equivalents were maintained in accounts in qualifying financial institutions that are insured up to the limit determined by the applicable governmental agency. These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, Canada, China, Denmark, France, Germany, Italy, Japan, New Zealand, Netherlands, Norway, and Sweden.

(l)Foreign Currency

Most of the Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Net translation loss was $21.3 million, $8.9 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Realized gains and losses from foreign currency transactions are recognized within other expense (income), net. Foreign exchange gains (losses) amounted to $2.0 million, $(3.1) million and $(2.6) million for the years ended December 31, 2021, 2020 and 2019, respectively.

(m)Property and Equipment

Property and equipment are stated at cost. Equipment under a finance lease is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Operations. The estimated useful lives of property and equipment range from one to ten years. Fixtures, which are comprised primarily of leasehold improvements and equipment under finance leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal-use software and website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to five years.

(n)Impairment or Disposal of Long-Lived and Intangible Assets

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

The Company assesses the impairment of identifiable definite-lived intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important which could individually or in combination trigger an impairment include the following:

•Significant underperformance relative to expected historical or projected future operating results;

•Significant changes in the manner of our use of the acquired assets or the strategy for the Company’s overall business;

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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. In the year ended December 31, 2021 and 2020, the Company recorded impairments of certain operating right-of-use assets and associated property and equipment (see Note 11 - Leases). No impairment was recorded in fiscal year 2019.

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

(o)Business Combinations and Valuation of Goodwill and Intangible Assets

The Company applies the acquisition method of accounting for business combinations in accordance with GAAP and uses estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, future revenue growth rates, gross and operating margins, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. The Company uses established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to twenty years and are included in general and administrative expenses on the Consolidated Statements of Operations. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then it performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. In the second quarter of 2021, the Company recorded an impairment to goodwill associated with its plan to sell the B2B Backup business. This sale closed during the third quarter of 2021 (see Note 6 - Discontinued Operations and Dispositions). The Company performed the annual impairment test for goodwill for fiscal year 2021 on October 1 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and other relevant company-specific factors. The qualitative assessment indicated that it was more likely than not that the fair value of the Company’s reporting units was greater than their carrying value. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2021 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific factors. The Company concluded that there were no impairments in 2021, 2020 and 2019. In the first quarter of 2021, the Company aligned the annual impairment assessment date for the Cybersecurity and Martech business from September 30 to October 1, as it determined this date is preferable, and concluded this was not a material change in accounting principle.

In addition, the COVID-19 pandemic could have an adverse impact on the Company’s consolidated financial results in 2022, and possibly longer. As of December 31, 2021, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on the Company’s consolidated financial results may require an impairment charge related to one or more of these assets in a future period. No impairments to goodwill or other intangible assets were recorded during the years ended December 31, 2021, 2020, or 2019 as a result of COVID-19.

(p)Contingent Consideration

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

The Company measures its contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 7 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our Consolidated Statements of Cash Flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior amounts. Changes in the estimated fair value of its contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in general and administrative expenses on the Consolidated Statements of Operations.

(q)Self-Insurance Program

The Company provides health and dental insurance plans to certain of its employees through a self-insurance structure. The Company has secured reinsurance in the form of a two tiered stop-loss coverage that limits the exposure arising from any claims made. Self-insurance claims filed and claims incurred but not reported are accrued based on management’s estimate of the discounted ultimate costs for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

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

(u)Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. Research, development and engineering expenditures were $78.9 million, $57.1 million and $44.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In the fourth quarter of 2021, the Company changed its segment reporting as a result of the spin-off of its cloud fax business. The Company has two reportable segments: (i) Digital Media and (ii) Cybersecurity and Martech.

While this reporting change did not impact the Company's consolidated results, segment data has been recast to be consistent for all periods presented. For additional information, see Note 18 - Segment Information.

(w)Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2021, 2020 and 2019 was $243.7 million, $159.8 million and $115.7 million, respectively.

(x)Recent Accounting Pronouncements

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock in order to simplify the accounting for convertible instruments and reduce complexity. In addition, it amends the guidance for scope exception surrounding derivatives for contracts in an entity’s own equity. In each case, the related guidance surrounding EPS has also been amended. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this ASU clarify the scope of ASC 848 to include derivatives that are affected by a change in the interest rate used for discounting, margining, or contract price alignment that do not also reference LIBOR or another reference rate that is expected to be discontinued as a result of reference rate reform. Similar to ASU 2020-04, the guidance is effective for all entities immediately upon issuance on January 7, 2021. The Company adopted this ASU in the first quarter of 2021 and has identified no effect on its financial statements or disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s consolidated financial statements.

(y)Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2021 presentation.

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

Cybersecurity and Martech

The Company’s Cybersecurity and Martech revenues substantially consist of recurring subscription and usage-based fees, which are primarily paid in advance by credit card. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.

Along with its numerous proprietary Cybersecurity and Martech solutions, the Company also generates revenues by reselling various third-party solutions, primarily through its email security line of business. These third-party solutions, along with the Company’s proprietary products, allow it to offer customers a variety of solutions to better meet the customer’s needs. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

Revenues from external customers classified by revenue source are as follows (in thousands). See Note 18 - Segment Information for additional information.

	Years ended December 31,
Digital Media	2021	2020	2019
Advertising (1)	$838,075	$627,198	$531,191
Subscription and licensing (1)	197,354	166,219	164,052
Other (1)	33,871	17,943	15,268
Total Digital Media revenues	$1,069,300	$811,360	$710,511

Cybersecurity and Martech
Subscription and licensing	$348,611	$347,697	$340,245
Other	—	—	—
Total Cybersecurity and Martech revenues	$348,611	$347,697	$340,245

Corporate	$—	$1	$8
Elimination of inter-segment revenues	(1,189)	(229)	(300)
Total Revenues	$1,416,722	$1,158,829	$1,050,464

Timing of revenue recognition
Point in time	$42,276	$27,685	$32,983
Over time	1,374,446	1,131,144	1,017,481
Total	$1,416,722	$1,158,829	$1,050,464
(1) The Company reclassified approximately $11.0 million and $15.5 million of revenue during the years ended December 31, 2020, and 2019, respectively, from ‘Subscription and licensing’ to ‘Advertising’ and reclassified approximately $9.5 million and $6.0 million of revenue during the years ended December 31, 2020, and 2019, respectively, from “Subscription and licensing’ to ‘Other’ to conform with current period presentation. These reclassifications were made in order to separate games publishing revenue from traditional advertising revenue and to move job posting related revenue from subscriptions to advertising.

The Company has recorded $153.0 million, and $135.5 million of revenue for the years ended December 31, 2021 and 2020, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of December 31, 2021 and 2020, the Company acquired $9.5 million and $21.9 million, respectively, of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments, as appropriate.

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

The Company satisfies its performance obligations within the Cybersecurity and Martech business upon delivery of services to its customers. Payment terms vary by type and location of our customers and the services offered. The time between invoicing and when payment is due is not significant. Due to the nature of the services provided, there are no obligations for returns.

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

The Company’s Cybersecurity and Martech business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:

•Faxing capabilities are provided (included in discontinued operations through October 7, 2021)
•Voice, email marketing and search engine optimization as services are delivered

•Consumer privacy services and data backup capabilities are provided
•Security solutions, including email and endpoint are provided

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

The Company completed the following acquisitions during the year ended December 31, 2021, paying the purchase price in cash in each transaction: (a) an asset purchase of DailyOM, acquired on April 30, 2021, a California-based provider of health and wellness digital media, content and learning business; (b) a share purchase of SEOmoz, acquired on June 4, 2021, a Seattle-based provider of search engine optimization (“SEO”) solutions; (c) an asset purchase of Solutelia, LLC, acquired on July 15, 2021, a Colorado-based on-demand wireless telecommunications network monitoring and analysis, testing and optimization software business and related wireless telecommunications engineering services business; (d) a stock purchase of Arthur L. Davis Publishing, acquired on September 23, 2021, an Iowa-based digital nursing publication; (e) a stock purchase of Root Wireless, Inc. acquired on December 13, 2021, a Washington-based mobile analytics firm; and (f) four immaterial Digital Media acquisitions.

The Consolidated Statement of Operations since the date of each acquisition and balance sheet as of December 31, 2021, reflect the results of operations of all 2021 acquisitions. For the year ended December 31, 2021, these acquisitions contributed $39.9 million to the Company’s revenues. Net income from continuing operations contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $160.4 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all 2021 acquisitions, including individually material acquisitions noted separately (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$9,513
Prepaid expenses and other current assets	1,655
Property and equipment	2,188
Operating lease right-of-use assets, noncurrent	5,888
Trade names	16,349
Customer relationship	21,945
Goodwill	97,032
Other intangibles	38,894
Other long-term assets	62
Deferred tax asset	230
Accounts payable and accrued expenses	(5,863)
Deferred revenue	(9,491)
Operating lease liabilities, current	(7,191)
Other current liabilities	(14)
Deferred tax liability	(9,237)
Other long-term liabilities	(1,511)
Total	$160,449

During the year ended December 31, 2021, the purchase price accounting has been finalized for the following 2020 acquisitions: RetailMeNot, Inc., Inspired eLearning, The Aberdeen Group, LLC and The Big Willow, Inc., and other immaterial Digital Media and Cybersecurity and Martech acquired businesses. The initial accounting for all the 2021 acquisitions is incomplete due to timing of available information and is subject to change. The Company has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the year ended December 31, 2021, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $1.4 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Cybersecurity and Martech businesses which resulted in a net increase in goodwill of $0.5 million (see Note 9 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the Consolidated Statements of Operations for the year ended December 31, 2021.

The fair value of the assets acquired includes accounts receivable of $9.5 million. The gross amount due under contracts is $9.9 million, of which $0.4 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the year ended December 31, 2021 is $97.0 million, of which $42.1 million is expected to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information for All 2021 Acquisitions

The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had the Company and the acquired businesses been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2020. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2021 acquisitions as if each acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

	Year ended December 31,
	2021	2020
	(unaudited)
Revenues	$1,482,323	$1,267,280
Net income from continuing operations	$416,348	$33,351
EPS - Basic	$9.06	$0.72
EPS - Diluted	$8.69	$0.71

SEOmoz

On June 4, 2021, the Company acquired all the outstanding issued capital of SEOmoz at a purchase consideration of $67.0 million, net of cash acquired and assumed liabilities. SEOmoz is a provider of search engine optimization (“SEO”) solutions. The Consolidated Statement of Operations since the date of acquisition and balance sheet as of December 31, 2021, reflect the results of operations of SEOmoz. For the year ended December 31, 2021, SEOmoz contributed $25.6 million to the Company’s revenues. Net income from continuing operations contributed by SEOmoz since the acquisition date was not separately identifiable due to the Company’s integration activities and is impracticable to provide.

The following table summarizes the allocation of the purchase consideration for the SEOmoz acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$3,278
Prepaid expenses and other current assets	1,547
Property and equipment	1,845
Operating lease right of use asset	5,888
Trade names	7,406
Customer relationships	5,000
Goodwill	41,329
Other intangibles	22,777
Other long-term assets	62
Accounts payables and accrued expenses	(2,655)
Other current liabilities	(14)
Deferred revenue	(6,398)
Operating lease liabilities, current	(7,191)
Deferred tax liability	(5,327)
Other long-term liabilities	(550)
Total	$66,997

The fair value of the assets acquired includes accounts receivable of $3.3 million. The gross amount due under contracts is $3.6 million, of which $0.3 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with this acquisition during the year ended December 31, 2021 is $41.3 million of which zero is expected to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information for SEOmoz Acquisition

The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired business been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from this business acquisition had it occurred on January 1, 2020. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the SEOmoz acquisition, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and SEOmoz as if the acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

	Year ended December 31,
	2021	2020
	(unaudited)
Revenues	$1,438,099	$1,207,910
Net income from continuing operations	$406,281	$29,382
EPS - Basic	$8.84	$0.63
EPS - Diluted	$8.48	$0.62

2020

The Company completed the following acquisitions during the year ended December 31, 2020, paying the purchase price in cash in each transaction: (a) a share purchase of the entire issued capital of RetailMeNot, Inc. acquired on October 28, 2020, a Texas-based provider of marketing solutions; (b) a share purchase of the entire issued capital of Inspired eLearning, LLC, acquired on November 2, 2020, a Texas-based platform for cybersecurity awareness and compliance training; (c) a share purchase of the entire issued capital of The Aberdeen Group, LLC and The Big Willow, Inc., acquired on November 20, 2020, a Massachusetts-based provider in digital marketing solutions; and (d) other immaterial acquisitions of email marketing, security and digital media businesses.

The Consolidated Statement of Operations since the date of each acquisition and balance sheet as of December 31, 2020, reflect the results of operations of all 2020 acquisitions. For the year ended December 31, 2020, these acquisitions contributed $54.6 million to the Company’s revenues. Net income from continuing operations contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $472.8 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all 2020 acquisitions, including individually material acquisitions noted separately (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$46,138
Prepaid expenses and other current assets	9,105
Property and equipment	2,204
Operating lease right of use asset	10,644
Trade names	66,763
Customer relationships	214,347
Goodwill	202,901
Other intangibles	56,424
Other long-term assets	685
Deferred tax asset	992
Accounts payables and accrued expenses	(28,979)
Deferred revenue	(21,918)
Operating lease liabilities, current	(4,520)
Long-term debt	(910)
Operating lease liabilities, noncurrent	(13,104)
Income taxes payable	(3,297)
Liability for uncertain tax positions	(1,576)
Deferred tax liability	(53,870)
Other long-term liabilities	(9,269)
Total	$472,760

During the year ended December 31, 2020, the Company recorded adjustments to prior period acquisitions due to changes in the initial working capital and related purchase accounting within the Cybersecurity and Martech businesses, which resulted in a net decrease in goodwill of $2.1 million. In addition, the Company recorded adjustments to prior period acquisitions due to changes in the initial working capital and related purchase accounting within the Digital Media business, which resulted in a net increase in goodwill of $9.7 million (see Note 9 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the Consolidated Statements of Operations for the year ended December 31, 2020.

The fair value of the assets acquired includes accounts receivable of $46.1 million. The gross amount due under contracts is $53.0 million, of which $6.9 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with these acquisitions during the year ended December 31, 2020 is $202.9 million, of which $55.0 million is expected to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information for All 2020 Acquisitions

The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired businesses been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2019 and do not take into consideration the exiting of any acquired lines of business. The Company acquired a line of business, through the RetailMeNot, Inc. acquisition which was in the process of being exited prior to the acquisition. This line of business accounts for $0.1 million and $28.2 million of revenue in 2020 and 2019, respectively, which is included in the pro forma results below. In addition, during 2020, the Company sold certain Voice assets in Australia and New Zealand. This divestiture represented $8.4 million and $13.9 million of revenue during the 2020 and 2019 fiscal years, respectively. This unaudited pro forma supplemental information includes incremental intangible asset amortization, income tax expense, and interest income as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2020 acquisitions as if each acquisition had occurred on January 1, 2019 (in thousands, except per share amounts):

	Year ended December 31,
	2020	2019
	(unaudited)
Revenues	$1,339,927	$1,306,479
Net income from continuing operations	$21,450	$11,773
EPS - Basic	$0.46	$0.24
EPS - Diluted	$0.45	$0.23

RetailMeNot, Inc.

On October 28, 2020, the Company acquired all the outstanding issued capital of RetailMeNot, Inc. at a purchase consideration of $414.4 million, net of cash acquired and assumed liabilities.

RetailMeNot, Inc. (“RMN”) is a leading savings destination that influences purchase decisions through the power of savings and coupons. The multinational company operates digital savings websites and mobile applications connecting consumers, both online and in-store, to retailers that advertise with RMN. The acquisition of RMN is expected to further increase retail sales generated by the Company and is believed to, when combined with the Company’s current commerce business and leveraging its editorial strengths, will drive even greater scale and margin expansion.

The Consolidated Statement of Operations since the date of acquisition and balance sheet as of December 31, 2020, reflect the results of operations of RetailMeNot, Inc. For the year ended December 31, 2020, RetailMeNot, Inc. contributed $47.6 million to the Company’s revenues. Net income from continuing operations contributed by RetailMeNot, Inc. since the acquisition date was not separately identifiable due to the Company’s integration activities and is impracticable to provide.

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

Unaudited Pro Forma Financial Information for RetailMeNot, Inc. Acquisition

The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired business been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from this business acquisition had it occurred on January 1, 2019 and do not take into consideration the exiting of any acquired lines of business. The Company acquired a line of business, through the RetailMeNot, Inc. acquisition which was in the process of being exited prior to the acquisition. This line of business accounts for $0.1 million and $28.2 million of revenue in 2020 and 2019, respectively, which is included in the pro forma results below. In addition, during 2020, the Company sold certain Voice assets in Australia and New Zealand. This divestiture represented $8.4 million and $13.9 million of revenue during the 2020 and 2019 fiscal years, respectively. This unaudited pro forma supplemental information includes incremental intangible asset amortization, income tax expense, and interest income as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and RetailMeNot, Inc. as if the acquisition had occurred on January 1, 2019 (in thousands, except per share amounts):

	Year ended December 31,
	2020	2019
	(unaudited)
Revenues	$1,308,731	$1,267,847
Net income from continuing operations	$23,395	$22,117
EPS - Basic	$0.50	$0.46
EPS - Diluted	$0.49	$0.44

2019

The Company completed the following acquisitions during the year ended December 31, 2019, paying the purchase price with a combination of cash and note payable: (a) an asset purchase of iContact, LLC, acquired on January 22, 2019, a North Carolina-based provider of email marketing solutions; (b) a share purchase of the entire issued capital of Safe Send AS, acquired on March 29, 2019, a Norwegian-based provider of email security solutions; (c) a share purchase of the entire issued capital of Highwinds Capital, Inc. and Cloak Holdings, LLC, acquired on April 2, 2019, a Texas-based provider in solutions for virtual private network (“VPN”) services; (d) an asset purchase of OffsiteDataSync, Inc., acquired on July 1, 2019, a New York-based provider in backup and disaster recovery solutions; (e) an asset and a share purchase of the entire issued capital of BabyCenter LLC, acquired on August 19, 2019, a California-based provider in digital parenting and pregnancy resources; (f) a share purchase of the entire issued capital of Spiceworks, Inc., acquired on August 21, 2019, a Texas-based provider in digital media advertising solutions; and (g) other immaterial acquisitions of online data backup, consumer privacy and protection, and digital media businesses.

The Consolidated Statement of Operations since the date of each acquisition and balance sheet as of December 31, 2019, reflect the results of operations of all 2019 acquisitions. For the year ended December 31, 2019, these acquisitions contributed $126.3 million to the Company’s revenues. Net income from continuing operations contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $429.5 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all 2019 acquisitions, including individually material acquisitions noted separately (in thousands):

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

During the year ended December 31, 2019, the Company recorded adjustments to prior period acquisitions due to the finalization of the purchase accounting in the Cybersecurity and Martech business which resulted in a net increase in goodwill of $0.2 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $0.9 million (see Note 9 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the Consolidated Statement of Operations for the year ended December 31, 2019.

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

Unaudited Pro Forma Financial Information for All 2019 Acquisitions

The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired businesses been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2019. This unaudited pro forma supplemental information includes incremental intangible asset amortization, income tax expense, and interest income as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2019 acquisitions as if each acquisition had occurred on January 1, 2019 (in thousands, except per share amounts):

Year ended
December 31, 2019
(unaudited)
Revenues	$1,152,542
Net income from continuing operations	$35,203
EPS - Basic	$0.73
EPS - Diluted	$0.71

Highwinds Capital, Inc. and Cloak Holdings, LLC

On April 2, 2019, the Company acquired all the outstanding issued capital of Highwinds Capital, Inc. and Cloak Holdings, LLC (“Highwinds”) at a purchase consideration of $209.6 million, net of cash acquired and assumed liabilities. Highwinds is a Texas-based provider in solutions of VPN services. The Consolidated Statement of Operations since the date of acquisition and balance sheet as of December 31, 2019, reflect the results of operations of Highwinds. For the year ended December 31, 2019, Highwinds contributed $53.0 million to the Company’s revenues. Net income from continuing operations contributed by Highwinds since the acquisition date was not separately identifiable due to the Company’s integration activities and is impracticable to provide.

The following table summarizes the allocation of the purchase consideration for the Highwinds acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$900
Prepaid expenses and other current assets	38
Property and equipment	307
Customer relationships	55,260
Other intangibles	13,110
Trademarks	24,740
Acquired technology	6,678
Other long-term assets	16
Goodwill	164,102
Accounts payable and accrued expenses	(19,506)
Deferred revenue	(18,321)
Liability for uncertain tax positions	(170)
Deferred tax liability	(17,552)
Total	$209,602

The fair value of the assets acquired includes accounts receivable of $0.9 million. The gross amount due under contracts is $1.0 million, of which $0.1 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with this acquisition during the year ended December 31, 2019 is $164.1 million, of which $15.2 million is expected to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information for Highwinds Acquisition

The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired business been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from this business acquisition had it occurred on January 1, 2019. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the Highwinds acquisition, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and Highwinds as if the acquisition had occurred on January 1, 2019 (in thousands, except per share amounts):

Year ended
December 31, 2019
(unaudited)
Revenues	$1,072,047
Net income from continuing operations	$43,345
EPS - Basic	$0.90
EPS - Diluted	$0.88

BabyCenter LLC.

On April 19, 2019, the Company acquired all the outstanding issued capital of BabyCenter LLC. (“BabyCenter”) at a purchase consideration of $71.5 million, net of cash acquired and assumed liabilities. BabyCenter is a California-based provider in digital parenting and pregnancy resources. The Consolidated Statement of Operations since the date of acquisition and balance sheet as of December 31, 2019, reflect the results of operations of Baby Center. For the year ended December 31, 2019, BabyCenter contributed $19.2 million to the Company’s revenues. Net income from continuing operations contributed by BabyCenter since the acquisition date was not separately identifiable due to the Company’s integration activities and is impracticable to provide.

The following table summarizes the allocation of the purchase consideration for the BabyCenter acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$10,336
Prepaid expenses and other current assets	2,302
Property and equipment	262
Operating lease right-of-use assets, noncurrent	821
Customer relationships	14,500
Other intangibles	10,800
Trademarks	7,800
Other long-term assets	110
Goodwill	34,644
Accounts payable and accrued expenses	(8,627)
Income taxes payable	(61)
Deferred revenue	(544)
Operating lease liabilities, current	(511)
Operating lease liabilities, noncurrent	(310)
Total	$71,522

The fair value of the assets acquired includes accounts receivable of $10.3 million. The gross amount due under contracts is $10.5 million, of which $0.2 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with this acquisition during the year ended December 31, 2019 is $34.6 million, of which $34.6 million is expected to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information for BabyCenter Acquisition

The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired business been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from this business acquisition had it occurred on January 1, 2019. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the BabyCenter acquisition, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and BabyCenter as if the acquisition had occurred on January 1, 2019 (in thousands, except per share amounts):

Year ended
December 31, 2019
(unaudited)
Revenues	$1,080,644
Net income from continuing operations	$35,953
EPS - Basic	$0.75
EPS - Diluted	$0.73

Spiceworks, Inc.

On August 21, 2019, the Company acquired all the outstanding issued capital of Spiceworks, Inc. (“Spiceworks”) at a purchase consideration of $60.8 million, net of cash acquired and assumed liabilities. Spiceworks is a Texas-based provider of digital media advertising solutions. The Consolidated Statement of Operations since the date of acquisition and balance sheet as of December 31, 2019, reflect the results of operations of Spiceworks. For the year ended December 31, 2019, Spiceworks contributed $23.0 million to the Company’s revenues. Net income from continuing operations contributed by Spiceworks since the acquisition date was not separately identifiable due to the Company’s integration activities and is impracticable to provide.

The following table summarizes the allocation of the purchase consideration for the Spiceworks acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$10,406
Prepaid expenses and other current assets	1,986
Property and equipment	2,388
Operating lease right-of-use assets, noncurrent	4,161
Trade names	5,200
Customer relationships	27,200
Other intangibles	2,600
Non-competition agreements	680
Acquired technology	2,700
Deferred tax asset	8,752
Other long-term assets	504
Goodwill	4,149
Accounts payable and accrued expenses	(2,214)
Income taxes payable	(164)
Deferred revenue	(3,344)
Operating lease liabilities, current	(1,256)
Operating lease liabilities, noncurrent	(2,905)
Total	$60,843

The fair value of the assets acquired includes accounts receivable of $10.4 million. The gross amount due under contracts is $10.8 million, of which $0.4 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with this acquisition during the year ended December 31, 2019 is $4.1 million, of which zero is expected to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information for Spiceworks Acquisition

The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired business been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from this business acquisition had it occurred on January 1, 2019. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the Spiceworks acquisition, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and Spiceworks as if the acquisition had occurred on January 1, 2019 (in thousands, except per share amounts):

Year ended
December 31, 2019
(unaudited)
Revenues	$1,089,648
Net income from continuing operations	$36,711
EPS - Basic	$0.76
EPS - Diluted	$0.74

5.Investments

Investments consist of equity and debt securities.

The Company determined that certain equity securities were without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, Management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company made a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that were known and could be reasonably known. Any changes in the carrying value of the equity securities was reported in current earnings as (gain) loss on investment, net. In addition, the Company determined that the shares of redeemable preferred stock that were also received as part of the consideration were corporate debt securities and were classified as available-for-sale-securities. In the first quarter of 2020, in a non-cash transaction of $18.3 million, the Company exchanged these shares of redeemable preferred stock that were previously classified as available-for-sale corporate debt securities for a new series of preferred stock, classified as equity securities without a readily determinable fair value. The Company recognized a loss on exchange of $4.4 million, which is reflected in loss on investments, net in the Consolidated Statements of Operations.

The following table summarizes the gross unrealized gains and losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands). These equity securities are included within ‘Long-term investments’ in the Consolidated Balance Sheets.

	Cost	Impairment	Adjustments	Reported Amount
December 31, 2021
Equity securities	$17,156	$(16,677)	$(479)	$—
Total	$17,156	$(16,677)	$(479)	$—

December 31, 2020
Equity securities	$50,384	$(19,605)	$(479)	$30,300
Total	$50,384	$(19,605)	$(479)	$30,300

Impairment losses, including gains and losses, are recorded in loss on investments, net on the Consolidated Statements of Operations.

During the year ended December 31, 2021, the Company recorded a $16.7 million impairment loss on investments related to a decline in value due to a sales transaction of an investee. The Company was not expected to recover the recorded cost of these securities and reduced such amount to what the Company received as a result of the sale. During the year ended December 31, 2021, the Company sold the remaining investments with proceeds for $14.3 million and a realized loss of approximately $0.3 million. At December 31, 2021, cumulative impairment losses on these securities were $40.5 million.

During the year ended December 31, 2020, the Company recorded a $19.6 million impairment loss related to a decline in value primarily due to the recapitalization of the investee and overall market volatility. At December 31, 2020, cumulative impairment losses on these securities were $23.8 million.

The following table summarizes the gross unrealized gains and losses and fair values for short-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Statement of Operations (in thousands):

	Initial Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Investment in Consensus (equity securities)	$(69,290)	$298,490	$—	$229,200
Total	$(69,290)	$298,490	$—	$229,200

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Corporate debt securities	$511	$152	$—	$663
Total	$511	$152	$—	$663

The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes the Company’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	December 31, 2021	December 31, 2020
Due within 1 year	$—	$663
Due within more than 1 year but less than 5 years	—	—
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$—	$663

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

The Company’s available-for-sale debt securities are carried at estimated fair value with any unrealized gains or losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in other (income) expense, net on our Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders’ equity.

There were no investments in an unrealized loss position as of December 31, 2021 or December 31, 2020.

As of December 31, 2021, 2020 and 2019, the Company did not recognize any other-than-temporary impairment losses on its debt securities.

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

The manager, OCV Management, LLC, and general partner of the Fund are entities with respect to which Richard S. Ressler, Chairman of the Board of Directors (the “Board”) of the Company, is indirectly the majority equity holder and a related party. As a limited partner in the Fund, prior to the settlement of certain litigation generally related to the Company’s investment in the Fund in January 2022, the Company paid an annual management fee to the manager equal to 2.0% (reduced by 10% each year beginning with the sixth year) of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner would be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. In connection with the settlement of the litigation, among other terms, no further capital calls will be made in connection with the Company’s investment in the Fund, nor will any management fees be paid by the Company to the manager. For more information related to the litigation, see Note 12.

During 2021, the Company received capital call notices from the management of OCV Management, LLC for $22.2 million inclusive of certain management fees, of which $22.2 million has been paid for the year ended December 31, 2021. During 2020, the Company received capital call notices from the management of OCV Management, LLC for $32.9 million, inclusive of certain management fees, of which $31.9 million has been paid for the year ended December 31, 2020. During the years ended December 31, 2021, 2020 and 2019, the Company received a distribution from OCV of $15.3 million, zero and $10.3 million respectively.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the years ended December 31, 2021, 2020, and 2019, the Company recognized an investment gain (loss) of $35.8 million, $(11.3) million, and $(0.2) million, net of tax expense (benefit), respectively. The fiscal 2021 gain was primarily the result of gains in the underlying investments. The fiscal 2020 loss was primarily a result of the impairment of two of its investments as a result of COVID-19 in the amount of $7.0 million net of tax benefit. In addition, the Company recognized an investment loss in fiscal 2020 in the amount of $4.3 million, net of tax benefit. During the years ended December 31, 2021, 2020, and 2019 the Company recognized management fees of $3.0 million, $3.0 million, and $3.0 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands). These equity securities are included within ‘Long-term investments’ in the Consolidated Balance Sheets.

	December 31, 2021	December 31, 2020
Equity securities	$122,593	$67,195
Maximum exposure to loss	$122,593	$67,195

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

6.Discontinued Operations and Dispositions
Consensus Spin-Off
On October 7, 2021, the Separation was completed and the Company transferred J2 Cloud Services, LLC to Consensus who in turn transferred non-fax assets and liabilities back to Ziff Davis such that Consensus was left with the cloud fax business. The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. The Company’s stockholders of record received one share of Consensus common stock for every three shares of J2 Global’s common stock. Ziff Davis, Inc. (formerly J2 Global, Inc.) retained a 19.9% interest in Consensus following the Separation. We did not retain a controlling interest in Consensus. The Retained Consensus Shares are equity securities for which the Company elected the fair value option, and subsequent fair value changes are included in the assets of and results from continuing operations as of and for the year ended December 31, 2021. At December 31, 2021, our investment in Consensus common stock was remeasured at fair value based on Consensus’ closing stock price, with an unrealized gain of approximately $298.5 million recorded in the Consolidated Statement of Operations and a balance of $229.2 million in the Consolidated Balance Sheet (See Note 5). No gain or loss was recorded on the Separation in the Consolidated Statements of Operations. Certain of the Company’s management and members of its board of directors resigned from the Company as of the Distribution Date and joined Consensus. In addition, one of the Company’s members of its senior management as of December 31, 2021 serves on the board of directors of Consensus.

On October 7, 2021, Consensus paid Ziff Davis approximately $259.1 million of cash in a distribution that is anticipated to be tax-free provided certain requirements are met, and issued $500.0 million of senior notes due 2028 to Ziff Davis, which Ziff Davis then exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for extinguishment of indebtedness outstanding under the Bridge Loan Facility (see Note 10 - Debt). Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A. The Company incurred a net loss on extinguishment of approximately $8.8 million recorded within ‘Loss on Extinguishment of Debt’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statements of Operations for the year ended December 31, 2021 (see Note 10). The divestiture of the cloud fax business was determined to qualify for US Federal tax-free treatment under certain sections of the Internal Revenue Code.

The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed as the Separation constitutes a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the consolidated financial statements reflect the result of the cloud fax business as a discontinued operation for all periods presented. The Consolidated Balance Sheets and Consolidated Statements of Operations report discontinued operations separate from continuing operations. The Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows (including Note 19 - Supplemental Cash Flow Information) and Consolidated Statements of Stockholders’ Equity combine continuing and discontinued operations. The Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity include the cloud fax activity for January 1, 2021 through October 7, 2021.

The key components of cash flows from discontinued operations were as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Capital expenditures	$15,252	$16,237	$6,996
Depreciation and amortization	$9,010	$11,759	$10,270
Loss on debt extinguishment	$8,750	$37,969	$—
Amortization of financing costs and discounts	$—	$1,171	$1,428
Foreign currency remeasurement gain	$—	$31,537	$—
Deferred taxes	$8,015	$5,534	$(55,931)

In preparation for and executing the Separation, the Company incurred $11.6 million, net of reimbursement from Consensus, in transaction-related costs including legal and accounting fees during the year ended December 31, 2021, which were recorded in ‘General and administrative expenses’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statement of Operations. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax and legal functions.

In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation. These agreements, as well as other activities related to Ziff Davis’s continuing involvement with Consensus are further discussed in Note 21 - Related Party Transactions.

The key components of income from discontinued operations were as follows (in thousands). The Company made an accounting policy election not to allocate interest to discontinued operations. Interest expense included in discontinued operations relates to the 6.0% Senior Notes issued by J2 Cloud Services, LLC and the Bridge Loan Facility, which was required to be repaid as part of the Separation.

	Years ended December 31,
	2021	2020	2019
Revenues	$270,248	$330,764	$321,590
Cost of revenues	(44,306)	(53,379)	(49,991)
Sales and marketing	(40,980)	(47,116)	(51,522)
Research, development and engineering	(5,814)	(7,146)	(9,745)
General and administrative	(39,279)	(26,852)	(21,475)
Interest expense and other	(13,856)	(44,220)	(44,080)
Income before income taxes	126,013	152,051	144,777
Income tax expense (benefit)	30,694	30,043	(33,136)
Income from discontinued operations, net of income taxes	$95,319	$122,008	$177,913

The following table summarizes the Balance Sheet as of December 31, 2020 (in thousands):

December 31, 2020
ASSETS
Cash and cash equivalents	$66,210
Accounts receivable, net	16,071
Prepaid expenses and other current assets	1,748
Total current assets, discontinued operations	84,029
Property and equipment, net	25,053
Operating lease right-of-use assets	25,711
Trade names, net	29,350
Customer relationships, net	13,678
Goodwill	342,430
Other purchased intangibles, net	1,681
Deferred income taxes, noncurrent	44,350
Other non-current assets	1,269
Total assets, discontinued operations	$567,551
LIABILITIES
Trade accounts payable and accrued expenses	$32,795
Income taxes payable, current	1,307
Deferred revenue, current	24,512
Operating lease liabilities, current	2,578
Total current liabilities, discontinued operations	61,192
Deferred revenue, noncurrent	240
Operating lease liabilities, noncurrent	25,549
Liability for uncertain tax positions	3,993
Deferred income taxes, noncurrent	5,392
Other long-term liabilities	3,063
Total liabilities, discontinued operations	$99,429

B2B Back-up and Voice Asset Sales
The Company completed the following dispositions that did not meet the criteria for discontinued operations
During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. Such assets were recorded within the Cybersecurity and Martech reportable segment. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. The total gain recognized on the sale of these Voice assets was $2.8 million which was recorded in (loss) gain on sale of businesses on the Consolidated Statement of Operations in the year ended December 31, 2021.

During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. The B2B Backup business met the held for sale criteria, and accordingly, the assets and liabilities were presented as held for sale on the Consolidated Statement Balance Sheets at March 31, 2021 and June 30, 2021. The business is recorded within the Cybersecurity and Martech reportable segment. During the second quarter of 2021, the Company received an offer to purchase the B2B Backup business and management determined that the fair value of the business less cost to sell was lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million during the second quarter of 2021, which was recorded in impairment of business on the Consolidated Statement of Operations (see Note 9 - Goodwill and Intangible Assets). On September 17, 2021, in a cash transaction, the Company sold the B2B Backup business. The total loss recognized on the sale of the B2B Backup business was $24.6 million which was recorded in (loss) gain on sale of businesses on the Consolidated Statement of Operations in the year ended December 31, 2021.

During the second quarter of 2020, the Company committed to a plan to sell certain Voice assets in Australia and New Zealand as they were determined to be non-core assets. Such assets were recorded within the Cybersecurity and Martech reportable segment. On August 31, 2020, in a cash transaction, the Company sold these Voice assets for a gain of $17.1 million which was recorded in gain on sale of businesses on the Consolidated Statement of Operations in the year ended December 31, 2020.

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

The Company’s money market funds are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs. On October 7, 2021, we completed the Consensus separation and retained 19.9% of the shares of Consensus common stock immediately following the Separation. We did not retain a controlling interest in Consensus. The Retained Consensus Shares are equity securities for which the Company elected the fair value option, and the fair value of our retained shares and subsequent fair value changes are included in our assets of and results from continuing operations, respectively. At December 31, 2021, our investment in Consensus common stock was remeasured at fair value based on Consensus’ closing stock price, with unrealized gains of $298.5 million recorded in the Consolidated Statement of Operations and a balance of $229.2 million in the Consolidated Balance Sheet. The fair value of the investment in Consensus is determined using the quoted market prices, which is a Level 1 input.

Certain of the Company’s debt securities are classified within Level 2. The Company values these Level 2 investments based on model-driven valuations using significant inputs derived from or corroborated by observable market data.

The fair value of our senior notes was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of the MUFG Credit Facility approximated its carrying amount due to its variable interest rate, which approximated a market interest rate, and was considered a Level 2 input. The fair value of the Company’s debt instruments was $1.3 billion and $2.0 billion, at December 31, 2021 and December 31, 2020, respectively (see Note 10 - Debt).

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

The following table presents the fair values, valuation techniques, unobservable inputs, and ranges of the Company’s financial liabilities categorized within Level 3. The weighted averages below are a product of the unobservable input and fair value of the contingent consideration arrangement as of December 31, 2021.

	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent Consideration	Option-Based Model	Risk free rate	1.9% - 2.2%	2.0%
		Debt spread	0.0% - 74.7%	13.6%
		Probabilities	10.0% - 100.0%	80.5%
		Present value factor	2.2% - 26.9%	19.0%
		Discount rate	27.3% - 38.0%	30.7%

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2021	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$144,255	$—	$—	$144,255	$144,255
Investment in Consensus	229,200	—	—	229,200	229,200
Total assets measured at fair value	$373,455	$—	$—	$373,455	$373,455

Liabilities:
Contingent consideration	$—	$—	$5,775	$5,775	$5,775
Long-term debt	1,345,311	—	—	1,345,311	1,090,627
Total liabilities measured at fair value	$1,345,311	$—	$5,775	$1,351,086	$1,096,402

December 31, 2020	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$10,413	$—	$—	$10,413	$10,413
Corporate debt securities	—	663	—	663	663
Total assets measured at fair value	$10,413	$663	$—	$11,076	$11,076

Liabilities:
Contingent consideration	$—	$—	$5,022	$5,022	$5,022
Long-term debt	1,960,527	—	—	1,960,527	1,579,021
Total liabilities measured at fair value	$1,960,527	$—	$5,022	$1,965,549	$1,584,043

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the year ended December 31, 2021, there were no transfers that occurred between levels. For the year ended December 31, 2020, the Company transferred the fair value of its long-term debt from Level 2 to Level 1.

The following tables presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2020	$37,887
Contingent consideration	4,860
Total fair value adjustments reported in earnings	(80)	General and administrative
Contingent consideration payments	(37,645)	Not Applicable
Balance as of December 31, 2020	$5,022
Contingent consideration	4,713
Total fair value adjustments reported in earnings	(1,910)	General and administrative
Contingent consideration payments	(2,050)	Not Applicable
Balance as of December 31, 2021	$5,775

In connection with the Company’s other acquisition activity, contingent consideration of up to $14.9 million may be payable upon achieving certain future earnings before interest, taxes, depreciation and amortization (EBITDA), revenue, and/or unique visitor thresholds and had a combined fair value of $5.8 million and $5.0 million at December 31, 2021 and 2020, respectively. Due to the achievement of certain thresholds, $2.1 million and $37.6 million was paid during the years ended December 31, 2021 and 2020, respectively.

The Company recorded a net decrease of $1.9 million and $0.1 million during the years ended December 31, 2021 and 2020 respectively, in the fair value of the contingent consideration and reported such changes in general and administrative expenses.

8.Property and Equipment

Property and equipment, stated at cost, at December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Computers and related equipment	$343,101	$317,013
Furniture and equipment	934	2,574
Leasehold improvements	8,287	6,329
	352,322	325,916
Less: Accumulated depreciation and amortization	(191,113)	(194,392)
Total property and equipment, net	$161,209	$131,524

Depreciation and amortization expense was $63.6 million, $60.6 million and $48.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Total disposals of long-lived assets for the years ended December 31, 2021, 2020 and 2019 were $11.0 million, $0.9 million and $0.3 million, respectively.

9.Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is assigned to the reporting unit that is expected to benefit from the synergies of the combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized over the period of estimated economic benefit, which ranges from one to twenty years.

The changes in carrying amounts of goodwill for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2020	$755,161	$557,940	$1,313,101
Goodwill acquired (Note 4)	177,951	24,950	202,901
Goodwill removed due to sale of businesses (2)	—	(4,751)	(4,751)
Purchase accounting adjustments (1)	9,721	(2,130)	7,591
Foreign exchange translation	101	6,057	6,158
Balance as of December 31, 2020	$942,934	$582,066	$1,525,000
Goodwill acquired (Note 4)	55,704	41,328	97,032
Goodwill removed due to sale of businesses (3)	—	(50,277)	(50,277)
Goodwill impairment(4)	—	(32,629)	(32,629)
Purchase accounting adjustments (1)	(1,437)	505	(932)
Foreign exchange translation	(542)	(6,197)	(6,739)
Balance as of December 31, 2021	$996,659	$534,796	$1,531,455
(1) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

(2) On August 31, 2020, in a cash transaction, the Company sold certain of its Voice assets in Australia and New Zealand which resulted in $4.8 million of goodwill being written off (see Note 6 - Discontinued Operations and Dispositions).

(3) On February 9, 2021, in a cash transaction, the Company sold certain of its Voice assets in the United Kingdom which resulted in $1.3 million of goodwill being removed in connection with this sale and on September 17, 2021, the Company sold certain of its B2B Backup assets which resulted in $49.0 million of goodwill being removed in connection with the sale (see Note 6 - Discontinued Operations and Dispositions).

(4) During the year ended December 31, 2021, the Company had an impairment to goodwill of $32.6 million in connection with certain B2B Backup assets

The following table presents the gross carrying amount of goodwill and accumulated impairment charges as of December 31, 2021, and 2020.

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Cybersecurity and Martech	$567,425	$32,629	$534,796	$582,066	$—	$582,066
Digital Media	996,659	—	996,659	942,934	—	942,934
Total Goodwill	$1,564,084	$32,629	$1,531,455	$1,525,000	$—	$1,525,000

Intangible Assets Subject to Amortization:
As of December 31, 2021, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	9.7 years	$250,418	$102,657	$147,761
Customer relationships (1)	8.1 years	673,847	398,396	275,451
Other purchased intangibles	9.3 years	467,028	317,515	149,513
Total		$1,391,293	$818,568	$572,725
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace at which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

During the year ended December 31, 2021, the Company acquired SEOmoz (see Note 4 - Business Acquisitions). The identified intangible assets were recognized as part of the acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	Weighted-Average Amortization Period	Fair Value
Trade names	5.0 years	$7,406
Customer relationships	5.2 years	5,000
Other purchased intangibles	5.0 years	22,777
Total		$35,183

During the year ended December 31, 2021, the Company completed other acquisitions which were individually immaterial. The identified intangible assets were recognized as part of all 2021 acquisitions and their respective estimated weighted average amortizations were as follows (in thousands):

	Weighted-Average Amortization Period	Fair Value
Trade names	3.7 years	$8,943
Customer relationships	6.8 years	16,945
Other purchased intangibles	3.6 years	16,117
Total		$42,005

As of December 31, 2020, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.0 years	$247,189	$88,636	$158,553
Customer relationships (1)	8.0 years	746,330	382,815	363,515
Other purchased intangibles	9.7 years	503,195	328,403	174,792
Total		$1,496,714	$799,854	$696,860
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace at which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

Expected amortization expenses for intangible assets subject to amortization at December 31, 2021 are as follows (in thousands):

Fiscal Year:
2022	$148,268
2023	126,458
2024	82,499
2025	81,285
2026	65,253
Thereafter	68,962
Total expected amortization expense	$572,725

Amortization expense was $185.7 million, $156.4 million and $173.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

10.Debt

Long-term debt as of December 31, 2021 and 2020 consists of the following (in thousands):

	2021	2020
4.625% Senior Notes	$641,276	$750,000
Convertible Notes:
3.25% Convertible Notes	—	402,414
1.75% Convertible Notes	550,000	550,000
Total Notes	1,191,276	1,702,414
Paycheck Protection Program Loan	—	910
Less: Unamortized discount	(91,593)	(112,798)
Deferred issuance costs	(9,056)	(11,505)
Total debt	1,090,627	1,579,021
Less: current portion	(54,609)	(396,801)
Total long-term debt, less current portion	$1,036,018	$1,182,220

At December 31, 2021, future principal payments for debt are as follows (in thousands):

Years Ended December 31,
2022	$54,609
2023	—
2024	—
2025	—
2026	—
Thereafter	1,136,667
$1,191,276

Interest expense was $79.6 million, $58.1 million and $26.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6.0% Senior Notes

On June 27, 2017, J2 Cloud Services, LLC (“J2 Cloud”) and J2 Cloud Co-Obligor, Inc. (the “Co-Issuer” and together with J2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650.0 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. J2 Cloud received proceeds of $636.5 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 6.0% Senior Notes bore interest at a rate of 6.0% per annum, payable semi-annually in arrears on January 15 and July 15 of each year.

On October 7, 2020, J2 Cloud redeemed all of its outstanding $650.0 million 6.0% Senior Notes due in 2025 for $694.6 million, including an early redemption premium of $29.2 million and accrued and unpaid interest of $15.4 million. The Company recorded a loss on extinguishment of $38.0 million which is recorded in interest expense, net within discontinued operations in the Consolidated Statements of Operations.

4.625% Senior Notes

On October 7, 2020, the Company completed the issuance and sale of $750.0 million aggregate principal amount of its 4.625% senior notes due 2030 (the “4.625% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The Company received proceeds of $742.7 million after deducting the initial purchasers’ discounts, commissions and offering expenses. The net proceeds were used to redeem all of its outstanding 6.0% Senior Notes due in 2025 and, remaining net proceeds were available for general corporate purposes which may include acquisitions and the repurchase or redemption of other outstanding indebtedness.

These Senior Notes bear interest at a rate of 4.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 4.625% Senior Notes mature on October 15, 2030, and are senior unsecured obligations of the Company which are guaranteed, jointly and severally, on an unsecured basis by certain of the Company’s existing and future domestic direct and indirect wholly-owned subsidiaries (collectively, the “Guarantors”). If the Company or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an Insignificant Subsidiary (as defined in the indenture pursuant to which the 4.625% Senior Notes were issued (the “Indenture”)), after the issue date, or any Insignificant Subsidiary ceases to fit within the definition of Insignificant Subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Company’s obligations under the 4.625% Senior Notes.

The Company may redeem some or all of the 4.625% Senior Notes at any time on or after October 15, 2025 at specified redemption prices plus accrued and unpaid interest, if any, up to, but excluding the redemption date. Before October 15, 2023, and following certain equity offerings, the Company also may redeem up to 40% of the 4.625% Senior Notes at a price equal to 104.625% of the principal amount, plus accrued and unpaid interest, if any, up to, but excluding the redemption date. The Company may make such redemption only if, after such redemption, at least 50% of the aggregate principal amount of the 4.625% Senior Notes remains outstanding. In addition, at any time prior to October 15, 2025, the Company may redeem some or all of the 4.625% Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an applicable “make-whole” premium.

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2021 and 2020.

On October 8, 2021, Ziff Davis announced that it had accepted tender offers to purchase $83.3 million in aggregate principal of its 4.625% Senior Notes for an aggregate purchase price of $90.0 million. The tender offer expired on October 22, 2021. As such, the Company recognized a loss of approximately $7.4 million associated with the tender of the 4.625% Senior Notes, which was recorded within ‘Loss on extinguishment of debt’ within the Statements of Operations.

Further, during the year ended December 31, 2021, the Company repurchased an additional $25.4 million in aggregate principal amount of the 4.625% Senior Notes for a purchase price of approximately $26.0 million. The Company recognized a loss of $0.6 million associated with the repurchase of the 4.625% Senior Notes, which was recorded within ‘Loss on extinguishment of debt’ within the Consolidated Statements of Operations. During January 2022, the Company repurchased an additional $54.6 million in aggregate principal amount of the 4.625% Senior Notes (see Note 23 - Subsequent Events).

As of December 31, 2021 and 2020, the estimated fair value of the 4.625% Senior Notes was approximately $659.9 million and $796.9 million, respectively, and was based on recent quoted market prices or dealer quotes for the 4.625% Senior Notes which are Level 1 inputs (see Note 7 - Fair Value Measurements).

The following table provides additional information on the 4.625% Senior Notes (in thousands):

2021
Principal amount of 4.625% Senior Notes	$641,276
Less: Unamortized discount	(4,259)
Less: Debt issuance costs	(1,339)
Net carrying amount of 4.625% Senior Notes	$635,678

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

In connection with the spin-off of Consensus, the Company called its 3.25% Convertible Notes for redemption and on August 2, 2021, the Company redeemed in full all of its outstanding 3.25% Convertible Notes. During the year ended December 31, 2021, the Company satisfied its conversion obligation by paying the principal of $402.4 million in cash and issued 3,050,850 shares of the Company’s common stock (see Note 14 - Stockholders’ Equity). The redemption of the liability component of the 3.25% Convertible Notes, resulted in a gain of approximately $2.8 million during the year ended December 31, 2021 within ‘Loss on debt extinguishment, net’ in the Consolidated Statement of Operations. The reacquisition of the equity component of the 3.25% Convertible Notes resulted in a reduction of stockholders’ equity of approximately $390.5 million, net of tax,

During the fourth quarter of 2020, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 3.25% Convertible Notes were convertible at the option of the holder during the quarter beginning January 1, 2021 and ending March 31, 2021. Since as of December 31, 2020, the Company intended to settle the principal amount in cash, the net carrying amount of the 3.25% Convertible Notes was classified within current liabilities on the Consolidated Balance Sheet as of December 31, 2020.

Accounting for the 3.25% Convertible Notes

In accordance with ASC 470-20, Debt with Conversion and Other Options, convertible debt that can be settled for cash is required to be separated into the liability and equity component at issuance, with each component assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of similar debt without the conversion feature. The difference between the cash proceeds and estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. This debt discount is amortized to interest expense using the effective interest method over the period from the issuance date through the first stated repurchase date.

The Company estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the 3.25% Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021 which management believed was the expected life of the 3.25% Convertible Notes using an interest rate of 5.81%. As of December 31, 2020, the remaining period over which the unamortized debt discount will be amortized was 0.5 years.

The 3.25% Convertible Notes were carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the 3.25% Convertible Notes at each balance sheet date was determined based on recent quoted market prices or dealer quotes for the 3.25% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information was not available, the fair value was determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2021 and 2020, the estimated fair value of the 3.25% Convertible Notes was approximately zero and $593.1 million, respectively.

As of December 31, 2020, the if-converted value of the 3.25% Convertible Notes exceeded the principal amount by $173.3 million.

The following table provides additional information related to the 3.25% Convertible Notes (in thousands):

	2021	2020
Additional paid-in capital	$—	$37,688

Principal amount of 3.25% Convertible Notes	$—	$402,414
Less: Unamortized discount of the liability component	—	(4,644)
Less: Carrying amount of debt issuance costs	—	(855)
Net carrying amount of 3.25% Convertible Notes	$—	$396,915

The following table provides the components of interest expense related to the 3.25% Convertible Notes (in thousands):

	2021	2020	2019
Cash interest expense (coupon interest expense)	$5,994	$13,080	$13,081
Non-cash amortization of discount on 3.25% Convertible Notes	4,645	9,717	9,171
Amortization of debt issuance costs	855	1,749	1,600
Total interest expense related to 3.25% Convertible Notes	$11,494	$24,546	$23,852

The Company has recorded changes in fair value associated with the contingent interest feature of the 3.25% Convertible Notes in interest expense for the years ended December 31, 2021, 2020, and 2019 of zero, zero, and $(0.8) million, respectively (see Note 7 - Fair Value Measurements).

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

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of December 31, 2021 and December 31, 2020, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on the Consolidated Balance Sheets.

Prior to the Separation, the conversion rate on the 1.75% Convertible Notes was 7.9864 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents a conversion price of approximately $125.21 per share of the Company’s common stock. The Separation constituted an event under the 1.75% Convertible Notes that required an adjustment and the conversion rate increased to 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

The Company may not redeem the 1.75% Convertible Notes prior to November 1, 2026, and no sinking fund is provided for the 1.75% Convertible Notes.

The 1.75% Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 1.75% Convertible Notes; (ii) equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its then-existing 3.25% Convertible Notes due 2029; (iii) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries, including the then-existing 6.0% Senior Notes due 2025.

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

The Company estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.5% for the 1.75% Convertible Notes and determined the debt discount to be $118.9 million. As a result, a conversion premium after tax of $88.1 million (net of $2.8 million of the deferred issuance costs) are recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the maturity date of November 1, 2026, which management believes is the expected life of the 1.75% Convertible Notes using an interest rate of 5.5%. As of December 31, 2021, the remaining period over which the unamortized debt discount will be amortized is 4.8 years.

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through the maturity date. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. As of December 31, 2021, the unamortized deferred issuance costs were $7.7 million.

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2021 and December 31, 2020, the estimated fair value of the 1.75% Convertible Notes was approximately $685.4 million and $569.7 million, respectively.

The following table provides additional information related to the 1.75% Convertible Notes (in thousands):

	2021	2020
Additional paid-in capital	$88,138	$88,138

Principal amount of 1.75% Convertible Notes	$550,000	$550,000
Less: Unamortized discount of the liability component	(87,334)	(102,631)
Less: Carrying amount of debt issuance costs	(7,717)	(8,889)
Net carrying amount of 1.75% Convertible Notes	$454,949	$438,480

The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	2021	2020
Cash interest expense (coupon interest expense)	$9,625	$9,653
Non-cash amortization of discount on 1.75% Convertible Notes	15,338	14,563
Amortization of debt issuance costs	1,173	1,098
Total interest expense related to 1.75% Convertible Notes	$26,136	$25,314

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

The Bridge Loan Facility bore interest at a rate per annum equal to (i) initially upon funding of the loan, either a base rate plus 2.00%, or a LIBOR rate plus 3.00%, (ii) from six months after the funding date of the Bridge Loan Facility until twelve months after the funding date of the Bridge Loan Facility, either a base rate plus 2.50%, or a LIBOR rate plus 3.50%, and (iii) from twelve months after the funding date of the Bridge Loan Facility until repayment of the Bridge Loan Facility, either a base rate plus 3.00% or a LIBOR rate plus 4.00%. The Bridge Loan Facility was to mature on the date that is 364 days after the funding date of the Bridge Loan Facility, with two automatic extensions, each for an additional three months, if SEC approval of the spin-off transaction was still outstanding. The Company was required to pay a funding fee of 0.50% of the aggregate principal amount of Bridge Loan Facility made on the funding date thereof, as well as a duration fee of 0.25% of the aggregate principal amount of outstanding Bridge Loans on the sixth month anniversary of the funding of the Bridge Loans, and a fee of 0.50% of the aggregate principal amount of outstanding Bridge Loans on each of the nine-month, twelve-month and fifteen-month anniversaries of the funding of the Bridge Loans. The Company incurred approximately $5.1 million in costs and interest associated with the Bridge Loan Facility recorded within ‘Interest expense’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statements of Operations for the year ended December 31, 2021

In connection with the spin-off of Consensus, the Company drew the full amount of the Bridge Loan Facility and used the proceeds of the Bridge Loan Facility to redeem the 3.25% Convertible Notes and a portion of the 4.625% Senior Notes. On October 7, 2021, Consensus issued $500.0 million of senior notes due 2028 to Ziff Davis, which Ziff Davis then exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for the extinguishment of the indebtedness outstanding under the Bridge Loan Facility. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A. The Company incurred a net loss on extinguishment of approximately $8.8 million recorded within ‘Loss on Extinguishment of Debt’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statements of Operations for the year ended December 31, 2021.

11.Leases

The Company leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2031. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.

During the year ended 2021, the Company recorded impairments of $12.7 million on its operating lease right of use assets primarily related to exiting certain lease space as the Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a permanent “remote” or “partial remote” work model. During the year ended 2020, the Company had also decided to exit and seek subleases for certain leased facilities in the Digital Media reportable segment primarily also due to work from home models. The Company recorded a non-cash impairment charge of $12.1 million related to operating lease right-of-use assets for the affected facilities and an impairment charge of $3.6 million for associated property and equipment. The impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate which represent Level 3 unobservable inputs. The impairments are presented in general and administrative expenses on the Consolidated Statements of Operations.

In certain agreements in which the Company leases office space where the Company is the tenant, it subleases the site to various other companies through a sublease agreement.

Finance leases are not material to the Company’s consolidated financial statements and are therefore not included in the disclosures.

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2021	2020

Operating lease cost	$31,396	$38,421
Short-term lease cost	2,754	1,031
Total lease cost	$34,150	$39,452

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$55,617	$80,133
Total operating lease right-of-use assets	$55,617	$80,133

Operating lease liability, current	$27,156	$29,634
Operating lease liabilities, noncurrent	53,708	73,628
Total operating lease liabilities	$80,864	$103,262

Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,798	$27,402
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,850	$31,148

Other supplemental operating lease information consists of the following:

	December 31, 2021	December 31, 2020
Operating leases:
Weighted average remaining lease term	3.9 years	4.0 years
Weighted average discount rate	3.48%	3.68%

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Operating Leases
Fiscal Year:
2022	$28,163
2023	21,261
2024	17,046
2025	8,563
2026	5,511
Thereafter	5,405
Total lease payments	$85,949
Less: Imputed interest	(5,085)
Present value of operating lease liabilities	$80,864

Sublease

Total sublease income for the years ended December 31, 2021, 2020 and 2019 was $2.0 million, $2.6 million, and $3.5 million, respectively. Total estimated aggregate sublease income to be received in the future is $7.0 million.

In 2020, the Company recorded $2.1 million associated with its sublease tenants in default as a result of the economic effects of COVID-19. The impairment is presented in general and administrative expenses on the Consolidated Statement of Operations.

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

12.Commitments and Contingencies

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

On September 24, 2020, International Union of Operating Engineers of Eastern Pennsylvania and Delaware filed an action lawsuit in the Delaware Court of Chancery (C.A. No. 2020-0819-VCL) asserting derivative claims for breach of fiduciary duty and related theories against directors of the Company and other third parties relating generally the investment by the Company in OCV Fund I, L.P. (the “Chancery Court Derivative Action”). On November 17, 2020, the court entered an order allowing Orlando Police Pension Fund to intervene as a plaintiff in the case. The parties have reached an agreement to settle the lawsuit, which requires court approval. On July 29, 2021, the parties filed a stipulation of settlement that provides the terms of the settlement and begins the settlement approval process with the Court. On January 20, 2022 the Court approved the settlement (See Note 23 - Subsequent Events). Among other terms of the settlement, no further capital calls will be made in connection with the Company’s investment in OCV Fund I, L.P.

On December 11, 2020, Danning Huang filed a lawsuit in the District of Delaware (20-cv-01687-LPS) asserting derivative claims against directors of the Company and other third parties. The lawsuit alleges violations of Section 14(a), Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as breach of fiduciary duty, unjust enrichment and abuse of control.

On March 24, 2021, Fritz Ringling filed a lawsuit in the District of Delaware (21-cv-00421-UNA) asserting substantially similar derivative claims, and on April 8, 2021, the district court consolidated the two actions under the caption In re J2 Global Stockholder Derivative Litigation. No.: 20-cv-01687-LPS. On January 21, 2022, a stipulation of partial dismissal was filed in the consolidated action following approval of the settlement of the Chancery Court Derivative Action described above, the Company and its directors and officers intend to defend against the remaining claims.

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

The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $24.0 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.

13.Income Taxes

The continuing operations provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$(8,435)	$15,112	$14,227
State	(248)	4,300	1,002
Foreign	15,931	18,631	6,045
Total current	7,248	38,043	21,274

Deferred:
Federal	(17,132)	(6,022)	(2,004)
State	(5,044)	(67)	(3,849)
Foreign	729	6,396	(1,661)
Total deferred	(21,447)	307	(7,514)
Total provision	$(14,199)	$38,350	$13,760

A reconciliation of the statutory federal income tax rate with the Company’s continuing operations effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net	(1.3)	1.8	0.8
Foreign rate differential	(0.3)	2.8	(0.7)
Foreign income inclusion	0.7	5.2	4.4
Foreign tax credit	(0.8)	(4.3)	(4.5)
Reserve for uncertain tax positions	(2.4)	11.5	9.3
Valuation allowance	(1.7)	9.9	0.2
Impact on deferred taxes of enacted tax law and rate changes	(0.5)	3.3	(1.3)
Tax credits and incentives	(1.5)	(7.2)	(9.2)
Mark-to market on investment in Consensus	(18.0)	—	—
Return to provision adjustments	0.5	2.4	0.2
Executive compensation	0.7	2.7	5.3
Other	(0.4)	(0.2)	(0.4)
Effective tax rates	(4.0)%	48.9%	25.1%

The effective tax rate for continuing operations the year ended December 31, 2021 differs from the federal statutory rate primarily due to a book-tax difference related to the $298.5 million of book income recognized related to the Company’s shares held in Consensus stock. The income is not subject to tax since the Company has the ability to dispose of the investment in a tax-free manner based on guidance and requirements set out by the Internal Revenue Service.

Additional reasons the effective tax rate differs from the federal statutory tax rate include the impact of a decrease in the net reserve for uncertain tax positions during 2021 and a reduction in the valuation allowance on deferred tax assets related to realized and unrealized capital losses. The decrease in the reserve for uncertain tax positions is primarily due to the lapse of the statute of limitations for U.S. tax reserves. The reduction in the valuation allowance is primarily due to an increase in unrealized capital gains on investments held by the Company which can provide a source of capital gain income in future years to realize the benefit of the capital losses.

The effective tax rate for continuing operations for 2020 differs from the federal statutory rate primarily due to the Company recording a net increase in the reserve for uncertain tax positions during 2020 and recording a valuation allowance for a capital loss recognized due to the sale of assets related to its Voice business unit in Australia and New Zealand and the impairment of certain U.S. investments.

The effective tax rate for 2019 differs from the federal statutory rate primarily due to a net increase in the reserve for uncertain tax positions related to prior years and the impacts of the jurisdictional mix of income and disallowance of certain losses and expenses.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities from continuing operations are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$28,393	$21,134
Tax credit carryforwards	2,801	9,022
Accrued expenses	12,548	17,393
Allowance for bad debt	2,116	3,757
Share-based compensation expense	3,545	5,923
Impairment of investments	—	6,714
Deferred revenue	4,331	912
State taxes	3,771	4,948
Other	9,426	11,071
	66,931	80,874
Less: valuation allowance	(1,812)	(8,262)
Total deferred tax assets	$65,119	$72,612

Deferred tax liabilities:
Basis difference in property and equipment	$(8,337)	$(17,126)
Basis difference in intangible assets	(117,244)	(129,301)
Unrealized gains on investments	(11,291)	—
Prepaid insurance	(3,121)	(2,703)
Convertible debt	(21,972)	(65,192)
Other	(6,219)	(3,403)
Total deferred tax liabilities	(168,184)	(217,725)
Net deferred tax liabilities	$(103,065)	$(145,113)

The Company had approximately $65.1 million and $72.6 million in deferred tax assets from continuing operations as of December 31, 2021 and 2020, respectively, related primarily to net operating loss carryforwards, basis difference in intangible assets including differences related to intra-entity transfers, tax credit carryforwards and accrued expenses treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

The Company had a valuation allowance on deferred tax assets from continuing operations of $1.8 million and $8.3 million as of December 31, 2021 and 2020, respectively. The valuation allowance decreased $6.5 million as a result of the release of valuation allowance related to the impairment and sales of investments that would result in a capital loss in the year of sale. The deduction for the capital losses would be limited to other capital gains recognized during the year. A $6.3 million valuation allowance was recorded in 2020 related to these items. During 2021, the Company recognized unrealized capital gains at its investments that provided a sufficient source of future income to be more likely than not to realize the deferred tax assets related to capital losses.

As of December 31, 2021, the Company had federal net operating loss carryforwards (“NOLs”) of $37.2 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. $36.7 million of NOLs for losses incurred prior to January 1, 2018 expire through the year 2037 and $0.5 million of the NOLs carry forward indefinitely depending on the year the loss was incurred.

As of December 31, 2021 and 2020, the Company has interest expense limitation carryovers of $23.3 million and $0, respectively, which last indefinitely. The Company also has federal capital loss limitation carryforwards as of December 31, 2021 and 2020 of $28.7 million and $0, respectively that begin to expire in 2031. In addition, as of December 31, 2021 and 2020, we had available state research and development tax credit carryforwards of $5.1 million and $9.1 million, respectively, which last indefinitely. The Company has no foreign tax credit carryforwards as of December 31, 2021 and 2020.

The Company has not provided for deferred taxes on approximately $322.8 million of undistributed earnings from foreign subsidiaries as of December 31, 2021. The Company has not provided for any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues in which to repatriate the earnings, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings if eventually remitted is not practicable.

Cash paid for income taxes net of refunds received for continuing operations and discontinued operations was $61.2 million, $45.0 million and $45.9 million for the year ended December 31, 2021, 2020 and 2019, respectively.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the Consolidated Balance Sheet. The Company’s prepaid tax payments were $0.8 million and $3.0 million at December 31, 2021 and 2020, respectively.

Income from continuing operations before income taxes included income from domestic operations of $279.7 million, $(2.0) million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and income from foreign operations of $71.7 million, $80.4 million and $53.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021, the total amount of unrecognized tax benefits for continuing operations was $39.5 million, of which $35.6 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2020, the total amount of unrecognized tax benefits for continuing operations was $46.0 million, of which $44.9 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2019, the total amount of unrecognized tax benefits for continuing operations was $43.7 million, of which $42.7 million, if recognized, would affect the Company’s effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2021, 2020 and 2019, is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$46,032	$43,687	$40,842
Increases related to tax positions during a prior year	3,448	3,953	5,285
Decreases related to tax positions taken during a prior year	(5,511)	(244)	—
Increases related to tax positions taken in the current year	4,675	4,264	3,991
Settlements	—	(5,628)	(5,831)
Decreases related to expiration of statute of limitations	(9,117)	—	(600)
Ending balance	$39,527	$46,032	$43,687

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2021, 2020 and 2019, the total amount of interest and penalties accrued was $5.7 million, $7.2 million, and $5.0 million, respectively, which is classified as a liability for uncertain tax positions on the Consolidated Balance Sheets. In connection with the liability for unrecognized tax benefits, the Company recognized interest and penalty expense (benefit) in 2021, 2020 and 2019 of $(1.5) million, $2.8 million, and $2.6 million, respectively.

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

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. On February 24, 2021, the Company received a Notice of Deficiency for tax years 2012 through 2014 which disallowed certain deductions for domestic production. The Company disagrees with the Notice and has filed a petition with the United States Tax Court on May 24, 2021. As of December 31, 2021, the audits are ongoing.

The Company is under audit by the California Franchise Tax Board (“FTB”) for its tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. As of December 31, 2021, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of December 31, 2021, the audits are ongoing.

We conduct business on a global basis and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal and in multiple state, local, and foreign tax jurisdictions. As noted previously, our U.S. federal income tax returns for years 2012 through 2016 are under various stages of audit by the IRS. We are also under audit for various U.S. state and local tax purposes as noted above for our significant jurisdictions. With limited exception, our significant foreign tax jurisdictions are no longer subject to an income tax audit by the various tax authorities for tax years prior to 2014.

It is reasonably possible that these audits may conclude in the next twelve months and that the uncertain tax positions the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. If the recorded uncertain tax positions are inadequate to cover the associated tax liabilities, the Company would be required to record additional tax expense in the relevant period, which could be material. If the recorded uncertain tax positions are adequate to cover the associated tax liabilities, the Company would be required to record any excess as reduction in tax expense in the relevant period, which could be material. However, it is not currently possible to estimate the amount, if any, of such change.

14.Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of the Company’s common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. Prior to 2018, there were 2,873,920 shares available under the 2012 Program.

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

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. The Company entered into a Rule 10b5-1 trading plan and during the years ended December 31, 2021 and December 31, 2020, the Company repurchased 445,711 and 2,490,599 shares, respectively, at an aggregate cost of $47.7 million and $177.8 million, respectively, (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired. During January 2022, the Company repurchased 554,289 shares at an aggregate cost of $58.7 million (including an immaterial amount of commission fees) under the 2020 Program (see Note 23 - Subsequent Events).

As a result of the Company’s share repurchase programs, the number of shares available for purchase as of December 31, 2021 is 7,063,690 shares of the Company’s common stock.

In connection with the Consensus spin-off, the Company called its 3.25% Convertible Notes for redemption and during the year ended December 31, 2021, the Company issued 3,050,850 shares of the Company’s common stock, respectively, in connection with that redemption (see Note 10 - Debt).

Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company purchased and retired 251,946, 111,451 and 71,077 shares, respectively, from plan participants for this purpose.

Dividends

No dividends were declared in during fiscal years 2021 and 2020.

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

15.Stock Based Compensation

The Company’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of the Company’s common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s common stock on the date of grant for non-statutory stock options. As of December 31, 2021, 5,439 shares underlying options and zero shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of December 31, 2021, 435,135 shares underlying options and 360,743 shares of restricted stock units were outstanding under the 2015 Plan.

In connection with the Consensus separation and pursuant to the anti-dilution provisions of the 2007 Plan and the 2015 Plan, the number of shares underlying each stock-based award outstanding as of the date of the Separation was multiplied by a factor of approximately 1.09 and the related exercise price for the stock options was divided by a factor of approximately 1.09, which was intended to preserve the intrinsic value of the awards prior to the Separation. Further, the price targets for the Company’s market-based restricted stock awards were reduced by $21.41. These adjustments to the Company’s equity compensation awards did not result in additional compensation expense. Stock based compensation awards that were held by Consensus employees were terminated and replaced with awards issued under the Consensus stock compensation plan (including under the Purchase Plan). Stock-based compensation expense through the Separation date for Consensus employees is included in results from discontinued operations.

Stock Options

At December 31, 2021, 2020 and 2019, options to purchase 168,614, 175,601 and 163,741 shares of common stock were exercisable under and outside of the 2015 Plan, at weighted average exercise prices of $67.62, $60.35, $45.94, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock option activity for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	707,777	$56.84
Granted	—	—
Exercised	(189,436)	32.39
Canceled	—	—
Options outstanding at December 31, 2019	518,341	$65.77
Granted	—	—
Exercised	(42,740)	23.11
Canceled	—	—
Options outstanding at December 31, 2020	475,601	$69.61
Granted	—	—
Exercised	(70,776)	41.63
Canceled	—	—
Adjustment due to Consensus Separation (1)	35,749	$68.25
Options outstanding at December 31, 2021	440,574	$68.45	5.93	$18,683,104
Exercisable at December 31, 2021	168,614	$67.62	5.81	$7,290,699
Vested and expected to vest at December 31, 2021	440,574	$68.45	5.93	$18,683,104
(1) As noted above, in connection with the Consensus separation and pursuant to the anti-dilution provisions of the 2007 Plan and the 2015 Plan, the number of shares underlying each stock option outstanding as of the date of the Separation was multiplied by a factor of approximately 1.09 and the related exercise price for the stock options was divided by a factor of approximately 1.09, which was intended to preserve the intrinsic value of the awards prior to the Separation.

The total intrinsic values of options exercised during the years ended December 31, 2021, 2020 and 2019 was $5.8 million, $3.0 million, and $10.4 million, respectively. The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $1.0 million, $1.0 million and $1.0 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2021, 2020 and 2019 was $2.9 million, $1.6 million and $5.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $1.9 million, $0.7 million and $2.4 million, respectively, for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2021:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2021	Weighted Average Exercise Price
$27.15	5,439	0.17 years	$27.15	5,439	$27.15
68.97	435,135	6.00 years	68.97	163,175	68.97
$27.15 - $68.97	440,574	5.93 years	$68.45	168,614	$67.62

At December 31, 2021, there were 1,709,569 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan.

As of December 31, 2021, there was $4.8 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan. That expense is expected to be recognized ratably over a weighted average period of 4.00 years (i.e., the remaining requisite service period).

Fair Value Disclosure

The Company uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of its employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.4%, 13.0% and 13.9% as of December 31, 2021, 2020 and 2019, respectively.

Restricted Stock and Restricted Stock Units

The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer. The Company granted 246,251, 129,786 and 117,566 shares of restricted stock and restricted units (excluding awards with market conditions below) during the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock and Restricted Stock Units with Market Conditions

The Company has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the years ended December 31, 2021, 2020, and 2019 the Company awarded 73,094, 82,112, and 74,051 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the years ended December 31, 2021, 2020 and 2019 were $94.40, $70.99 and $69.99, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	December 31, 2021	December 31, 2020	December 31, 2019
Underlying stock price at valuation date	$113.27	$91.17	$84.58
Expected volatility	30.3%	27.0%	28.3%
Risk-free interest rate	1.3%	0.7%	2.5%

 Restricted stock award activity for the years ended December 31, 2021, 2020 and 2019 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,207,011	$64.82
Granted	187,773	79.00
Vested	(172,884)	73.65
Canceled	(116,841)	72.58
Nonvested at December 31, 2019	1,105,059	$64.76
Granted	1,268	98.63
Vested	(264,172)	70.25
Canceled	(21,589)	79.34
Nonvested at December 31, 2020	820,566	$62.66
Granted	—	—
Vested	(435,529)	60.52
Canceled	(33,194)	83.23
Adjustment due to Consensus Separation (1)	32,120	74.62
Nonvested at December 31, 2021	383,963	$41.45

(1) As noted above, in connection with the Consensus separation and pursuant to the anti-dilution provisions of the 2007 Plan and the 2015 Plan, the number of shares underlying each restricted stock award outstanding as of the date of the Separation was multiplied by a factor of approximately 1.09 and the market condition stock price target for marked-based restricted stock awards was also adjusted.

Restricted stock unit activity for the years ended December 31, 2021, 2020 and 2019 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	41,231
Granted	3,844
Vested	(12,343)
Canceled	(11,858)
Outstanding at December 31, 2019	20,874
Granted	210,630
Vested	(9,029)
Canceled	(12,691)
Outstanding at December 31, 2020	209,784
Granted	319,345
Vested	(124,761)
Canceled	(60,201)
Adjustment due to Consensus Separation (1)	16,576
Outstanding at December 31, 2021	360,743	2.71	$39,991,969
Vested and expected to vest at December 31, 2021	360,743	2.71	$39,991,969
(1) As noted above, in connection with the Consensus separation and pursuant to the anti-dilution provisions of the 2007 Plan and the 2015 Plan, the number of shares underlying each restricted stock unit outstanding as of the date of the Separation was multiplied by a factor of approximately 1.09 and the market condition stock price target for marked-based restricted stock units was also adjusted.

As of December 31, 2021, the Company had unrecognized share-based compensation cost of $44.3 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.51 for awards and 3.9 for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $68.1 million, $18.6 million and $12.7 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $9.5 million, $2.1 million and $2.4 million, respectively, for the years ended December 31, 2021, 2020 and 2019. Share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest, which amounted to approximately zero, zero and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company’s common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of the Company’s common stock purchased under the Purchase Plan for the offering periods is equal to 85% of the lesser of the fair market value of a share of the common stock on the beginning or the end of the offering period.

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

The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.15%, 11.15% and 5.80% as of December 31, 2021, 2020, and 2019, respectively. The increase in forfeiture rate comes as a result of the Purchase Plan being offered to all employees regardless of employment location.

During 2021, 2020 and 2019, 109,248, 118,629 and 66,413 shares, respectively were purchased under the Purchase Plan at price ranging from $72.92 to $97.84 per share during 2021. Cash received upon the issuance of the Company’s common stock under the Purchase Plan was $9.2 million, $7.4 million and $4.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.  As of December 31, 2021, 1,295,691 shares were available under the Purchase Plan for future issuance.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	December 31, 2021	December 31, 2020	December 31, 2019
Risk-free interest rate	0.05%	0.73%	2.31%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	0.00%	0.00%	1.02%
Expected volatility	35.00%	25.33%	24.63%
Weighted average volatility	35.00%	25.33%	24.63%

16.    Defined Contribution 401(k) Savings Plan

The Company has several 401(k) Savings Plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2021, 2020 and 2019, the Company made contributions of $4.8 million, $3.3 million, and $3.5 million, respectively, to these 401(k) Savings Plans.

17.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020	2019
Numerator for basic and diluted net income per common share:
Net income from continuing operations	$401,395	$28,660	$40,893
Net income available to participating securities (1)	(326)	(120)	(379)
Net income available to the Company’s common shareholders from continuing operations	$401,069	$28,540	$40,514
Denominator:
Weighted-average outstanding shares of common stock	45,893,928	46,308,825	47,647,397
Dilutive effect of:
Equity incentive plans	311,585	7,537	78,076
Convertible debt (2)	1,657,232	799,247	1,300,211
Common stock and common stock equivalents	47,862,745	47,115,609	49,025,684
Net income per share from continuing operations:
Basic	$8.74	$0.62	$0.85
Diluted	$8.38	$0.61	$0.83

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(2)Represents the incremental shares issuable upon conversion of the 3.25% Convertible Notes due June 15, 2029 (subsequently redeemed in full) and 1.75% Convertible Notes due November 1, 2026 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 10 - Debt).

For the years ended December 31, 2021, 2020 and 2019, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

18.Segment Information

The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). The CODM views the Company as two businesses: Cybersecurity and Martech and Digital Media. In connection with the spin-off of the cloud fax business, the Company revised its reportable segments to reflect how the CODM views the business for making operating and investment decisions and for assessing performance. Prior to the spin-off, the Company had three reportable segments: (i) Fax and Martech; (ii) Voice, Backup, Security, and Consumer Privacy and Protection; and (iii) Digital Media. Following the spin-off, the Company has two reportable segments: (i) Digital Media and (ii) Cybersecurity and Martech.
The Company’s Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. The Company’s Cybersecurity and Martech business is driven primarily by subscription revenues with relatively stable and predictable margins from quarter to quarter.
The accounting policies of the businesses are the same as those described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

Information on reportable segments and reconciliation to consolidated income from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenue by reportable segment:
Digital Media	$1,069,300	$811,360	$710,511
Cybersecurity and Martech	348,611	347,697	340,245
Elimination of inter-segment revenues	(1,189)	(229)	(300)
Total segment revenues	1,416,722	1,158,828	1,050,456
Corporate(1)	—	1	8
Total revenues	1,416,722	1,158,829	1,050,464

Gross profit by reportable segment:
Digital Media	974,546	733,887	617,458
Cybersecurity and Martech	255,042	246,815	245,966
Elimination of inter-segment gross profit	(824)	(229)	(300)
Total segment gross profit	1,228,764	980,473	863,124
Corporate(1)	(95)	(47)	8
Total gross profit	1,228,669	980,426	863,132

Direct costs by reportable segment (2):
Digital Media	757,053	594,807	540,193
Cybersecurity and Martech	225,740	193,883	187,283
Elimination of inter-segment direct costs	(824)	(229)	(300)
Total segment direct costs	981,969	788,461	727,176
Corporate(1)	79,360	53,625	47,733
Total direct costs	1,061,329	842,086	774,909

Operating income by reportable segment:
Digital Media operating income	217,493	139,080	77,265
Cybersecurity and Martech operating income	29,302	52,932	58,683
Total segment operating income	246,795	192,012	135,948
Corporate(2)	(79,455)	(53,672)	(47,725)
Total income from continuing operations	$167,340	$138,340	$88,223

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

(3) Beginning in the third quarter of 2020, certain expenses associated with Corporate that were previously allocated to the Digital Media business and Cybersecurity and Martech business for shared costs incurred by Corporate were no longer allocated. Table above has been recast to remove the impact of certain expenses associated with Corporate that were previously allocated to the Digital Media and Cybersecurity and Martech businesses.

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions other than as presented for Digital Media and Cybersecurity and Martech. Accordingly, the following segment information is presented for Digital Media and Cybersecurity and Martech.

		2021	2020
Assets:
Digital Media		$2,043,204	$2,088,397
Cybersecurity and Martech		1,088,741	905,847
Total assets from reportable segments		3,131,945	2,994,244
Corporate		638,335	103,536
Assets of discontinued operations		—	567,551
Total assets		$3,770,280	$3,665,331

	2021	2020	2019
Capital expenditures:
Digital Media	$80,877	$59,693	$48,736
Cybersecurity and Martech	32,863	32,859	21,826
Total from reportable segments	113,740	92,552	70,562
Corporate	—	—	26
Total capital expenditures	$113,740	$92,552	$70,588

Depreciation and amortization:
Digital Media	$193,661	$145,321	$148,575
Cybersecurity and Martech	64,354	79,758	80,970
Total from reportable segments	258,015	225,079	229,545
Corporate	288	3,658	2,487
Total depreciation and amortization	$258,303	$228,737	$232,032

The Company maintains operations in the U.S., Canada, Ireland, the United Kingdom, India and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Years ended December 31,
	2021	2020	2019
Revenues:
United States	$1,187,207	$958,833	$843,136
Canada	33,227	29,770	30,327
Ireland	37,906	32,403	48,729
All other countries	158,382	137,823	128,272
All foreign countries	229,515	199,996	207,328
Total	$1,416,722	$1,158,829	$1,050,464

	December 31, 2021	December 31, 2020
Long-lived assets:
United States	$726,128	$865,779
All other countries	63,423	42,738
Total	$789,551	$908,517

19.    Supplemental Cash Flows Information

Cash paid for interest on outstanding debt during the years ended December 31, 2021, 2020 and 2019 was $54.5 million, $106.0 million, and $55.4 million, respectively, which is the primary contributor for total cash paid for interest.

Cash paid for income taxes net of refunds received was $61.2 million, $45.0 million, and $45.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $11.3 million, $2.9 million, and $4.8 million, respectively.

During the year ended December 31, 2021, in a non-cash transaction, the Company exchanged the senior notes due 2028 provided by Consensus with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for the extinguishment of the indebtedness outstanding of $485.0 million under the Bridge Loan Facility (see Note 10 - Debt).

During the year ended December 31, 2021, the Company issued 3,050,850 shares of the Company’s common stock under the redemption of the 3.25% Convertible Notes at a price of approximately $390.5 million, net of tax (See Note 14 - Stockholder’s Equity),

In the first quarter of 2020, in a non-cash transaction of $18.3 million, the Company exchanged shares of redeemable preferred stock that were previously classified as available-for-sale corporate debt securities for a new series of preferred stock, classified as equity securities without a readily determinable fair value (see Note 5 - Investments).

20.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2019	$(1,418)	$(44,561)	$(45,979)
Other comprehensive income (loss) before reclassifications	1,143	(1,626)	(483)
Net current period other comprehensive income (loss)	1,143	(1,626)	(483)
Balance as of December 31, 2019	$(275)	$(46,187)	$(46,462)
Other comprehensive income (loss) before reclassifications	558	(8,902)	(8,344)
Net current period other comprehensive income (loss)	558	(8,902)	(8,344)
Balance as of December 31, 2020	$283	$(55,089)	$(54,806)
Other comprehensive loss before reclassifications	(114)	(21,268)	(21,382)
Consensus separation	—	18,966	18,966
Net current period other comprehensive loss	(114)	(2,302)	(2,416)
Balance as of December 31, 2021	$169	$(57,391)	$(57,222)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2021, 2020, and 2019.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statements of Operations
	For the years ending December 31,
	2021	2020	2019
Unrealized loss on available-for-sale investments	$(151)	$698	$—	Loss on investments, net
	(151)	698	—	Income before income taxes
	—	—	—	Income tax expense
Total reclassifications for the period	$(151)	$698	$—	Net income

21.Related Party Transactions

Consensus

In preparation for and in executing the Separation, the Company incurred approximately $23.3 million (excluding costs associated with the debt exchange noted below) of transaction-related costs, before reimbursement by Consensus. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax and legal functions. During the year ended December 31, 2021, Ziff Davis received or expects to receive approximately $11.7 million (excluding the reimbursement of a portion of the debt exchange noted below) from Consensus resulting in net transaction costs of $11.6 million. These net transaction-related costs were recorded in ‘General and administrative expenses’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statement of Operations. Consensus also reimbursed Ziff Davis for certain costs associated with the debt exchange in connection with the Separation totaling $7.5 million, which was recorded as an offset to the loss on extinguishment of debt on the Consolidated Statement of Operations. In addition, Consensus paid the Company approximately $8.5 million subsequent to the Separation due to excess cash held at the Separation date net of other related items pursuant to the Separation and Distribution Agreement.

In connection with the Separation, Ziff Davis and Consensus entered into several agreements with Consensus that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement (the “Agreements”). The transition services agreement governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services and is expected to terminate no later than twelve months following the Separation. During the year ended December 31, 2021, the Company recorded an offset to expense of approximately $2.1 million from Consensus related to the transition services agreement within ‘General and administrative expenses’ within the Consolidated Statements of Operations. Further, the Company assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis will remain the lessee under this lease and its obligations remain through October 7, 2022, after which time Consensus will take over the lease in full. During the year ended December 31, 2021, the Company recorded an offset to lease expense of approximately $0.5 million related to this lease, however, Consensus paid the landlord directly and not Ziff Davis. Amounts due from Consensus as of December 31, 2021 was $9.3 million, comprised of $2.1 million related to services provided under the transition services agreement and $7.2 million related to reimbursement of certain transaction related costs and other reimbursements, and is included in within ‘Accounts receivable’ within the Consolidated Balance Sheet.

OCV

On September 25, 2017, the Board of the Company authorized the Company’s entry into a commitment to invest $200 million in the Fund over several years at a fairly ratable rate. The manager, OCV, and general partner of the Fund are entities with respect to which Richard S. Ressler, Chairman of the Board of Directors of the Company, is indirectly the majority equity holder. As a limited partner in the Fund, prior to the settlement of certain litigation generally related to the Company’s investment in the Fund in January 2022, the Company paid an annual management fee to the manager equal to 2.0% (reduced by 10% each year beginning with the sixth year) of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner will be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. In connection with the settlement of the litigation, among other terms, no further capital calls will be made in connection with the Company’s investment in the Fund, nor will any management fees be paid by the Company to the manager.

22.    Quarterly Results (unaudited)

The following tables contain selected unaudited Statements of Operations information for each quarter of 2021 and 2020 (in thousands, except share and per share data). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$408,628	$355,145	$341,293	$311,656
Gross profit	362,910	305,447	292,508	267,804
Net income (loss) from continuing operations	383,612	2,050	(23,046)	38,779
(Loss) income from discontinued operations, net of income taxes	(23,106)	40,520	38,762	39,143
Net income	$360,506	$42,570	$15,716	$77,922

Net income (loss) per common share from continuing operations:
Basic	$8.02	$0.04	$(0.52)	$0.87
Diluted	$7.90	$0.04	$(0.52)	$0.83

Net (loss) income per common share from discontinued operations:
Basic	$(0.48)	$0.87	$0.87	$0.88
Diluted	$(0.48)	$0.83	$0.81	$0.84

Net income per common share:
Basic	$7.54	$0.91	$0.35	$1.75
Diluted	$7.43	$0.88	$0.33	$1.67

Weighted average shares outstanding:
Basic	47,778,545	46,738,073	44,613,533	44,399,149
Diluted	48,514,588	48,582,585	47,528,902	46,731,872

	Year Ended December 31, 2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$384,055	$273,012	$250,356	$251,406
Gross profit	337,896	230,726	207,201	204,603
Net income from continuing operations	41,962	14,127	1,665	(29,094)
Earnings from discontinued operations, net of income taxes	16,126	46,756	36,436	22,690
Net income (loss)	$58,088	$60,883	$38,101	$(6,404)

Net income (loss) per common share from continuing operations:
Basic	$0.94	$0.30	$0.04	$(0.61)

Diluted	$0.92	$0.30	$0.04	$(0.61)

Net income per common share from discontinued operations:
Basic	$0.36	$1.01	$0.77	$0.47
Diluted	$0.35	$1.01	$0.76	$0.46

Net income (loss) per common share:
Basic	$1.30	$1.31	$0.81	$(0.13)
Diluted	$1.27	$1.31	$0.80	$(0.13)

Weighted average shares outstanding:
Basic	44,504,222	46,279,515	46,850,944	47,620,774
Diluted	45,642,292	46,309,072	47,437,555	47,620,774

23.     Subsequent Events

The Company completed a purchase of Lifecycle Marketing, acquired January 21, 2022, a UK-based portfolio of pregnancy and parenting brands, including Emma’s Diary and Health Professional Academy. The initial accounting for this acquisition is incomplete due to the timing of available information and purchase accounting information is still being compiled and is not available for disclosure.

During January 2022, the Company repurchased an additional $54.6 million in aggregate principal amount of the 4.625% Senior Notes.

During January 2022, the Company repurchased 554,289 shares at an aggregate cost of $58.7 million (including an immaterial amount of commission fees) under the 2020 Program.

During January 2022, the Court in the Chancery Court Derivative Action approved a settlement of the litigation. Among other terms of the settlement, no further capital calls will be made in connection with the Company’s investment in OCV Fund I, L.P.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

    None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Ziff Davis’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act) for Ziff Davis. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because of the timing of these acquisitions, under Section 404 of the Sarbanes-Oxley Act, management was not required to and therefore did not assess the effectiveness of internal control over financial reporting of all of the 2021 acquisitions (see Note 4 - Business Acquisitions in the accompanying consolidated financial statements). These acquisitions combined constituted 5.3% of total assets as of December 31, 2021 and 2.8% of revenues for the year then ended.

During the year ended December 31, 2021, we determined that we did not design and maintain effective controls over the accounting for certain elements related to the Consensus Cloud Solutions, Inc. (“Consensus”) Spin-off resulting in a material weakness. The control activities were not designed to allow the Company to timely identify and account for (i) a debt exchange with a third-party lender that resulted in a loss on extinguishment of existing debt, (ii) the unrealized gain on the Company’s remaining 19.9% investment in Consensus, and (iii) the completeness and accuracy of certain amounts classified in discontinued operations in the consolidated financial statements. Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it is reasonably possible that it could have led to a material misstatement of account balances or disclosures. Accordingly, management has concluded that this control weakness constitute material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed significant procedures for the year ended December 31, 2021. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

Our internal controls over financial reporting as of December 31, 2021 have been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Remediation Plan for the Material Weakness

To remediate the material weakness, our management is enhancing and revising the design of existing controls and procedures over our accounting for significant unusual transactions. These controls relate to the research, analysis and documentation supporting our management’s evaluations, judgments, and conclusions that were required in order to account for significant unusual transactions. We plan to enhance our approach to and the execution of the research, analysis, and documentation related to these matters. Our existing process of consulting third party experts will also be enhanced and will continue to include outreach to and coordination with experts with the relevant knowledge and experience to assist our management with the evaluation of our accounting for significant unusual transactions.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed no later than December 31, 2022.

Changes in Internal Control Over Financial Reporting

Other than in respect of the remediation activities undertaken in connection with the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the fourth quarter of our fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ziff Davis, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Ziff Davis, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the financial statements”) and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the Consensus Cloud Solutions, Inc. spin-off has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 14, 2022 on those financial statements.

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 2021 acquisitions, which are included in the consolidated balance sheets of the Company as of December 31, 2021, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These acquisitions combined constituted 5.3% of total assets as of December 31, 2021, and 2.8% of revenues from continuing operations for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2021 acquisitions because of the timing of these acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2021 acquisitions.

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

/s/ BDO USA, LLP

Los Angeles, California
March 14, 2022

Item 9B. Other Information

On October 7, 2021, the Separation was completed and the Company transferred J2 Cloud Services, LLC to Consensus who in turn transferred non-fax assets and liabilities back to the Company such that Consensus was left with the cloud fax business. The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of J2 Global, Inc. common stock as of the close of business on October 1, 2021, the record date for the distribution. The Company’s stockholders of record received one share of Consensus common stock for every three shares of J2 Global’s common stock. The Separation was effectuated pursuant to a Separation and Distribution Agreement, dated October 7, 2021 (the “Separation and Distribution Agreement”), as Exhibit 2.1 of this report. Attached to this report as Exhibit 99.1 are the unaudited pro forma statement of operations of the Company for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020, December 31, 2019, and December 31, 2018, and the unaudited pro forma consolidated balance sheet as of September 30, 2021.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

                        PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2022 Proxy Statement”) for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2022 Proxy Statement.

                        PART IV

Item 15.     Exhibits and Financial Statement Schedules

    (a) 1. Financial Statements.

The following financial statements are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Los Angeles, California; PCAOB ID #243)
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

Exhibit No.	Exhibit Title
2.1	Separation and Distribution Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (26)
3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (8)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (17)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 7, 2021 (26)
3.4	Fifth Amended and Restated By-Laws (27)
4.1	Specimen of Common Stock Certificate (6)
4.2.1	Indenture, dated as of June 10, 2014 (9)
4.2.2	First Supplemental Indenture, dated as of June 17, 2014 (10)
4.3	Indenture, dated as of June 27, 2017 (13)
4.4	Indenture, dated as of November 15, 2019 (18)
4.5	Description of Registered Securities (21)
4.6	Indenture, dated as of October 7, 2020 (7)
4.7	Form of Waiver Regarding Restricted Stock Agreements (22)
10.1	J2 Global, Inc. 2007 Stock Option Plan (5)
10.2	J2 Global, Inc. 2015 Stock Option Plan (11)
10.3	Form of Restricted Stock Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (23)
10.3.1	Form of Performance Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (23)
10.4	Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (4)
10.4.1	Amendment to Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (14)
10.5	Letter Agreement, dated as of April 1, 2001, between J2 Global, Inc. and Orchard Capital Corporation (2)
10.5.1	Amendment to Letter Agreement, dated as of December 31, 2001, between J2 Global, Inc. and Orchard Capital Corporation (3)
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

10.7	Second Amended and Restated Limited Partnership Agreement, dated as of January 19, 2018, by and among OCV I GP, LLC and J2 Global, Inc. (15)
10.8	Credit Agreement, dated as of January 7, 2019, among J2 Cloud Services, LLC, MUFG Union Bank, N.A., as Administrative Agent, and MUFG Union Bank, N.A., as Sole Lead Arranger (16)
10.8.1	First Amendment to Credit Agreement, dated July 1, 2019 (19)
10.8.2	Second Amendment to Credit Agreement, dated August 16, 2019 (20)
10.9	Credit Agreement, dated as of April 7, 2021, among J2 Global, Inc., the Lenders from time to time party thereto and MUFG Union Bank, N.A., as Administrative Agent and Collateral Agent (24)
10.9.1
First Amendment to Credit Agreement, dated as of June 2, 2021, by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG (4) Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders.(24)

10.9.2
Second, Third and Fourth Amendments to Credit Agreement by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders. (25)

10.10	Transition Services Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (26)
10.11	Tax Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (26)
10.12	Employee Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (26)
10.13	Intellectual Property License Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (26)
10.14	Stockholder and Registration Rights Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (26)
10.15	Stipulation of Settlement and Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement
10.16	Order Approving Stipulated Settlement
21.1	List of subsidiaries of J2 Global, Inc.
23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1
Unaudited pro forma consolidated statements of operations for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020, December 31, 2019, and December 31, 2018, and the unaudited pro forma consolidated balance sheet as of September 30, 2021

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

____________________
(1)    Incorporated by reference to Ziff Davis’ Registration Statement on Form S-1 filed with the Commission on April 16, 1999,
Registration No. 333-76477.
(2)    Incorporated by reference to Ziff Davis’ Annual Report on Form 10-K/A filed with the Commission on April 30, 2001.
(3)    Incorporated by reference to Ziff Davis’ Annual Report on Form 10-K filed with the Commission on April 1, 2002.
(4)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on May 3, 2006.
(5)    Incorporated by reference to Exhibit A to Ziff Davis’ Definitive Proxy Statement on Schedule 14A filed with the Commission on September 18, 2007.
(6)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on December 7, 2011.
(7)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on October 7, 2020.
(8)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on June 10, 2014.
(9)    Incorporated by reference to Ziff Davis’ Registration Statement on Form S-3ASR filed with the Commission on June 10, 2014, Registration No. 333-196640.
(10)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on June 17, 2014.
(11)    Incorporated by reference to Annex A to Ziff Davis’ Definitive Proxy Statement on Schedule 14A filed with the Commission on March 26, 2015.
(12)     Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on May 11, 2020.
(13) Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on June 27, 2017.
(14) Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on February 8, 2018.
(15) Incorporated by reference to Ziff Davis’ Current Report on Form 10-K filed with the Commission on March 1, 2018.
(16) Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on January 9, 2019.
(17) Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 1, 2019.
(18) Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 15, 2019.
(19) Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on July 1, 2019.
(20) Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on August 16, 2019.
(21) Incorporated by reference to Ziff Davis’ Annual Report on Form 10-K filed with the Commission on March 2, 2020.
(22) Incorporated by reference to Ziff Davis’ Current Report on Form 10-Q filed with the Commission on August 10, 2020.
(23) Incorporated by reference to Ziff Davis’ Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021.
(24) Incorporated by reference to Ziff Davis’ Quarterly Report on Form 10-Q filed with the Commission on August 9, 2021.
(25) Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on September 22, 2021.
(26) Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on October 8, 2021.
(27) Incorporated by reference to Ziff Davis’ Quarterly Report on Form 10-Q filed with the Commission on November 9, 2021.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2022.

Ziff Davis, Inc.

By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 14, 2022.

Signature	Title

/s/ VIVEK SHAH	Chief Executive Officer and a Director
Vivek Shah	(Principal Executive Officer)

/s/ BRET RICHTER	Chief Financial Officer
Bret Richter	(Principal Financial Officer)

/s/ STEVE P. DUNN	Chief Accounting Officer
Steve P. Dunn

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ SARAH FAY	Director
Sarah Fay

/s/ TRACE HARRIS	Director
Trace Harris

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

/s/ JONATHAN F. MILLER	Director
Jonathan F. Miller

/s/ SCOTT C. TAYLOR	Director
Scott C. Taylor

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2021:
Allowance for doubtful accounts	$11,552	$3,107	$(4,848)	$9,811
Deferred tax asset valuation allowance	$8,262	$178	$(6,628)	$1,812
Year Ended December 31, 2020:
Allowance for doubtful accounts	$8,480	$5,315	$(2,243)	$11,552
Deferred tax asset valuation allowance	$563	$9,456	$(1,757)	$8,262
Year Ended December 31, 2019:
Allowance for doubtful accounts	$6,369	$5,884	$(3,773)	$8,480
Deferred tax asset valuation allowance	$—	$595	$(32)	$563
______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.