Form 10-Q
period 2022-03-31
ZIFF DAVIS, INC.
filed 2022-05-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-25965
ZIFF DAVIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1053457
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
114 5th Avenue New York, New York 10011 (212) 503-3500
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

There were 47,296,385 shares outstanding of the Registrant’s common stock as of May 6, 2022.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2022

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$629,030	$694,842
Short-term investments	238,151	229,200
Accounts receivable, net of allowances of $8,262 and $9,811, respectively (includes $14,550 and $9,272 due from related party, respectively)	263,659	316,342
Prepaid expenses and other current assets	62,089	60,290
Total current assets	1,192,929	1,300,674
Long-term investments	121,552	122,593
Property and equipment, net	160,399	161,209
Operating lease right-of-use assets	53,585	55,617
Trade names, net	144,084	147,761
Customer relationships, net	260,577	275,451
Goodwill	1,557,078	1,531,455
Other purchased intangibles, net	139,985	149,513
Deferred income taxes, noncurrent	6,143	5,917
Other assets	26,839	20,090
TOTAL ASSETS	$3,663,171	$3,770,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$213,001	$226,621
Income taxes payable, current	2,025	3,151
Deferred revenue, current	190,418	185,571
Operating lease liabilities, current	26,459	27,156
Current portion of long-term debt	—	54,609
Other current liabilities	288	130
Total current liabilities	432,191	497,238
Long-term debt	1,122,945	1,036,018
Deferred revenue, noncurrent	13,655	14,839
Operating lease liabilities, noncurrent	49,719	53,708
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	42,949	42,546
Deferred income taxes, noncurrent	91,211	108,982
Other long-term liabilities	33,332	37,542
TOTAL LIABILITIES	1,797,677	1,802,548
Commitments and contingencies (Note 9)	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 46,952,300 and 47,440,137 shares at March 31, 2022 and December 31, 2021, respectively.	470	474
Additional paid-in capital	415,653	509,122
Retained earnings	1,508,802	1,515,358
Accumulated other comprehensive loss	(59,431)	(57,222)
TOTAL STOCKHOLDERS’ EQUITY	1,865,494	1,967,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,663,171	$3,770,280

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2022	2021
Total revenues	$315,068	$311,657

Cost of revenues (1)	46,100	43,852
Gross profit	268,968	267,805
Operating expenses:
Sales and marketing (1)	117,762	107,951
Research, development and engineering (1)	18,427	19,675
General and administrative (1)	102,217	113,298
Total operating expenses	238,406	240,924
Income from operations	30,562	26,881
Interest expense, net	(11,510)	(21,477)
Gain on sale of businesses	—	1,979
Unrealized gain on short-term investments	8,951	—
Other income, net	2,399	243
Income from continuing operations before income taxes and (loss) income from equity method investment, net	30,402	7,626
Income tax expense (benefit)	5,080	(6,884)
(Loss) income from equity method investment, net	(785)	24,270
Net income from continuing operations	24,537	38,780
Income from discontinued operations, net of income taxes	—	39,142
Net income	$24,537	$77,922

Net income per common share from continuing operations:
Basic	$0.52	$0.87
Diluted	$0.51	$0.83
Net income per common share from discontinued operations:
Basic		$0.88
Diluted		$0.84
Net income per common share:
Basic	$0.52	$1.75
Diluted	$0.51	$1.67
Weighted average shares outstanding:
Basic	47,054,411	44,399,149
Diluted	52,405,317	46,731,872

(1) Includes share-based compensation expense as follows:
Cost of revenues	$84	$83
Sales and marketing	569	266
Research, development and engineering	629	418
General and administrative	5,435	4,963
Total	$6,717	$5,730
 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$24,537	$77,922
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(6,265)	(8,424)
Consensus separation adjustment	4,056	—
Other comprehensive loss, net of tax	(2,209)	(8,424)
Comprehensive income	$22,328	$69,498

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2022	2021
Net income	$24,537	$77,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,071	65,492
Amortization of financing costs and discounts	613	7,296
Non-cash operating lease costs	2,392	3,320
Share-based compensation	6,717	6,113
Provision for credit losses on accounts receivable	(1,032)	2,485
Deferred income taxes, net	(3,745)	(5,380)
Loss on extinguishment of debt	1,220	—
Gain on sale of businesses	—	(1,979)
Lease asset impairments and other charges	—	1,086
Changes in fair value of contingent consideration	112	510
Foreign currency remeasurement gain	143	655
Loss (income) from equity method investments	785	(24,270)
Unrealized gain on short-term investments	(8,951)	—
Decrease (increase) in:
Accounts receivable (includes $5,278 and $0 with related parties)	57,483	68,564
Prepaid expenses and other current assets	10,638	(2,481)
Operating lease right-of-use assets	1,938	1,438
Other assets	(7,541)	1,193
Increase (decrease) in:
Accounts payable and accrued expenses	(25,694)	(22,078)
Income taxes payable	3,193	2,471
Deferred revenue	3,061	7,867
Operating lease liabilities	(6,924)	(7,389)
Liability for uncertain tax positions	403	1,304
Other long-term liabilities	(1,908)	(5,415)
Net cash provided by operating activities	116,511	178,724
Cash flows from investing activities:
Purchases of equity method investment	—	(8,064)
Purchases of equity investments	—	(999)
Purchases of property and equipment	(30,502)	(26,269)
Proceeds from sale of assets	—	5,999
Acquisition of businesses, net of cash received	(28,136)	385
Purchases of intangible assets	—	(8)
Net cash used in investing activities	(58,638)	(28,956)
Cash flows from financing activities:
Payment of debt	(54,609)	—
Debt extinguishment costs	(756)	—
Repurchase of common stock	(62,810)	(12,179)
Exercise of stock options	148	444
Deferred payments for acquisitions	(2,676)	(7,853)
Other	(5)	(551)
Net cash used in financing activities	(120,708)	(20,139)
Effect of exchange rate changes on cash and cash equivalents	(2,977)	(310)
Net change in cash and cash equivalents	(65,812)	129,319

Cash and cash equivalents at beginning of period	694,842	242,652
Cash and cash equivalents at beginning of period associated with discontinued operations	—	66,210
Cash and cash equivalents at beginning of period associated with continuing operations	694,842	176,442
Cash and cash equivalents at end of period	629,030	371,971
Cash and cash equivalents at end of period associated with discontinued operations	—	149,675
Cash and cash equivalents at end of period associated with continuing operations	$629,030	$222,296

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended March 31, 2021
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2021	44,346,630	$443	$456,274	$809,107	$(54,806)	$1,211,018
Net income	—	—	—	77,922	—	77,922
Other comprehensive loss, net of tax expense of $141	—	—	—	—	(8,424)	(8,424)
Exercise of stock options	15,117	—	444	—	—	444
Vested restricted stock	235,939	2	(2)	—	—	—
Repurchase and retirement of common stock	(108,287)	—	(7,221)	(4,958)	—	(12,179)
Share based compensation	—	—	6,113	—	—	6,113
Other, net	—	—	17	—	—	17
Balance, March 31, 2021	44,489,399	$445	$455,625	$882,071	$(63,230)	$1,274,911

	Three months ended March 31, 2022
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2022	47,440,137	$474	$509,122	$1,515,358	$(57,222)	$1,967,732
Reclassification of the equity component of 1.75% Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(88,137)	23,436	—	(64,701)
Net income	—	—	—	24,537	—	24,537
Other comprehensive loss, net of tax expense of $0	—	—	—	—	(6,265)	(6,265)
Exercise of stock options	5,439	—	148	—	—	148
Vested restricted stock	101,385	1	(1)	—	—	—
Repurchase and retirement of common stock	(594,661)	(5)	(12,180)	(50,625)	—	(62,810)
Share based compensation	—	—	6,717	—	—	6,717
Consensus separation adjustment	—	—	—	(3,915)	4,056	141
Other, net	—	—	(16)	11	—	(5)
Balance, March 31, 2022	46,952,300	$470	$415,653	$1,508,802	$(59,431)	$1,865,494

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Basis of Presentation and Overview

The accompanying Condensed Consolidated Financial Statements of Ziff Davis, Inc. and its subsidiaries (“Ziff Davis”, the “Company”, “our”, “us”, or “we”), whether directly or indirectly wholly-owned, were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. All normal recurring adjustments necessary for a fair presentation of these interim Condensed Consolidated Financial Statements were made.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on March 15, 2022 and other filings with the SEC.
The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.
Description of Business
Ziff Davis, Inc. is a vertically focused digital media and internet company whose portfolio includes leading brands in technology, entertainment, shopping, health, cybersecurity, and martech. Our Digital Media business specializes in the technology, shopping, gaming, and healthcare markets, offering content, tools and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy and marketing technology.
On October 7, 2021, in connection with the spin-off of its cloud fax business described further below, the Company changed its name from J2 Global, Inc. to Ziff Davis, Inc. Additionally, starting October 8, 2021, the Company’s common stock began trading under the stock symbol “ZD.”
Discontinued Operations
On October 7, 2021, the Company completed the separation of its cloud fax business (the “Separation”) into an independent publicly traded company, Consensus Cloud Solutions, Inc. (“Consensus”). The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. The Company’s stockholders of record received one share of Consensus common stock for every three shares of J2 Global’s common stock. Ziff Davis, Inc., formerly J2 Global, Inc., retained a 19.9% interest in Consensus following the Separation (the “Retained Consensus Shares”). The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed. Accordingly, the Condensed Consolidated Financial Statements reflect the results of the cloud fax business as a discontinued operation for all periods presented. Ziff Davis did not retain a controlling interest in Consensus. The Retained Consensus Shares are equity securities for which the Company elected the fair value option and subsequent fair value changes in the Retained Consensus Shares are included in the assets of and results from continuing operations. Refer to Note 4 - Investments and Note 5 - Discontinued Operations for additional information.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Allowances for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.

Revenue Recognition

The Company recognizes revenue when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Refer to Note 2 - Revenues for additional details.

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

Investments

We account for our investments in debt securities in accordance with ASC Topic 320, Investments - Debt Securities (“ASC 320”). Our debt investments are typically comprised of corporate debt securities, which are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. All debt securities are accounted for on a specific identification basis.

The Company’s available-for-sale debt securities are carried at an estimated fair value with any unrealized gains or losses, net of taxes, included in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in loss on investments, net on our Condensed Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in accumulated comprehensive loss on our Condensed Consolidated Balance Sheets.

We account for investments in equity securities in accordance with ASC Topic 321, Investments - Equity Securities (“ASC 321”), which requires the accounting for equity investments, other than those accounted for under the equity method of accounting, generally be measured at fair value for equity securities with readily determinable fair values. Equity securities without a readily determinable fair value, which are not accounted for under the equity method of accounting, are measured at their cost, less impairment, if any, and adjusted for observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses will be reported in current earnings.

We assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. Refer to Note 4 - Investments for additional information.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Retained Consensus Shares are equity securities accounted for at fair value under the fair value option, and the related fair value gains and losses are recognized in earnings. As the initial carrying value of the Retained Consensus Shares was negative immediately following the Separation, the Company elected the fair value option under ASC 825-10-25 to support the initial recognition of the Retained Consensus Shares at fair value and the negative book value was recorded as a gain at the date of Separation. The fair value of Consensus common stock is readily available as Consensus is a publicly traded company.

Variable Interest Entities (“VIEs”)

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

The Company has concluded that, as a limited partner, although the obligations to absorb losses or the right to benefit from the gains is not insignificant, the Company does not have “power” over OCV because it does not have the ability to direct the significant decisions which impact the economics of OCV. The Company believes that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impact the OCV Fund’s economic performance. As a result, the Company has concluded that it will not consolidate OCV, as it is not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting (see Note 4 - Investments).

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

 Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic. 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
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

If the Company determined that the carrying value of definite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, it would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. During the three months ended March 31, 2022, we did not have any events or circumstances indicating impairment of long-lived assets. During the three months ended March 31, 2021, Ziff Davis did not have any lease impairments.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to twenty years and are included in general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then it performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. No impairments to goodwill or other intangible assets were recorded during the three months ended March 31, 2022 and 2021, respectively.

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

The Company measures its contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 6 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our Condensed Consolidated Statements of Cash Flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior amounts. Changes in the estimated fair value of its contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in general and administrative expenses on the Condensed Consolidated Statements of Operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
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

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. The valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company recognizes accrued interest and penalties related to uncertain income tax positions in income tax expense on its Condensed Consolidated Statements of Operations.

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

Share-Based Compensation

We account for share-based awards to employees and non-employees in accordance with the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), which requires compensation cost, measured at the grant date fair value, to be recognized over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the results of operations in the period in which the changes are made and in periods thereafter. We estimate the vesting term based upon the historical exercise behavior of our employees.

Earnings Per Common Share (“EPS”)

On January 1, 2022, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) using the modified retrospective method. Following this adoption, the Company applies the if-converted method for the diluted net income per share calculation of convertible debt instruments. Prior to the adoption, the Company used the treasury stock method when calculating the potential dilutive effect of convertible debt instruments.

Recent Accounting Pronouncements

Recently issued applicable accounting pronouncements not yet adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. This update is effective for fiscal years and interim periods within those fiscal periods beginning after December 15, 2022, with early adoption permitted, including in interim periods. This update should be applied prospectively. We are currently evaluating the effect the adoption of this update will have on our condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides for optional financial reporting alternatives to reduce cost and complexities associated with accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. This update applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The accommodations are available for all entities through December 31, 2022, with early adoption permitted. We are currently evaluating the effect the adoption of this update will have on our consolidated financial statements and related disclosures.

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40. The provisions of this update simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt - Debt with Conversion and Other Options, for convertible instruments. The convertible debt instruments will be accounted for as a single liability at the amortized cost if separation is no longer required unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported noncash interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. Additionally, ASU No. 2020-06 requires the use of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.

On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The cumulative effect of the changes made on the Condensed Consolidated Balance Sheet upon this adoption increased the carrying amount of the 1.75% Convertible Notes (as defined in Note 8 below) by approximately $85.9 million, increased retained earnings by approximately $23.4 million, reduced deferred tax liabilities by approximately $21.2 million and reduced additional paid-in capital by approximately $88.1 million.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2022 presentation (see Note 2).

2.Revenues

Digital Media

Digital Media revenues are earned primarily from the delivery of advertising services and from subscriptions to services and information.

Revenue is earned from the delivery of advertising services on websites that are owned and operated by us and on those websites that are part of Digital Media’s advertising network. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following performance obligations are satisfied: (i) when an advertisement is placed for viewing, (ii) when a qualified sales lead is delivered, (iii) when a visitor “clicks through” on an advertisement or (iv) when commissions are earned upon the sale of an advertised product.

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

We also generate Digital Media subscription revenues through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise and may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized over the contract term for use of the asset. In instances when technology assets are licensed to our clients, revenues from the license of these assets are recognized over the term of the access period.

The Digital Media business also generates revenue from other sources which include marketing and production services. Such other revenues are generally recognized over the period in which the products or services are delivered.

We also generate Digital Media revenues from transactions involving the sale of perpetual software licenses, related software support and maintenance, hardware used in conjunction with its software, and other related services. Revenue is recognized for these software transactions with multiple performance obligations after (i) the contract has been approved and we are committed to perform the respective obligations and (ii) we can identify and quantify each obligation and its respective selling price. Once the respective performance obligations have been identified and quantified, revenue will be recognized when the obligations are met, either over time or at a point in time depending on the nature of the obligation.

Revenues from software license performance obligations are generally recognized upfront at the point in time that the software is made available to the customer to download and use. Revenues for related software support and maintenance performance obligations are related to technical support provided to customers as needed and unspecified software product upgrades, maintenance releases and patches during the term of the support period when they are available. We are obligated to make the support services available continuously throughout the contract period. Therefore, revenues for support contracts are generally recognized ratably over the contractual period the support services are provided. Hardware product and related software performance obligations, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a bundled performance obligation. The revenues for this bundled performance obligation are generally recognized at the point in time that the hardware and software products are delivered and ownership is transferred to the customer. Other service revenues are generally recognized over time as the services are performed.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Cybersecurity and Martech

The Company’s Cybersecurity and Martech revenues substantially consist of subscription revenues which include subscription, usage-based and licensing fees, a significant portion of which are paid in advance. The Company defers the portions of monthly, quarterly, semi-annual and annual fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.

Along with its numerous proprietary Cybersecurity and Martech solutions, the Company also generates subscription revenues by reselling various third-party solutions, primarily through its email security line of business. These third-party solutions, along with the Company’s proprietary products, allow it to offer customers a variety of solutions to better meet the customer’s needs. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

Revenues from external customers classified by revenue source are as follows (in thousands). See Note 14 - Segment Information for additional information.

	Three Months Ended March 31,
	2022	2021
Digital Media
Advertising(1)	$170,067	$177,288
Subscription(1)	55,576	45,625
Other(1)	9,184	3,961
Total Digital Media revenues	$234,827	$226,874

Cybersecurity and Martech
Subscription	$80,494	$84,901
Other	—	—
Total Cybersecurity and Martech revenues	$80,494	$84,901

Corporate	$—	$—
Elimination of inter-segment revenues	(253)	(118)
Total Revenues	$315,068	$311,657

Timing of revenue recognition
Point in time	$8,983	$5,965
Over time	306,085	305,692
Total	$315,068	$311,657

(1) During the three months ended March 31, 2021, the Company reclassified approximately $3.2 million of revenue from ‘Subscription’ to ‘Advertising’ and reclassified approximately $2.1 million of revenue from ‘Subscription ’ to ‘Other’ to conform with current period presentation. These reclassifications were made in order to separate games publishing revenue from traditional advertising revenue and to move job posting related revenue from subscriptions to advertising.

The Company has recorded $73.1 million and $66.5 million of revenue for the three months ended March 31, 2022 and 2021, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of March 31, 2022 and December 31, 2021, the Company acquired $1.7 million and $9.5 million respectively, of deferred revenue in connection with the Company’s business acquisitions, which are subject to purchase accounting adjustments, as appropriate. Refer to Note 3 - Business Acquisitions for details.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on its relative standalone selling price

The Company satisfies its performance obligations within the Digital Media business upon delivery of services to its customers. In addition, the Company provides content to its advertising partners which the Company sells to its partners’ customer base and receives a revenue share based on the terms of the agreement.

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

Performance Obligations Satisfied Over Time

Our Digital Media business consists primarily of performance obligations that are satisfied over time. This was determined based on a review of the contracts and the nature of the services offered, where the customer simultaneously receives and consumes the benefit of the services provided. Satisfaction of these performance obligations is evidenced in the following ways:

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

Subscription

•Evidence of delivery is contained in the Company’s systems or from correspondence with the customer which tracks when a customer accepts delivery of any assets, digital keys or download links

Revenue is recognized based on delivery of services over the contract period for advertising and on a straight-line basis over the contract period for subscriptions. We believe that the methods described are a faithful depiction of the transfer of goods and services.

Our Cybersecurity and Martech business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:

•Faxing capabilities are provided (included in discontinued operations through October 7, 2021)
•Voice, email marketing and search engine optimization as services are delivered
•Consumer privacy services and data backup capabilities are provided
•Security solutions, including email and endpoint are provided

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Company has concluded the best measure of progress toward the complete satisfaction of the performance obligation over time is a time-based measure. The Company recognizes revenue on a straight-line basis throughout the subscription period, or as usage occurs, and believes that the method used is a faithful depiction of the transfer of goods and services.

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

The Company completed the following acquisitions during the three months ended March 31, 2022, paying the purchase price in cash in each transaction: (a) a share purchase of Lifecycle Marketing Group Limited, acquired on January 21, 2022, a United Kingdom-based portfolio of pregnancy and parenting brands, including Emma’s Diary and Health Professional Academy, reported within our Digital Media segment; and (b) two immaterial Digital Media acquisitions.

The Condensed Consolidated Statement of Operations since the date of each acquisition and the Condensed Consolidated Balance Sheets as of March 31, 2022, reflect the results of operations of all 2022 acquisitions. For the three months ended March 31, 2022, these acquisitions contributed $2.1 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $36.6 million net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all 2022 acquisitions (in thousands):

2022 Acquisitions
Accounts receivable	$4,615
Prepaid expenses and other current assets	231
Property and equipment	307
Trade names	2,302
Customer relationship	9,216
Goodwill	24,156
Other intangibles	3,439
Other long-term assets	11
Accounts payable and accrued expenses	(2,551)
Deferred revenue	(1,697)
Deferred tax liability	(3,390)
Total	$36,639

The initial accounting for all of the 2022 acquisitions is incomplete due to timing of available information and is subject to change. The Company has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

The fair value of the assets acquired includes accounts receivable of $4.6 million, of which none is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the three months ended March 31, 2022 was $24.2 million, of which $2.2 million is expected to be deductible for income tax purposes.

During the three months ended March 31, 2022, the purchase price accounting has been finalized for an immaterial Digital Media acquisition that was acquired in 2021. During the three months ended March 31, 2022, the Company also recorded adjustments to the initial working capital and to the purchase accounting of certain other prior period acquisitions due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net increase in goodwill of $2.1 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting of certain prior period acquisitions due to the finalization of prior period acquisitions in the Cybersecurity and Martech businesses which resulted in a net increase in goodwill of $2.0 million. Such adjustments had an immaterial impact on the amortization expense within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022. Refer to Note 7 - Goodwill and Intangible Assets for additional information.

Unaudited Pro Forma Financial Information for All 2022 Acquisitions

The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired businesses been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2021. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2022 acquisitions as if each acquisition had occurred on January 1, 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenues	$316,154	$314,767
Net income from continuing operations	$24,815	$39,206
EPS - Basic	$0.53	$0.88
EPS - Diluted	$0.52	$0.84

4.Investments

Investments consist of equity securities. The company does not have available-for-sale investments as of March 31, 2022 and December 31, 2021.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

The following table summarizes the cumulative gross unrealized gains and losses and fair values for short-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operations (in thousands):

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
March 31, 2022
Investment in Consensus (equity securities)	$(69,290)	$307,441	$—	$238,151
Total	$(69,290)	$307,441	$—	$238,151

December 31, 2021
Investment in Consensus (equity securities)	$(69,290)	$298,490	$—	$229,200
Total	$(69,290)	$298,490	$—	$229,200

There were no investments in an unrealized loss position as of March 31, 2022 and December 31, 2021.

On September 25, 2017, the Company entered into a commitment to invest $200 million (approximately 76.6% of equity) in an investment fund (the “Fund”). The primary purpose of the Fund is to provide a limited number of select investors with the opportunity to realize long-term appreciation from public and private companies, with a particular focus on the technology and life science industries. The general activities of the Fund is to buy, sell, hold and otherwise invest in securities of every kind and nature and rights and options with respect thereto, including, without limitation, stock, notes, bonds, debentures and evidence of indebtedness; to exercise all rights, powers, privileges and other incidents of ownership or possession with respect to securities held or owned by the Fund; to enter into, make and perform all contracts and other undertakings; and to engage in all activities and transactions as may be necessary, advisable or desirable to carry out the foregoing.

The manager, OCV Management, LLC, and general partner of the Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board of Directors (the “Board”) of the Company, is indirectly the majority equity holder and a related party. Mr. Ressler’s tenure with the Board ended as of May 10, 2022. As a limited partner in the Fund, prior to the settlement of certain litigation generally related to the Company’s investment in the Fund in January 2022, the Company paid an annual management fee to the manager equal to 2.0% of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner would be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. At the time of the settlement of the litigation (see Note 9 – Commitments and Contingencies), the Company had invested approximately $128.8 million in the Fund. In connection with the settlement of the litigation, among other terms, no further capital calls will be made in connection with the Company’s investment in the Fund, nor will any management fees be paid by the Company to the manager. As such, during the three months ended March 31, 2022, the Company received no capital call notices from the manager of the Fund. During the three months ended March 31, 2021, the Company received capital call notices from the manager of the Fund for $7.1 million, inclusive of certain management fees. Approximately $8.1 million was paid for capital call notices during the three months ended March 31, 2021. During both the three months ended March 31, 2022 and 2021, the Company received no distributions from OCV.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag (including management fees) due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline. During the three months ended March 31, 2022 and 2021, the Company recognized an investment (loss) gain of $(0.8) million and $24.3 million, net of tax benefit (expense), respectively. The gain in 2021 was primarily the result of gains in the underlying investments. During the three months ended March 31, 2022 and 2021, the Company recognized expense for management fees of $0.8 million and $0.8 million, net of tax benefit, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table discloses the carrying amount for the Company’s equity method investment (in thousands). These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.

	March 31, 2022	December 31, 2021
Equity securities	$121,552	$122,593
Maximum exposure to loss	$121,552	$122,593

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

5.Discontinued Operations

Consensus Spin-Off

As further described in Note 1 - Basis of Presentation and Overview, on October 7, 2021, the Separation of the cloud fax business was completed. The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed as the Separation constituted a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, the Condensed Consolidated Financial Statements reflect the results of the cloud fax business as a discontinued operation for the three months ended March 31, 2021. The Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations report discontinued operations separate from continuing operations. The Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Stockholders’ Equity combine continuing and discontinued operations.

The key components of cash flows from discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2021
Capital expenditures	$4,766
Depreciation and amortization	$2,822
Deferred taxes	$2,722
In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, which are further discussed in Note 16 - Related Party Transactions. Further, certain of the Company’s management and members of its board of directors resigned from the Company as of the date of distribution and joined Consensus. In addition, one of the Company’s members of senior management as of March 31, 2022 has served on the board of directors of Consensus since the date of distribution.

The key components of income from discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2021
Revenues	$86,528
Cost of revenues	(13,970)
Sales and marketing	(13,235)
Research, development and engineering	(1,676)
General and administrative	(6,048)
Interest expense and other	151
Income before income taxes	51,750
Income tax expense	12,608
Income from discontinued operations, net of income taxes	$39,142

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
6.Fair Value Measurements

The Company complies with the provisions of ASC 820, which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

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

The Company’s money market funds are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs. The fair value of the Company’s debt instruments was approximately $1.2 billion and $1.3 billion, as of March 31, 2022 and December 31, 2021, respectively (see Note 8 - Debt).

The Retained Consensus Shares are equity securities for which the Company elected the fair value option, and the fair value of the Retained Consensus Shares and subsequent fair value changes are included in our assets of and results from continuing operations, respectively. As of March 31, 2022 and December 31, 2021, the Company’s investment in Consensus common stock was remeasured at fair value based on Consensus’ closing stock price with a balance of $238.2 million and $229.2 million included on the Condensed Consolidated Balance Sheets, respectively. Unrealized gain of $9.0 million was recorded on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022. The fair value of the investment in Consensus is determined using quoted market prices, which is a Level 1 input.

The fair value of our 4.625% Senior Notes (as defined in Note 8 below) was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 1 inputs. The fair value of the Credit Facility (as defined in Note 8 below) approximated its carrying amount due to its variable interest rate, which approximated a market interest rate, and was considered a Level 2 input.

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

The following table presents the fair values, valuation techniques, unobservable inputs, and ranges of the Company’s financial liabilities categorized within Level 3. The weighted averages below are a product of the unobservable input and fair value of the contingent consideration arrangement as of March 31, 2022.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent Consideration	Option-Based Model	Risk free rate	1.9% - 2.2%	2.0%
		Debt spread	0.0% - 74.7%	13.6%
		Probabilities	10.0% - 100.0%	78.0%
		Present value factor	2.2% - 26.9%	18.1%
		Discount rate	27.3% - 38.0%	31.1%

The following tables present the fair values of the Company’s financial assets or liabilities (in thousands):

March 31, 2022	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$38,483	$—	$—	$38,483	$38,483
Investment in Consensus	238,151	—	—	238,151	238,151
Total assets measured at fair value	$276,634	$—	$—	$276,634	$276,634

Liabilities:
Contingent consideration	$—	$—	$10,087	$10,087	$10,087
Debt	1,186,652	—	—	1,186,652	1,122,945
Total liabilities measured at fair value	$1,186,652	$—	$10,087	$1,196,739	$1,133,032

December 31, 2021	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$144,255	$—	$—	$144,255	$144,255
Investment in Consensus	229,200	—	—	229,200	229,200
Total assets measured at fair value	$373,455	$—	$—	$373,455	$373,455

Liabilities:
Contingent consideration	$—	$—	$5,775	$5,775	$5,775
Debt	1,345,311	—	—	1,345,311	1,090,627
Total liabilities measured at fair value	$1,345,311	$—	$5,775	$1,351,086	$1,096,402

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three months ended March 31, 2022 and 2021, there were no transfers that occurred between levels.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2022	$5,775
Contingent consideration	4,200
Total fair value adjustments reported in earnings	112	General and administrative
Contingent consideration payments	—	Not applicable
Balance as of March 31, 2022	$10,087

In connection with the Company’s other acquisition activity, contingent consideration of up to $10.1 million may be payable upon achieving certain future earnings before interest, taxes, depreciation and amortization (EBITDA), revenue, and/or unique visitor thresholds and had a combined fair value of $10.1 million and $5.8 million at March 31, 2022 and December 31, 2021, respectively. Since certain thresholds were not achieved, there were no payments made during the three months ended March 31, 2022.

The Company recorded a net increase of $0.1 million during the three months ended March 31, 2022 in the fair value of the contingent consideration and reported such changes in General and administrative expenses.

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2022 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2022	$996,659	$534,796	$1,531,455
Goodwill acquired (Note 3)	24,156	—	24,156
Purchase accounting adjustments(1)	2,139	2,034	4,173
Foreign exchange translation	(731)	(1,975)	(2,706)
Balance as of March 31, 2022	$1,022,223	$534,855	$1,557,078

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions. Refer to Note 3 - Business Acquisitions.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Intangible Assets Subject to Amortization:

As of March 31, 2022, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.0 years	$252,358	$108,274	$144,084
Customer relationships (1)	8.1 years	681,981	421,404	260,577
Other purchased intangibles	9.1 years	469,058	329,073	139,985
Total		$1,403,397	$858,751	$544,646

(1)The Company amortizes customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

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

(1)The Company amortizes customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

Amortization expense, included in General and administrative expense on our Condensed Consolidated Statements of Operations, approximated $41.2 million and $47.3 million for the three months ended March 31, 2022 and 2021, respectively.

8.    Debt

The Company’s debt as of March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31, 2022	December 31, 2021
4.625% Senior Notes	$586,667	$641,276
1.75% Convertible Notes	550,000	550,000
Total Notes	1,136,667	1,191,276
Less: Unamortized discount	(3,809)	(91,593)
Deferred issuance costs	(9,913)	(9,056)
Total debt	1,122,945	1,090,627
Less: current portion	—	(54,609)
Total long-term debt, less current portion	$1,122,945	$1,036,018

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of March 31, 2022.

During the three months ended March 31, 2022, the Company repurchased approximately $54.6 million in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $55.4 million. The Company recognized a loss of $1.2 million associated with the repurchase of the 4.625% Senior Notes, which was recorded within ‘Interest expense’ within the Condensed Consolidated Statements of Operations.

As of March 31, 2022 and December 31, 2021, the estimated fair value of the 4.625% Senior Notes was approximately $559.7 million and $659.9 million, and was based on recent quoted market prices for the 4.625% Senior Notes which are Level 1 inputs. Refer to Note 6 - Fair Value Measurements.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of March 31, 2022 and December 31, 2021, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.

As of March 31, 2022, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

The Company may not redeem the 1.75% Convertible Notes prior to November 1, 2026, and no sinking fund is provided for the 1.75% Convertible Notes.

The 1.75% Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 1.75% Convertible Notes; (ii) equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; (iii) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries, including the then-existing 6.0% Senior Notes due 2025.

Accounting for the 1.75% Convertible Notes

On January 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective method. As a result of this adoption, the Company de-recognized the remaining unamortized debt discount of $87.3 million on the 1.75% Convertible Notes and therefore no longer recognizes any amortization of debt discounts as interest expense. Refer to Note 1 - Basis of Presentation and Overview.

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and were being amortized to interest expense through the maturity date. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. Upon adoption of ASU 2020-06, the Company reclassified the $2.8 million from additional paid-in-capital to the long-term liability and recorded a cumulative adjustment to retained earnings for amortization from the issuance date through January 1, 2022 and will record amortization expense for these debt issuance costs through the maturity date. As of March 31, 2022, the total unamortized deferred issuance costs were $8.7 million.

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount (prior to adoption of ASU 2020-06) and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 6 - Fair

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Value Measurements). If such information is not available, the fair value is determined using cash flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2022 and December 31, 2021, the estimated fair value of the 1.75% Convertible Notes was approximately $627.0 million and $685.4 million, respectively.

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

At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement.

9.    Commitments and Contingencies

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

On September 24, 2020, International Union of Operating Engineers of Eastern Pennsylvania and Delaware filed an action lawsuit in the Delaware Court of Chancery (C.A. No. 2020-0819-VCL) asserting derivative claims for breach of fiduciary duty and related theories against directors of the Company and other third parties relating generally the investment by the Company in OCV Fund I, L.P. (the “Chancery Court Derivative Action”). On November 17, 2020, the court entered an order allowing Orlando Police Pension Fund to intervene as a plaintiff in the case. The parties have reached an agreement to settle the lawsuit, which requires court approval. On July 29, 2021, the parties filed a stipulation of settlement that provides the terms of the settlement and begins the settlement approval process with the Court. On January 20, 2022 the Court approved the settlement. Among other terms of the settlement, no further capital calls will be made in connection with the Company’s investment in OCV Fund I, L.P.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
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

10.    Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 16.7% and (90.3)% for the three months ended March 31, 2022 and 2021, respectively. The Company’s increased rate during the three months ended March 31, 2022 is primarily a result of a tax benefit recognized in 2021 for the release of a valuation allowance on deferred tax assets related to the impairment of certain investments with no similar events for the period ending March 31, 2022. The increase in the Company’s effective tax rate was partially offset by a decrease due to a gain recorded for book purposes for the mark-to-market adjustment of the Retained Consensus Shares held as of March 31, 2022 that resulted in no tax expense. The income is not subject to tax since the Company has the ability to dispose of the investment in a tax-free manner based on guidance and requirements set out by the Internal Revenue Service.

Income (loss) from continuing operations before income taxes included income from domestic operations of $15.6 million and $(10.1) million for the three months ended March 31, 2022 and 2021, respectively, and income from foreign operations of $14.8 million and $17.7 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company had $42.9 million and $42.5 million, respectively, in liabilities for uncertain income tax positions from continuing operations. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statement of Operations.

Cash paid for income taxes net of refunds received for continuing operations was $4.3 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. The Company’s prepaid taxes were $0.6 million and $0.8 million at March 31, 2022 and December 31, 2021, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. On February 24, 2021, the Company received a Notice of Deficiency for tax years 2012 through 2014 which disallowed certain deductions for domestic production. The Company disagrees with the Notice and filed a petition with the United States Tax Court on May 24, 2021. As of March 31, 2022, the audits are ongoing.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Company is under audit by the California Franchise Tax Board (“FTB”) for its tax years 2012, 2013, 2015, and 2016. The FTB, however, has agreed to suspend its audit pending the outcome of the IRS audit for tax years 2012 and 2013. As of March 31, 2022, the audits for tax years 2015 and 2016 are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of March 31, 2022, the audits are ongoing.

The Company conducts business on a global basis and as a result, one or more of its subsidiaries files income tax returns in the U.S. federal and in multiple state, local, and foreign tax jurisdictions. The Company’s U.S. federal income tax returns for years 2012 through 2016 are under various stages of audit by the IRS, as noted above. The Company is also under audit for various U.S. state and local tax purposes as noted above for its significant jurisdictions. With limited exception, the Company’s significant foreign tax jurisdictions are no longer subject to an income tax audit by the various tax authorities for tax years prior to 2014.

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

11.    Stockholders’ Equity

Common Stock Repurchase Program

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans during the years ended December 31, 2021 and 2020 to execute repurchases under the 2020 Program. During the three months ended March 31, 2022, the Company repurchased 554,289 shares at an aggregate cost of approximately $58.7 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. Cumulatively as of March 31, 2022, 3,490,599 shares were repurchased at an aggregate cost of $284.2 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. As a result of the repurchases, the number of shares available for purchase as of March 31, 2022 is 6,509,401 shares of the Company’s common stock.

Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three months ended March 31, 2022 and 2021, the Company purchased and retired 40,372 and 108,287 shares, respectively, from plan participants for this purpose.

Dividends

No dividends were declared in the three months ended March 31, 2022 and 2021. Future dividends are subject to Board approval. Based on the significant number of current investment opportunities within the Company’s portfolio of businesses and the historic returns from prior investments, the Board of Directors has suspended dividend payments for the foreseeable future.

12.    Stock Based Compensation

The Company’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of the Company’s common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s common

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s common stock on the date of grant for non-statutory stock options. As of March 31, 2022, zero shares underlying options and zero shares of restricted stock units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of March 31, 2022, 435,135 shares underlying options and 503,994 shares of restricted stock units were outstanding under the 2015 Plan.

 The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer. The Company granted 112,324 and 74,834 shares of restricted stock and restricted units (excluding awards with market conditions below) during the three months ended March 31, 2022 and 2021, respectively.

The Company has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the three months ended March 31, 2022 and 2021, the Company awarded 100,193 and 73,094 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the three months ended March 31, 2022 and 2021 were $87.11 and $94.40, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	March 31, 2022	March 31, 2021
Underlying stock price at valuation date	$99.32	$113.27
Expected volatility	36.7%	30.3%
Risk-free interest rate	1.8%	1.3%

Restricted stock award activity for the three months ended March 31, 2022 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	383,963	$41.45
Granted	—	—
Vested	(38,875)	77.75
Canceled	(777)	88.54
Nonvested at March 31, 2022	344,311	$38.38

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Restricted stock unit activity for the three months ended March 31, 2022 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	360,743
Granted	212,517
Vested	(62,509)
Canceled	(7,557)
Outstanding at a March 31, 2022	503,194	3.1	$48,776,539
Vested and expected to vest at March 31, 2022	503,194	3.1	$48,699,115

As of March 31, 2022 and December 31, 2021, the Company had unrecognized share-based compensation cost of approximately $58.0 million and $44.3 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.3 for awards and 4.1 for units.

13.    Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net income from continuing operations	$24,537	$24,537	$38,780	$38,780
Net income available to participating securities (1)	(11)	(11)	(44)	(44)
1.75% Convertible Notes interest expense (after-tax) (2)	—	2,186	—	—
Net income available to the Company’s common shareholders from continuing operations	24,526	26,712	38,736	38,736
Denominator:
Weighted-average outstanding shares of common stock	47,054,411	47,054,411	44,399,149	44,399,149
Dilutive effect of:
Equity incentive plans	—	192,835	—	108,703
Convertible debt (2)	—	5,158,071	—	2,224,020
Common stock and common stock equivalents	47,054,411	52,405,317	44,399,149	46,731,872
Net income per share from continuing operations:	$0.52	$0.51	$0.87	$0.83

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(2)Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible debt was calculated using the if-converted method for the three months ended March 31, 2022. The dilutive impact of convertible debt was calculated using the treasury stock method for the three months ended March 31, 2021. (see Note 8 - Debt).

For the three months ended March 31, 2022 and 2021, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. For the three months ended March 31, 2022 and 2021, there were zero and zero potentially dilutive shares, respectively, which were excluded from the computation of diluted net income per share of common stock to common stockholders due to their anti-dilutive effect.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
14.    Segment Information

The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). The CODM views the Company as two businesses: Cybersecurity and Martech and Digital Media.

The accounting policies of the businesses are the same as those described in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue by reportable segment:
Digital Media	$234,827	$226,874
Cybersecurity and Martech	80,494	84,901
Elimination of inter-segment revenues	(253)	(118)
Total segment revenues	315,068	311,657
Corporate(1)	—	—
Total revenues	315,068	311,657

Gross profit by reportable segment:
Digital Media	$209,706	$206,081
Cybersecurity and Martech	59,393	61,907
Elimination of inter-segment gross profit	(131)	(118)
Total segment gross profit	268,968	267,870
Corporate(1)	—	(65)
Total gross profit	268,968	267,805

Direct costs by reportable segment(2):
Digital Media	$177,586	$175,428
Cybersecurity and Martech	47,065	50,042
Elimination of inter-segment direct costs	(131)	(118)
Total segment direct costs	224,520	225,352
Corporate(1)	13,895	15,572
Total direct costs	238,415	240,924

Operating income by reportable segment:
Digital Media	$32,120	$30,653
Cybersecurity and Martech	12,328	11,865
Total segment operating income	44,448	42,518
Corporate(1)	(13,886)	(15,637)
Income from operations	$30,562	$26,881

(1)Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(2)Direct costs for each segment include other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses.

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions other than as presented for Digital Media and Cybersecurity and Martech. Accordingly, the following segment information is presented for Digital Media and Cybersecurity and Martech.

	March 31, 2022	December 31, 2021
Assets:
Digital Media	$1,985,271	$2,043,204
Cybersecurity and Martech	1,050,521	1,088,741
Total assets from reportable segments	3,035,792	3,131,945
Corporate	627,379	638,335
Total assets	$3,663,171	$3,770,280

	Three Months Ended March 31,
	2022	2021
Capital expenditures
Digital Media	$26,931	$16,819
Cybersecurity and Martech	3,571	9,450
Total from reportable segments	30,502	26,269
Corporate	—	—
Total capital expenditures	$30,502	$26,269

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization:
Digital Media	$46,121	$48,350
Cybersecurity and Martech	12,857	17,047
Total from reportable segments	58,978	65,397
Corporate	93	95
Total depreciation and amortization	$59,071	$65,492

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

The Company maintains operations in the U.S., Canada, Ireland, the United Kingdom, India and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2022	2021
Revenues:
United States	$263,475	$256,135
Canada	8,065	8,152
Ireland	8,812	9,713
All other countries	34,716	37,657
	$315,068	$311,657

	March 31, 2022	December 31, 2021
Long-lived assets:
United States	$680,593	$726,128
All other countries	78,037	63,423
Total	$758,630	$789,551

15.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$169	$(57,391)	$(57,222)
Other comprehensive loss before reclassification	—	(6,265)	(6,265)
Consensus separation adjustment	—	4,056	4,056
Net current period other comprehensive loss	—	(2,209)	(2,209)
Balance as of March 31, 2022	$169	$(59,600)	$(59,431)

There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2022. During the three months ended March 31, 2022, accumulated other comprehensive loss and other comprehensive loss were adjusted by approximately $4.1 million related to the subsequent accounting for the Separation.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

16.    Related Party Transactions

Consensus

In preparation for and in executing the Separation, the Company incurred transaction-related costs, some of which were or the Company expects to be, reimbursed by Consensus. These transaction costs primarily related to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax and legal functions. In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement. The transition services agreement governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services and is expected to terminate no later than twelve months following the Separation. Amounts due from Consensus as of March 31, 2022 and December 31, 2021 was approximately $14.6 million and $9.3 million, respectively, related to reimbursement of certain costs pursuant to the transition services agreement, certain transaction related costs and other costs, and is included in ‘Accounts receivable’ within the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2022, the Company recorded an offset to expense of approximately $1.2 million from Consensus related to certain items above within ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations.

Further, the Company assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis will remain the lessee under this lease and its obligations remain in place through October 7, 2022, after which time Consensus will take over the lease in full. During the three months ended March 31, 2022, the Company recorded an offset to lease expense of approximately $0.4 million related to this lease, however, Consensus paid the landlord directly (other than an immaterial amount of sublease payments from Ziff Davis to Consensus).

OCV

On September 25, 2017, the Company entered into a commitment to invest in the Fund. The manager, OCV Management, LLC, and general partner of the Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board, is indirectly the majority equity holder and a related party. Mr. Ressler’s tenure with the Board ended as of May 10, 2022. During the three months ended March 31, 2022 and 2021, the Company recognized expense for management fees of $0.8 million and $0.8 million, net of tax benefit, respectively. During the three months ended March 31, 2021, the Company received capital call notices from the management of OCV Management, LLC for $7.1 million, inclusive of certain management fees. Approximately $8.1 million was paid for capital call notices during the three months ended March 31, 2021. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner will be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. In connection with the settlement of certain litigation generally related to the Company’s investment in the Fund (see Note 9 - Commitments and Contingencies), among other terms, no further capital calls were made during the three months ended March 31, 2022 or will be made in the future in connection with the Company’s investment in the Fund, nor will any future management fees be paid by the Company to the manager.

17.    Subsequent Event

On April 12, 2022, the Company invested $15.0 million in Group Black, one of the largest collectives of Black-owned media and diverse creators. In addition, the parties entered into a strategic partnership focused on creating, amplifying, and monetizing content from Black and diverse creators across Ziff Davis’ portfolio of media brands.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, including inflation, supply chain and other factors and their related impacts on customer acquisition and retention rates, customer usage levels, and credit and debit card payment declines;
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

Overview

Ziff Davis, Inc. (formerly J2 Global, Inc.) was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Our Cybersecurity and Martech businesses are operated by our wholly owned subsidiary, J2 Global Ventures, LLC. Prior to the spin-off of Consensus Cloud Solutions, Inc. (“Consensus”), our Cybersecurity and Martech businesses were operated by our former wholly owned subsidiary J2 Cloud Services, LLC (formerly J2 Cloud Services, Inc.), which was founded in 1995, and subsidiaries of J2 Cloud Services, LLC.
Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “the Company”, “our”, “us” or “we”), is a vertically focused digital media and internet company. Our Digital Media business specializes in the technology, shopping, gaming, and healthcare markets, offering content, tools and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy and marketing technology.

In February 2021, we sold certain Voice assets in the United Kingdom and in September 2021, we sold our B2B Backup business. In October 2021 we completed the separation of our cloud fax business (the “Separation”) into an independent publicly traded company, Consensus.

The accounting requirements for reporting the Separation of Consensus as a discontinued operation were met when the Separation was completed on October 7, 2021. Accordingly, the accompanying condensed consolidated financial statements for all periods presented reflect the results of the Consensus business as a discontinued operation. Ziff Davis retained a 19.9% interest in Consensus following the Separation (the “Retained Consensus Shares”). Ziff Davis did not retain a controlling interest in Consensus and therefore, the fair value of the Retained Consensus Shares and subsequent fair value changes are included in our assets and results from continuing operations.
Our Digital Media business generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees. Our Cybersecurity and Martech business generates revenues primarily from recurring fixed and variable usage-based subscription and licensing fees.
In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and enter into new markets.
Our consolidated revenues are currently generated from two basic business models, each with different financial profiles and variability. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. Our Cybersecurity and Martech business is driven primarily by subscription revenues with relatively stable and predictable margins from quarter to quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
Performance Metrics

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Digital Media
Advertising(1)	$170,067	$177,288
Subscription(1)	55,576	45,625
Other(1)	9,184	3,961
Total Digital Media revenues	$234,827	$226,874

Cybersecurity and Martech
Subscription	$80,494	$84,901
Other	—	—
Total Cybersecurity and Martech revenues	$80,494	$84,901

Corporate	$—	$—
Elimination of inter-segment revenues	(253)	(118)
Total Revenues	$315,068	$311,657

(1) During the three months ended March 31, 2021, the Company reclassified approximately $3.2 million of revenue from ‘Subscription’ to ‘Advertising’ and reclassified approximately $2.1 million of revenue from ‘Subscription’ to ‘Other’ to conform with current period presentation. These reclassifications were made in order to separate games publishing revenue from traditional advertising revenue and to move job posting related revenue from subscriptions to advertising.

We use certain metrics to generally assess the operational and financial performance of our businesses. We have changed these metrics during the first quarter of 2022, and the following descriptions align with the metrics management now uses to monitor the performance of its various advertising and subscription-based businesses. For our advertising businesses, net advertising revenue retention is an indicator of our ability to retain the spend of our existing advertisers year over year, which we view as a reflection of the effectiveness of our advertising platform. Similarly, we monitor the number of our advertisers and the revenue per advertiser (as defined) as these metrics provide further details related to our reported revenue and contribute to certain of our business planning decisions.

For our subscription and licensing businesses, the number of subscribers that we serve is an indicator of our customer retention and growth. The average monthly revenue per subscriber and the churn rate also contribute to insights that contribute to certain of our business planning decisions.

The following table sets forth certain key operating metrics for our Digital Media advertising business for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net advertising revenue retention (1)	107%	104%
Advertisers (2)	1,950	1,705
Quarterly revenue per advertiser (3)	$87,214	$103,981

(1) Net advertising revenue retention equals (i) the trailing twelve month revenue recognized related to prior year advertisers in the current year period (excluding revenue from acquisitions during the stub period) divided by (ii) the trailing twelve month revenue recognized related to prior year advertisers in the prior year period (excluding revenue from acquisitions during the stub period). This excludes advertisers that generated less than $10,000 of revenue on a trailing twelve month basis. Due to the aggregation of certain reporting systems related to the integration of acquisitions, retention data for the first quarter of 2021 reflects certain estimates.
(2) Excludes advertisers that spent less than $2,500 in the quarter.
(3) Represents total gross quarterly advertising revenues divided by advertisers as defined in footnote (2).

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021 (excluding disposed assets)(1)	2021 (including disposed assets) (1)
Subscribers (in thousands) (2)	2,131	2,332	2,361
Average monthly revenue per subscriber (3)	$21.28	$16.85	$18.28
Churn rate (4)	3.2%	2.8%	2.6%

(1) The metrics in the table above are shown exclusive and inclusive of the B2B Back-up business that was sold during the third quarter of 2021. The metric of average monthly revenue per subscriber excluding disposed assets for the three months ended March 31, 2021 is considered a non-GAAP measure. The Company believes this provides useful information to allow for comparability of these metrics without disposed assets in both periods. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
(2) Represents the quarterly average of the end of month subscriber counts for both the Digital Media and Cybersecurity and Martech businesses. Cybersecurity and Martech subscribers are defined as a direct customer, including customers who have paused but not cancelled their subscription. If the company provides services through a reseller or a partner and the Company does not have visibility into the number of underlying subscribers, the reseller or partner is counted as one subscriber.
(3) Represents quarterly subscription revenues divided by customers in the table above.
(4) Churn rate is calculated as (i) the average revenue per subscription in the prior month multiplied by the number of cancellations in the current month, calculated at each business and aggregated; divided by (ii) subscription revenue in the current month, calculated at each business and aggregated. For Ookla, this is calculated by taking the sum of the monthly revenue from the specific cancelled agreements.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2021 Annual Report on Form 10-K filed with the SEC on March 15, 2022. During the three months ended March 31, 2022, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2022

Digital Media

We expect revenue for fiscal year 2022 to be higher compared to the prior year driven by prior year acquisitions and organic growth. We expect the Digital Media business to improve as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online, and we continue to expand our advertising platforms. The main focus of our platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks, and improve the effectiveness of our content in driving purchase decisions and subscriptions.

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

We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, we cannot predict whether our current pace of acquisitions will remain the same within this business, especially in light of the current macroeconomic conditions. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space, but with different business models, may impact Digital Media’s overall operating profit margins.

Cybersecurity and Martech

We expect 2022 revenue to be higher compared to the prior year driven by prior year acquisitions and organic growth in certain of our businesses. The main focus of our Cybersecurity and Martech service offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

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

Consolidated

Based on the trends discussed above with respect to our Digital Media and Cybersecurity and Martech businesses, we anticipate our consolidated revenue for fiscal year 2022 to be higher compared to the prior year. We expect operating profit as a percentage of revenues to be generally consistent with 2021’s operating profit margins.

Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2022	2021
Revenues	$315,068	$311,657	1%

Our revenues consist of revenues from our Digital Media and Cybersecurity and Martech businesses. Digital Media revenues primarily consist of advertising revenues and subscriptions earned through the granting of access to, or delivery of, certain data products or services to customers, fees paid for generating business leads, and licensing and sale of editorial content and trademarks. Cybersecurity and Martech revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Our revenues increased primarily due to contributions from recently acquired businesses and organic growth in certain parts of both the Digital Media and Cybersecurity and Martech businesses, offset in part by declines in other parts of both the Digital Media and Cybersecurity and Martech businesses, as well as the absence of revenues in the first quarter of 2022 associated with recently divested businesses. Revenue in the first quarter of 2022 included approximately $24.8 million of revenue related to businesses acquired in 2021 and in the first quarter of 2022. Revenue in the first quarter of 2021 included approximately $12.6 million of revenue from the divested B2B Back-up business and Voice assets.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2022	2021
Cost of revenue	$46,100	$43,852	5%
As a percent of revenue	15%	14%

Cost of revenues is primarily comprised of costs associated with content fees, editorial and production costs and hosting costs. The increase in cost of revenues for the three months ended March 31, 2022 was primarily due to higher database hosting services, network and customer service costs, field operations costs and higher media inventory and operations costs, including content fees, editorial and production costs, partially offset by lower cost of revenues due to the sale of the B2B Back-up business.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2022	2021
Sales and Marketing	$117,762	$107,951	9%
As a percent of revenue	37%	35%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising costs for the three months ended March 31, 2022 was $60.0 million (primarily consisting of $27.2 million of third-party advertising costs and $22.7 million of personnel costs) compared to $52.7 million (primarily consisting of $26.6 million of third-party advertising costs and $22.0 million of personnel costs) in the prior year period. The increase in sales and marketing expenses from the first quarter of 2021 to the first quarter of 2022 was primarily due to increased advertising costs related to outside sales commissions, professional and consulting services and software licenses.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2022	2021
Research, Development and Engineering	$18,427	$19,675	(6)%
As a percent of revenue	6%	6%

Our research, development and engineering costs consist primarily of personnel-related expenses. The decrease in research, development and engineering costs for the three months ended March 31, 2022 compared to the prior year period was primarily due to a decrease in engineering costs of approximately $1.8 million, primarily associated with increased capitalized payroll costs and lower software purchases and licenses.

General and Administrative.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2022	2021
General and Administrative	$102,217	$113,298	(10)%
As a percent of revenue	32%	36%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The decrease in general and administrative expense from the first quarter of 2021 to the first quarter of 2022 was primarily due to a decrease in legal and finance costs, the absence of general and administrative costs related to the B2B Backup business, and lower depreciation and amortization expense.

 Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$84	$83
Operating expenses:
Sales and marketing	569	266
Research, development and engineering	629	418
General and administrative	5,435	4,963
Total	$6,717	$5,730

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $11.5 million and $21.5 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense, net decreased during the three months ended March 31, 2022 primarily due to approximately $6.2 million less interest expense due to the redemption of our 3.25% Convertible Notes in August 2021 and the adoption of ASU 2020-06 during the first quarter of 2022, which resulted in approximately $3.8 million less interest expense due to our no longer amortizing a debt discount on the 1.75% Convertible Notes.

Unrealized gain on short-term investment. Unrealized gain on short-term investment was $9.0 million and zero during the three months ended March 31, 2022 and 2021, respectively. The increase in the first quarter of 2022 was due to the unrealized gain on our investment in Consensus recorded during the first quarter of 2022.

Other income, net. Our other income, net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other income, net was $2.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Other income, net changed for the three months ended March 31, 2022 compared to the prior year period due to certain miscellaneous items and changes in gain or losses on currency exchange.

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

Provision for income taxes amounted to $5.1 million and $(6.9) million for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate was 16.7% and (90.3)% for the three months ended March 31, 2022 and 2021, respectively.

The increase in our effective income tax rate for the three months ended March 31, 2022 was primarily attributable to the following:

1.a tax benefit recognized during the three months ended March 31, 2021 due to the release of a valuation allowance on deferred tax assets related to the impairment of certain U.S. investments with no similar event in 2022; and

2.an increase in our effective income tax rate during 2022 due to a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; partially offset by

3.a decrease in tax expense during 2022 due to an increase in our U.S. deduction for foreign derived intangible income (“FDII”); and

4.a decrease in our effective income tax rate during 2022 due to a gain recorded for book purposes for the mark-to-market adjustment of our remaining Consensus shares held as of March 31, 2022 that resulted in no tax expense since the Company has the ability to dispose of the investment tax-free under certain guidelines.

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

Equity Method Investment

Income (loss) from equity method investment, net. Income (loss) from equity method investment, net is generated from our investment in the OCV Fund I, LP (the “Fund”) for which we receive annual audited financial statements. The investment in the Fund, including management fees, is presented net of tax and on a one-quarter lag due to the timing and availability of financial information from the Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

The (loss) income from equity method investment, net was $(0.8) million and $24.3 million net of tax benefit (expense) for the three months ended March 31, 2022 and 2021, respectively. The decrease in income from equity method investment, net during the three months ended March 31, 2022 was primarily due to lower gains on the underlying investments. During the three months ended March 31, 2022 and 2021, the Company recognized expense for management fees of $0.8 million and $0.8 million, net of tax benefit, respectively.

Digital Media and Cybersecurity and Martech Results

Our businesses are based on the organization structure used by management for making operating and investment decisions and for assessing performance and have been aggregated into two reportable segments: (i) Digital Media and (ii) Cybersecurity and Martech.

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

Digital Media

The financial results are presented as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Gross sales	$234,827	$226,874
Inter-business net sales	(132)	(68)
Net sales	234,695	226,806
Cost of revenues	24,989	20,725
Gross profit	209,706	206,081
Operating expenses	177,586	175,428
Operating income	$32,120	$30,653

Digital Media’s net sales of $234.7 million for the three months ended March 31, 2022 increased $7.9 million, or 3.5%, compared to the prior year period primarily due to business acquisitions and organic growth related to certain of our businesses.

Digital Media’s gross profit of $209.7 million for the three months ended March 31, 2022 increased $3.6 million, or 1.8%, compared to the prior year period primarily due to the increase in revenue.

Digital Media’s operating expenses of $177.6 million for the three months ended March 31, 2022 increased $2.2 million, or 1.2%, compared to the prior year period. The increase in the three months ended March 31, 2022 is primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs, including severance and (b) creative and selling costs.

As a result of these factors, Digital Media’s operating income of $32.1 million for the three months ended March 31, 2022 increased $1.5 million, or 4.8%, compared to the prior year period.

Cybersecurity and Martech

The financial results are presented as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Gross sales	$80,494	$84,901
Inter-business net sales	(121)	(50)
Net sales	80,373	84,851
Cost of revenues	20,980	22,944
Gross profit	59,393	61,907
Operating expenses	47,065	50,042
Operating income	$12,328	$11,865

Cybersecurity and Martech net sales of $80.4 million for the three months ended March 31, 2022 decreased $4.5 million, or 5.3%, compared to the prior year period primarily due to the sale of the B2B Back-up business during the third quarter of 2021, partially offset by business acquisitions.

Cybersecurity and Martech gross profit of $59.4 million for the three months ended March 31, 2022 decreased $2.5 million, or 4.1%, compared to the prior year period primarily due to the sale of the B2B Back-up business during the third quarter of 2021, partially offset by business acquisitions.

Cybersecurity and Martech operating expenses of $47.1 million for the three months ended March 31, 2022 decreased $3.0 million, or 5.9%, compared to the prior year period primarily due to the sale of the B2B Back-up business during the third quarter of 2021.

As a result of these factors, Cybersecurity and Martech operating income of $12.3 million for the three months ended March 31, 2022 increased $0.5 million, or 3.9%, from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

As of March 31, 2022, we had cash, cash equivalents and investments of $988.7 million compared to $1,046.6 million at December 31, 2021. At March 31, 2022, cash and investments consisted of cash and cash equivalents of $629.0 million, short-term investments in equity securities of $238.2 million and long-term investments of $121.6 million. As of March 31, 2022, cash and investments held within domestic and foreign jurisdictions were $847.1 million and $141.6 million, respectively.

On September 25, 2017, the Company entered into a commitment to invest $200 million (approximately 76.6% of equity) in the “Fund”. The manager, OCV Management, LLC , and general partner of the Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board of Directors (the “Board”) of the Company, is indirectly the majority equity holder and a related party. Mr. Ressler’s tenure with the Board of Directors of the Company ended as of May 10, 2022. As a limited partner in the Fund, prior to the settlement of certain litigation generally related to the Company’s investment in the Fund, in January 2022, the Company paid an annual management fee to the manager equal to 2.0% of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner would be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. At the time of the settlement of the litigation, the Company had invested approximately $128.8 million in the Fund. In connection with the settlement of the litigation, among other terms, no further capital calls will be made in connection with our investment in the Fund, nor will any management fees be paid by the Company to the manager. For more information related to the litigation, see Note 9 – Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Financings

As of March 31, 2022 and December 31, 2021, there were no amounts drawn under the Credit Agreement.

During the three months ended March 31, 2022, the Company repurchased approximately $54.6 million in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $55.4 million.

Material Cash Requirements

Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases, holdback amounts in connection with certain business acquisitions, commitments related to the transition tax on unrepatriated foreign earnings, incurred but not paid amounts of self-insurance as well as other commitments. As of March 31, 2022, we and our subsidiaries had outstanding $1.1 billion in aggregate principal amount of indebtedness, of which none is due in the succeeding twelve months. As of March 31, 2022, our total minimum lease payments are $81.0 million, of which approximately $26.7 million are due in the succeeding twelve months. As of March 31, 2022, our liability for uncertain tax positions was $42.9 million. There were no material changes to our cash requirements during the three months ended March 31, 2022.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Cash Flows

Our Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2021 include the activity from the cloud fax business, which was separated from the Company on October 7, 2021. Refer to Note 5 – Discontinued Operations in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information. Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $116.5 million and $178.7 million for the three months ended March 31, 2022 and 2021, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The decrease in our net cash provided by operating activities during the three months ended March 31, 2022 compared to 2021 period is attributable to lower earnings before non-cash adjustments, primarily as a result of the Separation, the timing and amount of collections from our customers and a decrease in deferred revenue, partially offset by income on our investment in the Fund in 2021. Our cash and cash equivalents were $629.0 million and $694.8 million at March 31, 2022 and December 31, 2021, respectively.

Net cash used in investing activities was $58.6 million and $29.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase in our net cash used in investing activities during the three months ended March 31, 2022 compared to 2021 period is primarily related to our 2022 business acquisitions and higher capital expenditures associated with the purchase of property and equipment, including capitalized labor, partially offset by the purchase of equity method investment in 2021.

Net cash used in financing activities was $120.7 million and $20.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase in the net cash used in financing activities during the three months ended March 31, 2022 compared to 2021 period is primarily related to share repurchases and repurchases of our 4.625% Senior Notes in 2022.
Stock Repurchase Program

On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program.

A summary of share repurchases under the 2020 Program during the three months ended March 31, 2022 is as follows (in millions, except share and per share amounts):

Total number of shares repurchased	Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of March 31, 2022
554,289	$58.7	$105.87	6,509,401

Cumulatively at March 31, 2022, 3,490,599 shares were repurchased at an aggregate cost of $284.2 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Ziff Davis undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2021 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2022.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2022, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $629.0 million and $694.8 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

Market Risk

In connection with the Separation, we retained a 19.9% interest in Consensus, which was valued at approximately $238.2 million as of March 31, 2022, based upon the quoted market price of Consensus common stock. Our results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market. The Company recorded an unrealized gain of approximately $9.0 million on its investment in Consensus during the three months ended March 31, 2022. The carrying value of our investment in Consensus at March 31, 2022 was $238.2 million, or approximately 6.5% of the Company’s consolidated total assets. A $2.00 increase or decrease in the share price of Consensus common stock would result in an unrealized gain or loss, respectively, of approximately $7.9 million.

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada, the United Kingdom, Australia, and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, the British Pound Sterling, Australian Dollar, the Euro, the Hong Kong Dollar, the Japanese Yen, the New Zealand Dollar, and the Norwegian Kroner. If we are unable to settle our inter-company debts in a timely manner, we remain exposed to foreign currency fluctuations.

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

During the three months ended March 31, 2022 and 2021, foreign exchange gains (losses) amounted to $2.3 million and $(0.1) million, respectively.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended March 31, 2022 and 2021 were $6.3 million and $8.4 million, respectively.

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

As of March 31, 2022, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to a material weakness in internal control over financial reporting identified in our 2021 Form 10-K for the year ended December 31, 2021, as described below.

During the year ended December 31, 2021, we determined that we did not design and maintain effective controls over the accounting for certain elements related to the Consensus Cloud Solutions, Inc. (“Consensus”) spin-off resulting in a material weakness. This material weakness is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our condensed consolidated financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations for the interim periods presented.

Remediation Efforts and Status of the Material Weakness

To remediate the material weakness, our management is in the process of enhancing and revising the design of existing controls and procedures over our accounting for significant unusual transactions. These controls relate to the research, analysis and documentation supporting our management’s evaluations, judgments, and conclusions that are required in order to account for significant unusual transactions. We will enhance our approach to and the execution of the research, analysis, and documentation related to these matters. Our process of consulting third party experts will also be enhanced and we will continue to include outreach to and coordination with experts with the relevant knowledge and experience to assist our management with the evaluation of our accounting for significant unusual transactions.

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

Management’s Report on Internal Control over Financial Reporting

Other than in respect of the remediation activities undertaken in connection with the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

See discussion of legal proceedings in Note 9 – Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors

There has not been material change in our risk factors since filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

 None.

Issuer Purchases of Equity Securities

On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the three months ended March 31, 2022, 554,289 shares were repurchased under the 2020 Program. These shares were subsequently retired.

Cumulatively, as of March 31, 2022, 3,490,599 shares were repurchased at an aggregate cost of $284.2 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. See Note 11 - Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1of Part II.

The following table details the repurchases that were made under and outside the 2020 Program during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2022 - January 31, 2022	566,803	$105.83	554,289	6,509,401
February 1, 2022 - February 28, 2022	327	$101.41	—	6,509,401
March 1, 2022 - March 31, 2022	27,531	$98.24	—	6,509,401
Total	594,661		554,289	6,509,401

(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 7, 2021 (3)
3.4	Fifth Amended and Restated By-Laws (4)
10.1	Termination Agreement, dated April 25, 2022, by and between Ziff Davis, Inc. and Orchard Capital Corporation (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
(1)     Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on June 10, 2014.
(2)     Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 1, 2019.
(3)     Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on October 8, 2021.
(4)     Incorporated by reference to Ziff Davis’ Quarterly Report on Form 10-Q filed with the Commission on November 9, 2021.
(5)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on April 29, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS, INC.
(registrant)

Date:	May 10, 2022	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2022	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer
(Principal Accounting Officer)