Form 10-Q
period 2022-06-30
ZIFF DAVIS, INC.
filed 2022-08-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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

There were 47,191,454 shares outstanding of the Registrant’s common stock as of August 5, 2022.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2022

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$648,290	$694,842
Short-term investments	72,535	229,200
Accounts receivable, net of allowances of $8,116 and $9,811, respectively (includes $6,152 and $9,272 due from related party, respectively)	243,300	316,342
Prepaid expenses and other current assets	60,956	60,290
Total current assets	1,025,081	1,300,674
Long-term investments	128,460	122,593
Property and equipment, net	166,152	161,209
Operating lease right-of-use assets	48,565	55,617
Trade names, net	147,621	147,761
Customer relationships, net	248,522	275,451
Goodwill	1,603,340	1,531,455
Other purchased intangibles, net	140,597	149,513
Deferred income taxes, noncurrent	7,321	5,917
Other assets	27,436	20,090
TOTAL ASSETS	$3,543,095	$3,770,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$191,922	$226,621
Income taxes payable, current	4,027	3,151
Deferred revenue, current	194,522	185,571
Operating lease liabilities, current	24,867	27,156
Current portion of long-term debt	68,506	54,609
Other current liabilities	203	130
Total current liabilities	484,047	497,238
Long-term debt	1,033,695	1,036,018
Deferred revenue, noncurrent	9,246	14,839
Operating lease liabilities, noncurrent	43,634	53,708
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	43,597	42,546
Deferred income taxes	88,217	108,982
Other long-term liabilities	34,788	37,542
TOTAL LIABILITIES	1,748,899	1,802,548
Commitments and contingencies (Note 9)	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,191,337 and 47,440,137 shares at June 30, 2022 and December 31, 2021, respectively.	472	474
Additional paid-in capital	426,104	509,122
Retained earnings	1,451,316	1,515,358
Accumulated other comprehensive loss	(83,696)	(57,222)
TOTAL STOCKHOLDERS’ EQUITY	1,794,196	1,967,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,543,095	$3,770,280

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$337,356	$341,293	$652,424	$652,950

Cost of revenues (1)	46,004	48,785	92,104	92,637
Gross profit	291,352	292,508	560,320	560,313
Operating expenses:
Sales and marketing (1)	123,777	120,421	241,539	228,372
Research, development and engineering (1)	19,721	17,705	38,148	37,380
General and administrative (1)	101,967	111,698	204,184	224,996
Goodwill impairment on business	—	32,629	—	32,629
Total operating expenses	245,465	282,453	483,871	523,377
Income from operations	45,887	10,055	76,449	36,936
Interest expense, net	(6,956)	(21,013)	(18,466)	(42,490)
Gain on sale of businesses	—	823	—	2,802
Unrealized loss on short-term investments	(27,317)	—	(18,366)	—
Loss on investments, net	(48,243)	(16,677)	(48,243)	(16,677)
Other income (loss), net	6,345	(816)	8,744	(573)
(Loss) income from continuing operations before income taxes and (loss) income from equity method investment, net	(30,284)	(27,628)	118	(20,002)
Income tax expense (benefit)	10,051	(10,334)	15,131	(17,218)
(Loss) income from equity method investment, net	(6,101)	(5,751)	(6,886)	18,519
Net (loss) income from continuing operations	(46,436)	(23,045)	(21,899)	15,735
Income from discontinued operations, net of income taxes	—	38,762	—	77,905
Net (loss) income	$(46,436)	$15,717	$(21,899)	$93,640

Net (loss) income per common share from continuing operations:
Basic	$(0.99)	$(0.52)	$(0.47)	$0.35
Diluted	$(0.99)	$(0.52)	$(0.47)	$0.33
Net income per common share from discontinued operations:
Basic	$—	$0.87	$—	$1.75
Diluted	$—	$0.87	$—	$1.65
Net (loss) income per common share:
Basic	$(0.99)	$0.35	$(0.47)	$2.10
Diluted	$(0.99)	$0.35	$(0.47)	$1.98
Weighted average shares outstanding:
Basic	46,978,709	44,613,533	47,016,351	44,506,933
Diluted	46,978,709	44,613,533	47,016,351	47,130,979

(1) Includes share-based compensation expense as follows:
Cost of revenues	$142	$67	$226	$150
Sales and marketing	1,106	278	1,675	544
Research, development and engineering	852	458	1,481	876
General and administrative	5,603	5,066	11,038	10,029
Total	$7,703	$5,869	$14,420	$11,599
 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net (loss) income	$(46,436)	$15,717	$(21,899)	$93,640
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(24,265)	3,256	(30,530)	(5,168)
Consensus separation adjustment	—	—	4,056	—
Other comprehensive (loss) income, net of tax	(24,265)	3,256	(26,474)	(5,168)
Comprehensive (loss) income	$(70,701)	$18,973	$(48,373)	$88,472

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2022	2021
Net (loss) income	$(21,899)	$93,640
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	118,943	130,226
Amortization of financing costs and discounts	1,398	14,058
Non-cash operating lease costs	5,913	6,714
Share-based compensation	14,420	12,363
Provision for credit losses on accounts receivable	(1,376)	4,329
Deferred income taxes, net	(10,266)	(11,853)
Gain on extinguishment of debt, net	(1,393)	—
Gain on sale of businesses	—	(2,802)
Lease asset impairments and other charges	168	7,829
Goodwill impairment on business	—	32,629
Changes in fair value of contingent consideration	(9)	562
Foreign currency remeasurement gain	549	415
Loss (income) from equity method investments	6,886	(18,519)
Unrealized loss on short-term investments	18,366	—
Loss on investments, net	48,243	16,677
Decrease (increase) in:
Accounts receivable (includes $8,351 and $0 with related parties)	77,168	65,312
Prepaid expenses and other current assets	5,804	(7,720)
Operating lease right-of-use assets	2,260	689
Other assets	(7,250)	(701)
Increase (decrease) in:
Accounts payable and accrued expenses	(45,329)	(23,438)
Income taxes payable	8,825	(15,123)
Deferred revenue	(11,882)	2,499
Operating lease liabilities	(13,721)	(14,218)
Liability for uncertain tax positions	403	(3,567)
Other long-term liabilities	(3,737)	21
Net cash provided by operating activities	192,484	290,022
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	—	663
Investment in available-for-sale securities	(15,000)	—
Purchases of equity method investment	—	(11,053)
Purchases of equity investments	—	(999)
Purchases of property and equipment	(53,876)	(57,766)
Proceeds from sale of assets	—	6,033
Acquisition of businesses, net of cash received	(92,425)	(89,489)
Net cash used in investing activities	(161,301)	(152,611)
Cash flows from financing activities:
Payment of debt	(72,853)	(2,802)
Proceeds from term loan	89,991	2,811
Debt extinguishment costs	(756)	—
Repurchase of common stock	(76,345)	(22,934)
Issuance of common stock under employee stock purchase plan	5,235	4,232
Exercise of stock options	148	1,331

Deferred payments for acquisitions	(7,094)	(12,934)
Other	(5)	(1,294)
Net cash used in financing activities	(61,679)	(31,590)
Effect of exchange rate changes on cash and cash equivalents	(16,056)	(616)
Net change in cash and cash equivalents	(46,552)	105,205
Cash and cash equivalents at beginning of period	694,842	242,652
Cash and cash equivalents at beginning of period associated with discontinued operations	—	66,210
Cash and cash equivalents at beginning of period associated with continuing operations	694,842	176,442
Cash and cash equivalents at end of period	648,290	347,857
Cash and cash equivalents at end of period associated with discontinued operations	—	107,666
Cash and cash equivalents at end of period associated with continuing operations	$648,290	$240,191

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2021 and 2022
(Unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2021
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, April 1, 2021	44,489,399	$445	$455,625	$882,071	$(63,230)	$1,274,911
Net income	—	—	—	15,717	—	15,717
Other comprehensive income, net of tax expense of zero	—	—	—	—	3,256	3,256
Exercise of stock options	30,234	—	887	—	—	887
Issuance of shares under employee stock purchase plan	58,145	1	4,231	—	—	4,232
Exercise of 3.25% Convertible Note	19,033	—	—	—	—	—
Issuance of restricted stock, net	198,579	2	(2)	—	—	—
Repurchase and retirement of common stock	(87,155)	(1)	(5,570)	(5,183)	—	(10,754)
Share based compensation	—	—	6,251	—	—	6,251
Balance, June 30, 2021	44,708,235	$447	$461,422	$892,605	$(59,974)	$1,294,500

	Three Months Ended June 30, 2022
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, April 1, 2022	46,952,300	$470	$415,653	$1,508,802	$(59,431)	$1,865,494
Net loss	—	—	—	(46,436)	—	(46,436)
Other comprehensive loss, net of tax expense of zero	—	—	—	—	(24,265)	(24,265)
Issuance of shares under employee stock purchase plan	76,741	1	5,234	—	—	5,235
Restricted stock issued, net	354,407	3	(3)	—	—	—
Repurchase and retirement of common stock	(192,111)	(2)	(2,483)	(11,050)	—	(13,535)
Share based compensation	—	—	7,703	—	—	7,703
Balance, June 30, 2022	47,191,337	$472	$426,104	$1,451,316	$(83,696)	$1,794,196

	Six months ended June 30, 2021
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2021	44,346,630	$443	$456,274	$809,107	$(54,806)	$1,211,018
Net income	—	—	—	93,640	—	93,640
Other comprehensive income, net of tax expense of zero	—	—	—	—	(5,168)	(5,168)
Exercise of stock options	45,351	1	1,330	—	—	1,331
Issuance of shares under employee stock purchase plan	58,145	1	4,231	—	—	4,232
Exercise of 3.25% Convertible Note	19,033	—	—	—	—	—
Vested restricted stock	434,518	4	(4)	—	—	—
Repurchase and retirement of common stock	(195,442)	(2)	(12,790)	(10,142)	—	(22,934)
Share based compensation	—	—	12,363	—	—	12,363
Other, net	—	—	18	—	—	18
Balance, June 30, 2021	44,708,235	447	461,422	892,605	(59,974)	1,294,500

	Six Months Ended June 30, 2022
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2022	47,440,137	$474	$509,122	$1,515,358	$(57,222)	$1,967,732
Reclassification of the equity component of 1.75% Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(88,137)	23,436	—	(64,701)
Net loss	—	—	—	(21,899)	—	(21,899)
Other comprehensive loss, net of tax expense of zero	—	—	—	—	(30,530)	(30,530)
Exercise of stock options	5,439	—	148	—	—	148
Issuance of shares under employee stock purchase plan	76,741	1	5,234	—	—	5,235
Restricted stock issued, net	455,792	4	(4)	—	—	—
Repurchase and retirement of common stock	(786,772)	(7)	(14,663)	(61,675)	—	(76,345)
Share based compensation	—	—	14,420	—	—	14,420
Consensus separation adjustment	—	—	—	(3,915)	4,056	141
Other, net	—	—	(16)	11	—	(5)
Balance, June 30, 2022	47,191,337	$472	$426,104	$1,451,316	$(83,696)	$1,794,196

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
Discontinued Operations
On October 7, 2021, the Company completed the separation of its cloud fax business (the “Separation”) into an independent publicly traded company, Consensus Cloud Solutions, Inc. (“Consensus”). The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. The Company’s stockholders of record received one share of Consensus common stock for every three shares of J2 Global’s common stock. Ziff Davis, Inc., formerly J2 Global, Inc., retained a 19.9% interest in Consensus following the Separation (the “Investment in Consensus”). The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed. Accordingly, the Condensed Consolidated Financial Statements reflect the results of the cloud fax business as a discontinued operation for all periods presented. Ziff Davis did not retain a controlling interest in Consensus.

On June 9, 2022, certain selling shareholders of Consensus executed an underwritten public offering pursuant to a registration statement filed by Consensus with the SEC for 2,000,000 shares of its common stock (including a 30-day option for the underwriters to purchase from the selling shareholders an additional 300,000 shares at the public offering price less the underwriting discount). On June 10, 2022, the Company entered into a Fifth Amendment to its existing Credit Agreement, providing for the issuance of a senior secured term loan under the Credit Agreement (the “Term Loan Facility”), in an aggregate principal amount of approximately $90.0 million. During the three months ended June 30, 2022, the Company completed an exchange of 2,300,000 shares of its common stock of Consensus (the “Disposed Consensus Shares”) with the selling shareholders to settle the Company’s obligation to repay the $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus related interest (the “Debt-for-Equity Exchange”) and the corresponding underwriting fees. Refer to Note 8 -

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Debt for further discussion. As of June 30, 2022, the Company continues to hold 1.7 million shares of common stock of Consensus (the “Retained Consensus Shares”). The Investment in Consensus represents the investment into equity securities for which the Company elected the fair value option and subsequent fair value changes in the Consensus shares are included in the assets of and results from continuing operations. Refer to Note 4 - Investments and Note 5 - Discontinued Operations for additional information.

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

Variable Interest Entities (“VIEs”)

A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates its investments in entities in which it is involved to determine if the entity is a VIE and if so, whether it holds a variable interest and is the primary beneficiary. The Company has determined that it holds a variable interest in its investment as a limited partner in the OCV Fund I, LP (“OCV Fund”, “OCV” or the “Fund”) and in Group Black, Inc. (“Group Black”). In determining whether the Company is deemed to be the primary beneficiary of the VIE, both of the following characteristics must be present:

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

OCV qualifies as an investment company under ASC Topic 946, Financial Services, Investment Companies (“ASC 946”). Under ASC Topic 323, Investments - Equity Method and Joint Ventures, an investor that holds investments that qualify for specialized industry accounting for investment companies in accordance with ASC 946 should record its share of the earnings or losses, realized or unrealized, as reported by its equity method investees in the Condensed Consolidated Statements of Operations.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

Ziff Davis has variable interests in Group Black. Group Black is a limited partnership and is managed by its Board of Directors. As of June 30, 2022, the Company does not have voting rights in the investee and lacks the power and the ability to control or direct the significant economic operations of the investee. Ziff Davis is not a primary beneficiary and does not consolidate the entity under either the VIE model or the voting interest (“VOE”) model. Refer to Note 4 - Investments for additional detail.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
 Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of ASC Topic. 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. During the six months ended June 30, 2022, the Company did not have any events or circumstances indicating impairment of long-lived assets. During the three and six months ended June 30, 2022, Ziff Davis recorded an impairment of certain operating right-of use assets in the amount of $0.2 million. During the six months ended June 30, 2021, the Company recorded impairments of $7.8 million associated with its sublease tenants in default as a result of the economic effects of COVID-19. The impairment is presented in general and administrative expense on the Condensed Consolidated Statement of Operations.

The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and the transfer is expected to qualify for recognition as a sale within one year, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to twenty years and are included in general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then it performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. In the second quarter of 2021, the Company recorded an impairment to goodwill associated with the plan to sell the Company’s B2B Backup business. No impairments to goodwill or other intangible assets were recorded during the six months ended June 30, 2022.

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

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. The valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

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

Recent Accounting Pronouncements

Recently issued applicable accounting pronouncements not yet adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides for optional financial reporting alternatives to reduce cost and complexities associated with accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. This update applies only to contracts, hedging relationships, and other transactions that reference London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The accommodations are available for all entities through December 31, 2022, with early adoption permitted. We are currently evaluating the effect the adoption of this update will have on our condensed consolidated financial statements and related disclosures.

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The provisions of this update simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt - Debt with Conversion and Other Options, for convertible instruments. The convertible debt instruments will be accounted for as a single liability at the amortized cost if separation is no longer required unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported noncash interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. Additionally, ASU No. 2020-06 requires the use of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
In October 2021, the FASB issued Accounting Standards Update (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022, with early adoption permitted, including in interim periods. The Company early adopted ASU 2021-08 during the second quarter of 2022. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. Therefore, the adoption of ASU 2021-08 was applied retrospectively to January 1, 2022. The adoption of ASU 2021-08 did not have a material impact on our condensed consolidated financial statements and related disclosures.

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2022 presentation (see Note 2).

2.Revenues

Digital Media

Digital Media revenues are earned primarily from the delivery of advertising services and from subscriptions to services and information.

Revenue is earned from the delivery of advertising services on websites that are owned and operated by us and on those websites that are part of Digital Media’s advertising network. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when any of the following performance obligations are satisfied: (i) when an advertisement is placed for viewing, (ii) when a qualified sales lead is delivered, (iii) when a visitor “clicks through” on an advertisement or (iv) when commissions are earned upon the sale of an advertised product.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Digital Media
Advertising(1)	$189,198	$198,385	$359,265	$375,673
Subscription(1)	58,901	48,299	114,477	93,924
Other(1)	10,601	7,293	19,785	11,253
Total Digital Media revenues	$258,700	$253,977	$493,527	$480,850

Cybersecurity and Martech
Subscription	$78,910	$87,608	$159,404	$172,510
Total Cybersecurity and Martech revenues	$78,910	$87,608	$159,404	$172,510

Elimination of inter-segment revenues	(254)	(292)	(507)	(410)
Total Revenues	$337,356	$341,293	$652,424	$652,950

Timing of revenue recognition
Point in time	$9,202	$11,097	$18,185	$17,062
Over time	328,154	330,196	634,239	635,888
Total	$337,356	$341,293	$652,424	$652,950

(1) During the three and six months ended June 30, 2021, the Company reclassified approximately $1.5 million and $4.7 million of revenue from ‘Subscription’ to ‘Advertising’ and reclassified approximately $4.4 million and $6.5 million of revenue from ‘Subscription’ to ‘Other’ to conform with current period presentation. These reclassifications were made in order to separate games publishing revenue from traditional advertising revenue and to move job posting related revenue from subscriptions to advertising.

The Company has recorded $49.8 million and $46.2 million of revenue for the three months ended June 30, 2022 and 2021, respectively, and $122.7 million and $112.7 million of revenue for the six months ended June 30, 2022 and 2021, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of June 30, 2022 and December 31, 2021, the Company acquired $19.3 million and $9.5 million respectively, of deferred revenue in connection with the Company’s business acquisitions, which are subject to purchase accounting adjustments, as appropriate. Refer to Note 3 - Business Acquisitions for details.

Performance Obligations

We are often a party to multiple concurrent contracts with the same customer, or a party related to that customer. These situations require judgment to determine if those arrangements should be accounted for as a single contract. Consideration of both the form and the substance of the arrangement is required. The Company’s contracts with customers may include multiple performance obligations, including complex contracts when advertising and licensing services are sold together.

We determine the transaction price based on the amount to which we expect to be entitled in exchange for services provided. We include any fixed consideration within our contracts as part of the total transaction price. Our contracts occasionally contain some component of variable consideration, which is often immaterial and estimated. We do not include taxes assessed by a governmental authority that are (i) both imposed on and concurrent with a specific revenue-producing transaction and (ii) collected by us from the customer. The transaction price is allocated to each performance obligation based on its relative standalone selling price, which is determined at contract inception. In these instances, the Company determines its standalone selling prices based on the prices at which the Company separately sells each service.

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

Transaction Price Allocation to Future Performance Obligations

As of June 30, 2022, the aggregate amount of transaction price that is allocated to our performance obligations was approximately $27.5 million and is expected to be recognized as follows: 34% by December 31, 2022, 65% by December 31, 2023 and the rest thereafter. The amount disclosed does not include revenues related to performance obligations that are part of a contract with original expected duration of 12 months or less or portions of the contract that remain subject to cancellations.

3.Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.

The Company completed the following acquisitions during the six months ended June 30, 2022, paying the purchase price in cash in each transaction: (a) a share purchase of Lifecycle Marketing Group Limited, acquired on January 21, 2022, a United Kingdom-based portfolio of pregnancy and parenting brands, including Emma’s Diary and Health Professional Academy, reported within our Digital Media segment; (b) a share purchase of FitNow, Inc, acquired on June 2, 2022, a Massachusetts-based provider of weight loss products and support, reported within our Digital Media segment; and (c) two immaterial Digital Media acquisitions.

The Condensed Consolidated Statement of Operations since the date of each acquisition and the Condensed Consolidated Balance Sheets as of June 30, 2022, reflect the results of operations of all 2022 acquisitions. For the six months ended June 30, 2022, these acquisitions contributed $7.4 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $107.1 million net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the preliminary allocation of the purchase consideration for all acquisitions as of June 30, 2022 (in thousands):

Assets and Liabilities	2022 Acquisitions
Accounts receivable	$6,703
Prepaid expenses and other current assets	897
Property and equipment	370
Trade names	11,902
Customer relationship	22,170
Goodwill	81,725
Other intangibles	16,830
Other long-term assets	11
Accounts payable and accrued expenses	(3,383)
Deferred revenue	(19,274)
Deferred tax liability	(10,485)
Other long-term liabilities	(326)
Total	$107,140

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

The fair value of the assets acquired includes accounts receivable of $6.7 million, of which none is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the six months ended June 30, 2022 was $81.7 million, of which $1.2 million is expected to be deductible for income tax purposes.

During the six months ended June 30, 2022, the purchase price accounting has been finalized for the following 2021 acquisitions: DailyOM and SEOmoz. During the six months ended June 30, 2022, the Company also recorded adjustments to the initial working capital and to the purchase accounting of certain other prior period acquisitions due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net increase in goodwill of $1.8 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting of certain prior period acquisitions due to the finalization of prior period acquisitions in the Cybersecurity and Martech businesses which resulted in a net decrease in goodwill of $0.1 million. Such adjustments had an immaterial impact on the amortization expense within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2022. Refer to Note 7 - Goodwill and Intangible Assets for additional information.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2022 acquisitions as if each acquisition had occurred on January 1, 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$343,275	$353,283	$668,309	$676,929
Net (loss) income from continuing operations	$(46,300)	$(22,941)	$(21,543)	$15,778
(Loss) income per common share from continuing operations - Basic	$(0.99)	$(0.51)	$(0.46)	$0.35
(Loss) income per common share from continuing operations - Diluted	$(0.99)	$(0.51)	$(0.46)	$0.33
2021

The Company completed the following acquisitions during the six months ended June 30, 2021, paying the purchase price in cash in each transaction: (a) an asset purchase of DailyOM, acquired on April 30, 2021, a California-based provider of health and wellness digital media, content and learning business; (b) a share purchase of SEOmoz, acquired on June 4, 2021, a Seattle-based provider of search engine optimization solutions; and (c) one immaterial Digital Media acquisition.

The Condensed Consolidated Statement of Operations since the date of each acquisition and balance sheet as of June 30, 2021, reflect the results of operations of all 2021 acquisitions. For the six months ended June 30, 2021, these acquisitions contributed $5.8 million to the Company’s revenues. Net income from continuing operations contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
consideration for these transactions was $91.0 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all acquisitions as of June 30, 2021, including individually material acquisitions noted separately (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$3,278
Prepaid expenses and other current assets	2,512
Property and equipment	1,838
Operating lease right-of-use assets, noncurrent	5,888
Trade names	10,007
Customer relationship	5,000
Goodwill	55,439
Other intangibles	29,237
Other long-term assets	62
Deferred tax asset	231
Accounts payable and accrued expenses	(2,656)
Deferred revenue	(7,048)
Operating lease liabilities, current	(7,191)
Other current liabilities	(14)
Deferred tax liability	(4,122)
Other long-term liabilities	(1,491)
Total	$90,970

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its acquisitions during the three months and six months ended as June 30, 2021 as if each acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Revenues	$351,172	$680,194
Net (loss) income from continuing operations	$(22,156)	$19,456
(Loss) income per common share from continuing operations - Basic	$(0.50)	$0.44
(Loss) income per common share from continuing operations - Diluted	$(0.50)	$0.41

SEOmoz

On June 4, 2021, the Company acquired all the outstanding issued capital of SEOmoz at a purchase consideration of $67.0 million, net of cash acquired and assumed liabilities. SEOmoz is a provider of search engine optimization (“SEO”) solutions. The Consolidated Statement of Operations since the date of acquisition and balance sheet as of December 31, 2021, reflect the results of operations of SEOmoz. For both of the three and six months ended June 30, 2021, SEOmoz contributed

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
$3.3 million to the Company’s revenues. Net income from continuing operations contributed by SEOmoz since the acquisition date was not separately identifiable due to the Company’s integration activities and is impracticable to provide.

The following table summarizes the allocation of the purchase consideration for the SEOmoz acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$3,278
Prepaid expenses and other current assets	2,512
Property and equipment	1,838
Operating lease right of use asset	5,888
Trade names	7,200
Customer relationships	5,000
Goodwill	41,192
Other intangibles	21,607
Other long-term assets	62
Intercompany	235
Accounts payables and accrued expenses	(2,656)
Other current liabilities	(14)
Deferred revenue	(7,048)
Operating lease liabilities, current	(7,191)
Deferred tax liability	(4,122)
Other long-term liabilities	(785)
Total	$66,996

The fair value of the assets acquired includes accounts receivable of $3.3 million. The gross amount due under contracts is $3.6 million, of which $0.3 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with this acquisition during the year ended December 31, 2021 is $41.2 million of which zero is expected to be deductible for income tax purposes.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and SEOmoz as if the acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Revenues	$349,473	$673,401
Net (loss) income from continuing operations	$(22,247)	$18,767
(Loss) income per common share from continuing operations - Basic	$(0.50)	$0.42
(Loss) income per common share from continuing operations - Diluted	$(0.50)	$0.40

4.Investments

Investments consist of equity and debt securities. There were no investments in an unrealized loss position as of June 30, 2022 and December 31, 2021.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for short-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operations (in thousands):

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
June 30, 2022
Investment in Consensus (equity securities)	$(29,052)	$101,587	$—	$72,535
Total	$(29,052)	$101,587	$—	$72,535

December 31, 2021
Investment in Consensus (equity securities)	$(69,290)	$298,490	$—	$229,200
Total	$(69,290)	$298,490	$—	$229,200

During the three months ended June 30, 2022, the Company completed the non-cash Debt-For-Equity Exchange of 2,300,000 shares of its Investment in Consensus with a fair value as of March 31, 2022 of $138.3 million for the extinguishment of $90.0 million of the Company’s Term Loan Facility and related interest. During the three months ended June 30, 2022, the Company incurred the loss of $48.2 million, including underwriting costs, in connection with disposal of the Disposed Consensus Shares and, which is presented within ‘Loss on investment, net’ on our Condensed Consolidated Statements of Operations. As of June 30, 2022, the Company holds 1.7 million shares of the common stock of Consensus. During the three and six months ended June 30, 2022, the Company recognized an unrealized loss on the Retained Consensus Shares of $27.3 million and $18.4 million, respectively.

During the second quarter of 2021, the Company recorded a $16.7 million impairment loss on certain equity securities related to a decline in value due to a pending sales transaction of an investee. The Company was not expected to recover the recorded cost of these securities and thus reduced such amount to what the Company expected to receive as a result of the sale. The Company subsequently sold these equity securities during fiscal year 2021.

Investment in corporate debt securities

On April 12, 2022, the Company entered into an agreement to acquire 4% convertible notes with an aggregate value of $15.0 million, which upon conversion would represent an equity interest equal to at least 3%, on a fully converted basis.

This investment is included in ‘Long-term investments, net’ in our Condensed Consolidated Balance Sheets and is classified as available-for-sale and initially measured at its transaction price and subsequently remeasured at fair value, with unrealized gains and losses reported as a component of other comprehensive income.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The table below summarizes the carrying value and the maximum exposure of Company’s investment in corporate debt securities as of June 30, 2022 (in thousands):

	June 30, 2022
	Carrying value	Maximum exposure
Investment in corporate debt securities	$15,000	$15,000
The Company’s maximum exposure to loss is limited to its proportional ownership in the investee. In addition, the Company is not required to contribute capital in an aggregate amount in excess of its capital commitment.

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale, with the unrealized gains and losses reported as a component of other comprehensive income (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Investment in corporate debt securities	$15,000	$—	$—	$15,000
Total	$15,000	$—	$—	$15,000

The Company determined that these debt securities were without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment.

The following table summarizes the Company’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2022	December 31, 2021
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	15,000	—
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$15,000	$—

Equity method investment

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The manager, OCV Management, LLC, and general partner of the Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board of Directors (the “Board”) of the Company, is indirectly the majority equity holder. Mr. Ressler’s tenure with the Board ended as of May 10, 2022. As a limited partner in the Fund, prior to the settlement of certain litigation generally related to the Company’s investment in the Fund in January 2022, the Company paid an annual management fee to the manager equal to 2.0% of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner would be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. At the time of the settlement of the litigation (see Note 9 – Commitments and Contingencies), the Company had invested approximately $128.8 million in the Fund. In connection with the settlement of the litigation, among other terms, no further capital calls will be made in connection with the Company’s investment in the Fund, nor will any management fees be paid by the Company to the manager. As such, during the six months ended June 30, 2022, the Company received no capital call notices from the manager of the Fund. During the six months ended June 30, 2021, the Company received capital call notices from the manager of the Fund for $11.1 million, inclusive of certain management fees. Approximately $10.1 million was paid for capital call notices during the six months ended June 30, 2021. During both the six months ended June 30, 2022 and 2021, the Company received no distributions from OCV.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag (including management fees) due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline. During the three months ended June 30, 2022 and 2021, the Company recognized an investment loss of $6.1 million and $5.8 million, net of tax benefit, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized an investment (loss) gain of $(6.9) million and $18.5 million, net of tax benefit (expense), respectively. The gain in fiscal 2021 was primarily the result of gains in the underlying investments. During the three months ended June 30, 2022 and 2021, the Company recognized expense for management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the six months ended June 30, 2022 and 2021, the Company recognized expense for management fees of $1.5 million and $1.5 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands). These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.

	June 30, 2022	December 31, 2021
Equity securities	$113,460	$122,593
Maximum exposure to loss	$113,460	$122,593

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

5.Discontinued Operations

Consensus Spin-Off

As further described in Note 1 - Basis of Presentation and Overview, on October 7, 2021, the Separation of the cloud fax business was completed. The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed as the Separation constituted a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, the Condensed Consolidated Financial Statements reflect the results of the cloud fax business as a discontinued operation for the three and six months ended June 30, 2021. The Condensed Consolidated Statements of Operations report discontinued operations separate from continuing operations. The Condensed Consolidated Statements of Comprehensive (Loss) Income, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Stockholders’ Equity combine continuing and discontinued operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The key components of cash flows from discontinued operations were as follows (in thousands):

Six Months Ended June 30, 2021
Capital expenditures	$8,010
Depreciation and amortization	$5,601
Deferred taxes	$(6,508)
In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, which are further discussed in Note 16 - Related Party Transactions. Further, certain of the Company’s management and members of its board of directors resigned from the Company as of the date of distribution and joined Consensus. In addition, one of the Company’s members of senior management as of June 30, 2022 has served on the board of directors of Consensus since the date of distribution.

The key components of income from discontinued operations were as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenues	$87,751	$174,279
Cost of revenues	(14,554)	(28,524)
Sales and marketing	(13,681)	(26,916)
Research, development and engineering	(1,940)	(3,616)
General and administrative	(5,977)	(12,025)
Interest expense and other	(351)	(199)
Income before income taxes	51,248	102,999
Income tax expense	12,486	25,094
Income from discontinued operations, net of income taxes	$38,762	77,905

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

The Company’s money market funds are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs. The fair value of the Company’s debt instruments was approximately $1.0 billion and $1.3 billion, as of June 30, 2022 and December 31, 2021, respectively (see Note 8 - Debt).

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Retained Consensus Shares are equity securities for which the Company elected the fair value option, and the fair value of the Retained Consensus Shares and subsequent fair value changes are included in our assets of and results from continuing operations, respectively. As of June 30, 2022 and December 31, 2021, the Company’s investment in Consensus common stock was remeasured at fair value based on Consensus’ closing stock price with a balance of $72.5 million and $229.2 million included on the Condensed Consolidated Balance Sheets, respectively. Unrealized loss of $27.3 million and $18.4 million were recorded on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively. The fair value of the investment in Consensus is determined using quoted market prices, which is a Level 1 input.

The fair value of our 4.625% Senior Notes (as defined in Note 8 - Debt) was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 1 inputs. The fair value of the Credit Facility (as defined in Note 8 - Debt) approximated its carrying amount due to its variable interest rate, which approximated a market interest rate, and was considered a Level 2 input.

The investment in corporate debt securities is measured at fair value on our Condensed Consolidated Balance Sheets. Unrealized gains and losses are reported in other comprehensive income until realized. Corporate debt securities do not have a readily determinable fair value because acquired securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The investment in corporate debt securities is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt securities is determined primarily based in significant estimates and assumptions, including Level 3 inputs. As of June 30, 2022, the fair value of our investment in corporate debt securities approximates its carrying value due to close proximity of the date of the investment to the reporting date. Refer to Note 4 - Investments for additional information.

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

The following table presents the fair values, valuation techniques, unobservable inputs, and ranges of the Company’s financial liabilities categorized within Level 3. The weighted averages below are a product of the unobservable input and fair value of the contingent consideration arrangement as of June 30, 2022.

	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent Consideration	Option-Based Model	Risk free rate	N/A	1.9%
		Debt spread	1.3% - 16.4%	9.4%
		Present value factor	N/A	26.9%
		Discount rate	N/A	27.3%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

The following tables present the fair values of the Company’s financial assets or liabilities (in thousands):

June 30, 2022	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$98,920	$—	$—	$98,920	$98,920
Investment in corporate debt securities	—	—	15,000	15,000	15,000
Investment in Consensus	72,535	—	—	72,535	72,535
Total assets measured at fair value	$171,455	$—	$15,000	$186,455	$186,455

Liabilities:
Contingent consideration	$—	$—	$3,047	$3,047	$3,047
Debt	1,015,010	—	—	1,015,010	1,102,201
Total liabilities measured at fair value	$1,015,010	$—	$3,047	$1,018,057	$1,105,248

December 31, 2021	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$144,255	$—	$—	$144,255	$144,255
Investment in Consensus	229,200	—	—	229,200	229,200
Total assets measured at fair value	$373,455	$—	$—	$373,455	$373,455

Liabilities:
Contingent consideration	$—	$—	$5,775	$5,775	$5,775
Debt	1,345,311	—	—	1,345,311	1,090,627
Total liabilities measured at fair value	$1,345,311	$—	$5,775	$1,351,086	$1,096,402

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the six months ended June 30, 2022 and 2021, there were no transfers that occurred between levels.

The following table presents a reconciliation of the Company’s Level 3 financial assets related to our investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2022	$—
Investment in corporate debt securities	15,000	Not applicable
Balance as of June 30, 2022	$15,000

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2022	$5,775
Contingent consideration	200
Total fair value adjustments reported in earnings	(9)	General and administrative
Contingent consideration payments	(2,919)	Not applicable
Balance as of June 30, 2022	$3,047

In connection with the Company’s other acquisition activity, contingent consideration of up to $3.0 million may be payable upon achieving certain future earnings before interest, taxes, depreciation and amortization (EBITDA), revenue, and/or unique visitor thresholds and had a combined fair value of $3.0 million and $5.8 million at June 30, 2022 and December 31, 2021, respectively. Due to the achievement of certain thresholds,$2.9 million and $5.8 million was paid during the six months ended June 30, 2022 and 2021, respectively.

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2022 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2022	$996,659	$534,796	$1,531,455
Goodwill acquired (Note 3)	81,725	—	81,725
Purchase accounting adjustments(1)	1,773	(137)	1,636
Foreign exchange translation	(2,584)	(8,892)	(11,476)
Balance as of June 30, 2022	$1,077,573	$525,767	$1,603,340

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions. Refer to Note 3 - Business Acquisitions.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Intangible Assets Subject to Amortization:

As of June 30, 2022, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.0 years	$260,802	$113,181	$147,621
Customer relationships (1)	8.0 years	690,343	441,821	248,522
Other purchased intangibles	8.8 years	480,781	340,184	140,597
Total		$1,431,926	$895,186	$536,740

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

(1)The Company amortizes customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5.0 years, despite the overall life of the asset.

Amortization expense, included in General and administrative expense on our Condensed Consolidated Statements of Operations, approximated $41.8 million and $46.7 million for the three months ended June 30, 2022 and 2021, respectively, and $83.0 million and $94.0 million for the six months ended June 30, 2022 and 2021, respectively.

8.    Debt

The Company’s debt as of June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	June 30, 2022	December 31, 2021
4.625% Senior Notes	$565,173	$641,276
1.75% Convertible Notes	550,000	550,000
Total Notes	1,115,173	1,191,276
Less: Unamortized discount	(3,581)	(91,593)
Deferred issuance costs	(9,391)	(9,056)
Total debt	1,102,201	1,090,627
Less: current portion	(68,506)	(54,609)
Total long-term debt, less current portion	$1,033,695	$1,036,018

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of June 30, 2022.

During the three and six months ended June 30, 2022, the Company repurchased approximately $21.5 million and $76.1 million, respectively, in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $18.2 million and $73.6 million, respectively. For the three and six months ended June 30, 2022, the Company recognized a gain of approximately $3.1 million and gain of approximately $1.9 million, respectively, associated with the repurchase of the 4.625% Senior Notes, which is recorded within ‘Interest expense, net’ on our Condensed Consolidated Statements of Operations.

As of June 30, 2022 and December 31, 2021, the estimated fair value of the 4.625% Senior Notes was approximately $482.5 million and $659.9 million, and was based on recent quoted market prices for the 4.625% Senior Notes which are Level 1 inputs. Refer to Note 6 - Fair Value Measurements.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of June 30, 2022 and December 31, 2021, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.

As of June 30, 2022, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

The Company may not redeem the 1.75% Convertible Notes prior to November 1, 2026, and no sinking fund is provided for the 1.75% Convertible Notes.

The 1.75% Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 1.75% Convertible Notes; (ii) equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; (iii) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

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

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and were being amortized to interest expense through the maturity date. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. Upon adoption of ASU 2020-06, the Company reclassified the $2.8 million from additional paid-in-capital to the long-term liability and recorded a cumulative adjustment to retained earnings for amortization from the issuance date through January 1, 2022 and will record amortization expense for these debt issuance costs through the maturity date. As of June 30, 2022, the total unamortized deferred issuance costs were $8.3 million.

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount (prior to adoption of ASU 2020-06) and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 6 - Fair

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Value Measurements). If such information is not available, the fair value is determined using cash flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2022 and December 31, 2021, the estimated fair value of the 1.75% Convertible Notes was approximately $532.5 million and $685.4 million, respectively.

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

At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement.

Debt-for-Equity Exchange

On June 10, 2022 (the “Term Loan Funding Date”), the Company entered into a Fifth Amendment to its Credit Agreement with MUFG Union Bank, N.A, as administrative agent and collateral agent and the lenders party thereto to effectuate the Debt-for-Equity Exchange. The Fifth Amendment to the Credit Agreement provided for the Term Loan Facility in an aggregate principal amount of $90.0 million and certain other changes to the Credit Agreement. The Term Loan had a maturity date that was 60 days after the Term Loan Funding Date. The Term Loan Facility bore interest at a base rate equal to the greater of (x) the Federal Funds Effective Rate, as defined in the Credit Agreement, in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent, as defined in the Credit Agreement, as its U.S. Dollar "Reference Rate" and (z) one month LIBOR plus 1%, provided that the base rate for any term loan made under the Credit Agreement shall be greater of clause (x) and (y) above in each case.

During the three months ended June 30, 2022, the Company borrowed approximately $90.0 million under the Term Loan Facility and completed the Debt-for-Equity Exchange of 2,300,000 shares of its common stock of Consensus to settle its obligation to repay the $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus an immaterial amount of interest. The Company recorded a loss on extinguishment of debt related to the Debt-for-Equity Exchange of approximately $0.5 million during the three months ended June 30, 2022 which is presented within ‘Interest expense, net’ on our Condensed Consolidated Statements of Operations.

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

On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against the Company in the Central District of California (20-cv-06906), alleging violations of federal securities laws. The Company has moved to dismiss the consolidated class action complaint. The court granted the motion to dismiss and the plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint. On August 8, 2022, the court granted the Company’s motion to dismiss the amended complaint without leave to amend.

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

The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $24.3 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.

10.    Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was (33.2)% and 37.4% for the three months ended June 30, 2022 and 2021, respectively and 12,760.8% and 86.1% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 have been disproportionately impacted due to the size of the discrete book loss related to the Disposed Consensus Shares and Retained Consensus Shares. The net loss recorded for book purposes for the Investment in Consensus, excluding transaction costs resulted in no tax benefit. The loss is not subject to tax since the Company has the ability to dispose of the investment in a tax-free manner based on guidance and requirements set out by the Internal Revenue Service. In addition, during the three months and six months ended June 30, 2021 the Company recognized a tax benefit for the release of a valuation allowance on deferred tax assets related to the impairment of certain investments and the goodwill impairment with no similar events for the period ending June 30, 2022.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Income (loss) from continuing operations before income taxes included a loss from domestic operations of approximately $30.6 million and $52.1 million for the six months ended June 30, 2022 and 2021, respectively, and income from foreign operations of $30.7 million and $32.1 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company had $43.6 million and $42.5 million, respectively, in liabilities for uncertain income tax positions from continuing operations. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statement of Operations.

Cash paid for income taxes net of refunds received for continuing operations was $15.4 million and $36.0 million for the six months ended June 30, 2022 and 2021, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheet. The Company’s prepaid taxes were zero and $0.8 million at June 30, 2022 and December 31, 2021, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. On February 24, 2021, the Company received a Notice of Deficiency for tax years 2012 through 2014 which disallowed certain deductions for domestic production. The Company disagrees with the Notice and filed a petition with the United States Tax Court on May 24, 2021. As of June 30, 2022, the audits are ongoing.

The Company is under audit by the California Franchise Tax Board (“FTB”) for its tax years 2012, 2013, 2015, and 2016. The FTB, however, has agreed to suspend its audit pending the outcome of the IRS audit for such tax years. As of June 30, 2022, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of June 30, 2022, the audits are ongoing.

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

11.    Stockholders’ Equity

Common Stock Repurchase Program

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans during the years ended December 31, 2021 and 2020 to execute repurchases under the 2020 Program. During the three months ended June 30, 2022, the Company repurchased 182,247 shares at an aggregate cost of approximately $12.7 million (including an immaterial amount of commission fees) under the 2020 Program. During the six months ended June 30, 2022, the Company repurchased 736,536 shares at an aggregate cost of approximately $71.3 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. Cumulatively as of June 30, 2022, 3,672,846 shares were repurchased at an aggregate cost of $296.9 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. As a result of the repurchases, the number of shares available for purchase as of June 30, 2022 is 6,327,154 shares of the Company’s common stock.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three months ended June 30, 2022 and 2021, the Company purchased and retired 9,864 and 87,155 shares, respectively, from plan participants for this purpose. During the six months ended June 30, 2022 and 2021, the Company purchased and retired 50,236 and 195,442 shares, respectively, from plan participants for this purpose.

12.    Stock Based Compensation

The Company’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of the Company’s common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s common stock on the date of grant for non-statutory stock options. As of June 30, 2022, zero shares underlying options and zero shares of restricted stock units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of June 30, 2022, 435,135 shares underlying options and 506,962 shares of restricted stock units were outstanding under the 2015 Plan.

 The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and four to eight years for the Chief Executive Officer. The Company granted 132,117 and 90,286 shares of restricted stock and restricted units (excluding awards with market conditions below) during the six months ended June 30, 2022 and 2021, respectively.

The Company has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the six months ended June 30, 2022 and 2021, the Company awarded 100,193 and 73,094 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the six months ended June 30, 2022 and 2021 were $87.11 and $94.40, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	June 30, 2022	June 30, 2021
Underlying stock price at valuation date	$99.32	$113.27
Expected volatility	36.7%	30.3%
Risk-free interest rate	1.8%	1.3%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Restricted stock award activity for the six months ended June 30, 2022 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	383,963	$62.65
Granted	—	—
Vested	(61,073)	80.67
Canceled	(1,605)	93.75
Nonvested at June 30, 2022	321,285	$60.36

Restricted stock unit activity for the six months ended June 30, 2022 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	360,743
Granted	232,310
Vested	(73,433)
Canceled	(12,658)
Outstanding at a June 30, 2022	506,962	2.9	$37,783,878
Vested and expected to vest at June 30, 2022	506,962	2.9	$37,783,878

As of June 30, 2022 and December 31, 2021, the Company had unrecognized share-based compensation cost of approximately $52.9 million and $44.3 million, respectively, associated with these restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 3.2 for restricted stock awards and 3.9 for restricted stock units.

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

The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.15% and 11.15% as of June 30, 2022 and 2021, respectively. The increase in forfeiture rate comes as a result of the Purchase Plan being offered to all employees regardless of employment location.

For the six months ended June 30, 2022 and 2021, 76,741 and 58,145 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of the Company’s common stock under the Purchase Plan was $5.2 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, 1,218,950 shares were available under the Purchase Plan for future issuance.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Company recognized $0.8 million and $0.7 million of compensation expense related to the Purchase Plan for the three months ended June 30, 2022 and 2021, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	June 30, 2022	June 30, 2021
Risk-free interest rate	1.54%	0.02%
Expected term (in years)	0.5	0.5
Dividend yield	0.00%	0.00%
Expected volatility	41.6%	29.5%
Weighted average volatility	41.6%	29.5%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
13.    Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net loss from continuing operations	$(46,436)	$(46,436)	$(23,045)	$(23,045)
Net income available to participating securities (1)	—	—	—	—
1.75% Convertible Notes interest expense (after-tax) (2)	—	—	—	—
Net loss available to the Company’s common shareholders from continuing operations	$(46,436)	$(46,436)	$(23,045)	$(23,045)
Denominator:
Weighted-average outstanding shares of common stock	46,978,709	46,978,709	44,613,533	44,613,533
Dilutive effect of:
Equity incentive plans	—	—	—	—
Convertible debt (2)	—	—	—	—
Common stock and common stock equivalents	46,978,709	46,978,709	44,613,533	44,613,533

Net loss per share from continuing operations:	$(0.99)	$(0.99)	$(0.52)	$(0.52)

	Six Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net (loss) income from continuing operations	$(21,899)	$(21,899)	$15,735	$15,735
Net loss available to participating securities (1)	—	—	(16)	(16)
1.75% Convertible Notes interest expense (after-tax) (2)	—	—	—	—
Net (loss) income available to the Company’s common shareholders from continuing operations	(21,899)	(21,899)	15,719	15,719
Denominator:
Weighted-average outstanding shares of common stock	47,016,351	47,016,351	44,506,933	44,506,933
Dilutive effect of:
Equity incentive plans	—	—	—	123,708
Convertible debt (2)	—	—	—	2,500,338
Common stock and common stock equivalents	47,016,351	47,016,351	44,506,933	47,130,979

Net (loss) income per share from continuing operations:	$(0.47)	$(0.47)	$0.35	$0.33

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
(2)Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible debt was calculated using the if-converted method for the three and six months ended June 30, 2022. The dilutive impact of convertible debt was calculated using the treasury stock method for the three and six months ended June 30, 2021 (see Note 8 - Debt).

For the three months ended June 30, 2022 and 2021, there were 1,263,394 and 1,187,395, respectively, stock options and restricted stock excluded from the calculation as they were anti-dilutive. For the six months ended June 30, 2022 and 2021, there were 1,263,394 and zero, respectively, stock options and restricted stock excluded from the calculation as they were anti-

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
dilutive. For the three months ended June 30, 2022 and 2021, there were 5,158,071 and 10,292,182 shares, respectively, related to convertible debt excluded from the calculation as they were anti-dilutive. For the six months ended June 30, 2022 and 2021, there were 5,158,071 and zero shares, respectively, related to convertible debt excluded from the calculation as they were anti-dilutive.

14.    Segment Information

The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). The CODM views the Company as two businesses: Digital Media and Cybersecurity and Martech.

The accounting policies of the businesses are the same as those described in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by reportable segment:
Digital Media	$258,700	$253,977	$493,527	$480,850
Cybersecurity and Martech	78,910	87,608	159,404	172,510
Elimination of inter-segment revenues	(254)	(292)	(507)	(410)
Total segment revenues	337,356	341,293	652,424	652,950
Corporate(1)	—	—	—	—
Total revenues	337,356	341,293	652,424	652,950

Gross profit by reportable segment:
Digital Media	$233,447	$228,698	$443,153	$434,759
Cybersecurity and Martech	58,263	63,895	117,656	125,754
Elimination of inter-segment gross profit	(358)	(76)	(489)	(126)
Total segment gross profit	291,352	292,517	560,320	560,387
Corporate(1)	—	(9)	—	(74)
Total gross profit	291,352	292,508	560,320	560,313

Direct costs by reportable segment(2):
Digital Media	$188,824	$184,592	$366,410	$360,010
Cybersecurity and Martech	45,686	85,090	92,751	135,074
Elimination of inter-segment direct costs	(358)	(76)	(489)	(126)
Total segment direct costs	234,152	269,606	458,672	494,958
Corporate(1)	11,304	12,847	25,199	28,419
Total direct costs	245,456	282,453	483,871	523,377

Operating income by reportable segment:
Digital Media	$44,623	$44,106	$76,743	$74,749
Cybersecurity and Martech	12,577	(21,195)	24,905	(9,320)
Total segment operating income	57,200	22,911	101,648	65,429
Corporate(1)	(11,313)	(12,856)	(25,199)	(28,493)
Income from operations	$45,887	$10,055	$76,449	$36,936

(1)Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(2)Direct costs for each segment include other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses. For the three and six months ended June 30, 2021, goodwill impairment related to our B2B Backup business is also included within direct costs for Cybersecurity and Martech.

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions other than as presented for Digital Media and Cybersecurity and Martech. Accordingly, the following segment information is presented for Digital Media and Cybersecurity and Martech.

	June 30, 2022	December 31, 2021
Assets:
Digital Media	$2,062,499	$2,043,204
Cybersecurity and Martech	1,090,546	1,088,741
Total assets from reportable segments	3,153,045	3,131,945
Corporate	390,050	638,335
Total assets	$3,543,095	$3,770,280

	Six Months Ended June 30,
	2022	2021
Capital expenditures
Digital Media	$46,777	$38,047
Cybersecurity and Martech	7,098	11,709
Total from reportable segments	53,875	49,756
Corporate	1	—
Capital expenditures of discontinued operations	—	8,010
Total capital expenditures	$53,876	$57,766

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and amortization:
Digital Media	$47,543	$49,076	$93,664	$97,426
Cybersecurity and Martech	12,264	12,836	25,121	27,061
Total from reportable segments	59,807	61,912	118,785	124,487
Corporate	65	45	158	138
Depreciation and amortization of discontinued operations	—	2,779	—	5,601
Total depreciation and amortization	$59,872	$64,736	$118,943	$130,226

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
United States	$286,757	$284,398	$550,232	$540,533
Canada	8,086	8,159	16,151	16,311
Ireland	7,732	9,342	16,544	19,055
All other countries	34,781	39,394	69,497	77,051
Total	$337,356	$341,293	$652,424	$652,950

	June 30, 2022	December 31, 2021
Long-lived assets:
United States	$677,416	$726,128
All other countries	74,041	63,423
Total	$751,457	$789,551

15.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax, for the three months ended June 30, 2022 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of April 1, 2022	$169	$(59,600)	$(59,431)
Other comprehensive loss before reclassification	—	(24,265)	(24,265)
Net current period other comprehensive loss	—	(24,265)	(24,265)
Balance as of June 30, 2022	$169	$(83,865)	$(83,696)

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax, for the six months ended June 30, 2022 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2022	$169	$(57,391)	$(57,222)
Other comprehensive loss	—	(30,530)	(30,530)
Consensus separation adjustment	—	4,056	4,056
Net current period other comprehensive loss	—	(26,474)	(26,474)
Balance as of June 30, 2022	$169	$(83,865)	$(83,696)

There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2022, accumulated other comprehensive loss and other comprehensive loss were adjusted by approximately zero and $4.1 million, respectively, related to the subsequent accounting for the Separation.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
16.    Related Party Transactions

Consensus

In preparation for and in executing the Separation, the Company incurred transaction-related costs, some of which were or the Company expects to be, reimbursed by Consensus. These transaction costs primarily related to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax and legal functions. In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement. The transition services agreement governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services and is expected to terminate no later than twelve months following the Separation. Amounts due from Consensus as of June 30, 2022 and December 31, 2021 were approximately $6.2 million and $9.3 million, respectively, related to reimbursement of certain costs pursuant to the transition services agreement, certain transaction related costs and other costs, and is included in ‘Accounts receivable’ within the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2022, the Company recorded an offset to expense of approximately zero and $1.2 million, respectively, from Consensus related to certain items above within ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2022, Consensus paid the Company approximately $11.5 million and $11.5 million, respectively, related to reimbursement of items described above.

Further, the Company assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis will remain the lessee under this lease and its obligations remain in place through October 7, 2022, after which time Consensus will take over the lease in full. During the three and six months ended June 30, 2022, the Company recorded an offset to lease expense of approximately $0.4 million and $0.9 million, respectively, related to this lease, however, Consensus paid the landlord directly (other than an immaterial amount of sublease payments from Ziff Davis to Consensus).

OCV

On September 25, 2017, the Company entered into a commitment to invest in the Fund. The manager, OCV Management, LLC, and general partner of the Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board, is indirectly the majority equity holder. Mr. Ressler’s tenure with the Board ended as of May 10, 2022. After Mr. Ressler’s tenure with the Board ended, the Fund is no longer a related party and activity subsequent to this date is not included within the following disclosures. During the three and six months ended June 30, 2022 and 2021, the Company recognized expense for management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and $1.5 million and $1.5 million, net of tax benefit, respectively. During the six months ended June 30, 2021, the Company received capital call notices from the management of OCV Management, LLC for $11.1 million, inclusive of certain management fees. Approximately $10.1 million was paid for capital call notices during the six months ended June 30, 2021. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner will be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. In connection with the settlement of certain litigation generally related to the Company’s investment in the Fund (see Note 9 - Commitments and Contingencies), among other terms, no further capital calls were made during the six months ended June 30, 2022 or will be made in the future in connection with the Company’s investment in the Fund, nor will any future management fees be paid by the Company to the manager.

17.    Subsequent Event

During July and August of 2022, the Company repurchased an additional $80.0 million in aggregate principal amount of the 4.625% Senior Notes at an aggregate purchase price of approximately $71.5 million.

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

The accounting requirements for reporting the Separation of Consensus as a discontinued operation were met when the Separation was completed on October 7, 2021. Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the results of the Consensus business as a discontinued operation. Ziff Davis retained a 19.9% interest in Consensus following the Separation (the “Investment in Consensus”). Ziff Davis did not retain a controlling interest in Consensus. On June 10, 2022, the Company entered into a Fifth Amendment to its Credit Agreement with MUFG Union Bank, N.A., as administrative agent and collateral agent and the lenders party thereto to effectuate the debt-for equity exchange of the portion of the Investment in Consensus. The Fifth Amendment to the Credit Agreement (i) provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $90.0 million (the “Term Loan Facility”) and (ii) certain other changes to the Credit Agreement. Refer to Note 8 - Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information. During the three months ended June 30, 2022, the Company borrowed approximately $90.0 million under the Term Loan Facility and completed a non-cash exchange of 2.3 million shares of the Investment in Consensus with a carrying value of $138.3 million to settle its obligation to repay the $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus related interest (the “Debt-for-Equity Exchange”). As of June 30, 2022, the Company holds 1.7 million shares of the common stock of Consensus. The Investment in Consensus represents an investment into equity securities for which the Company elected the fair value option and subsequent fair value changes in the Consensus shares are included in the assets of and results from continuing operations.

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

Performance Metrics

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Digital Media
Advertising(1)	$189,198	$198,385	$359,265	$375,673
Subscription(1)	58,901	48,299	114,477	93,924
Other(1)	10,601	7,293	19,785	11,253
Total Digital Media revenues	$258,700	$253,977	$493,527	$480,850

Cybersecurity and Martech
Subscription	$78,910	$87,608	$159,404	$172,510
Total Cybersecurity and Martech revenues	$78,910	$87,608	$159,404	$172,510

Elimination of inter-segment revenues	(254)	(292)	(507)	(410)
Total Revenues	$337,356	$341,293	$652,424	$652,950

(1) During the three and six months ended June 30, 2021, the Company reclassified approximately $1.5 million and $4.7 million of revenue from ‘Subscription’ to ‘Advertising’ and reclassified approximately $4.4 million and $6.5 million of revenue from ‘Subscription ’ to ‘Other’ to conform with current period presentation. These reclassifications were made in order to separate games publishing revenue from traditional advertising revenue and to move job posting related revenue from subscriptions to advertising.

We use certain metrics to generally assess the operational and financial performance of our businesses. We have changed these metrics effective January 1, 2022, and the following descriptions align with the metrics management now uses to monitor the performance of its various advertising and subscription-based businesses. For our advertising businesses, net advertising revenue retention is an indicator of our ability to retain the spend of our existing advertisers year over year, which we view as a reflection of the effectiveness of our advertising platform. Similarly, we monitor the number of our advertisers and the revenue per advertiser (as defined) as these metrics provide further details related to our reported revenue and contribute to certain of our business planning decisions.

For our subscription and licensing businesses, the number of subscribers that we serve is an indicator of our customer retention and growth. The average monthly revenue per subscriber and the churn rate also contribute to insights that contribute to certain of our business planning decisions.

The following table sets forth certain key operating metrics for our Digital Media advertising business for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Net advertising revenue retention (1)	99.6%	111.2%
Advertisers (2)	$2,016	1,913
Quarterly revenue per advertiser (3)	$93,848	$103,704

(1) Net advertising revenue retention equals (i) the trailing twelve month revenue recognized related to prior year advertisers in the current year period (excluding revenue from acquisitions during the stub period) divided by (ii) the trailing twelve month revenue recognized related to prior year advertisers in the prior year period (excluding revenue from acquisitions during the stub period). This excludes advertisers that generated less than $10,000 of revenue in the measurement period. Due to the aggregation of certain reporting systems related to the integration of acquisitions, retention data for the second quarter of 2021 reflects certain estimates.
(2) Excludes advertisers that spent less than $2,500 in the quarter within certain divisions.
(3) Represents total gross quarterly advertising revenues divided by advertisers as defined in footnote (2).

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021 (excluding disposed assets)(1)	2021 (including disposed assets) (1)
Subscribers (in thousands) (2)	2,393	2,340	2,368
Average quarterly revenue per subscriber (3)	$57.64	$53.17	$57.32
Churn rate (4)	2.92%	2.51%	2.44%

(1) The metrics in the table above are shown exclusive and inclusive of the B2B Backup business that was sold during the third quarter of 2021. The metric of average monthly revenue per subscriber excluding disposed assets for the three and six months ended June 30, 2021 is considered a non-GAAP measure. The Company believes this provides useful information to allow for comparability of these metrics without disposed assets in both periods. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2021 Annual Report on Form 10-K filed with the SEC on March 15, 2022. During the three and six months ended June 30, 2022, there were no significant changes in our critical accounting policies and estimates. See Note 1 to the Condensed Consolidated Financial Statements for additional description of significant accounting policies of the Company.

Results of Operations for the Three and Six Months Ended June 30, 2022

Digital Media

We expect revenue for fiscal year 2022 to be higher compared to the prior year driven by acquisitions and organic growth in certain of our businesses. We expect the Digital Media business to improve as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online, and we continue to expand our advertising platforms. The main focus of our platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks, and improve the effectiveness of our content in driving purchase decisions and subscriptions.

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

Cybersecurity and Martech

We expect 2022 revenue to be lower compared to the prior year driven by the divestitures of our B2B Backup business and Voice assets, partially offset by acquisitions and organic growth in certain of our businesses. The main focus of our Cybersecurity and Martech service offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

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

Consolidated

Based on the trends discussed above with respect to our Digital Media and Cybersecurity and Martech businesses, we anticipate our consolidated revenue for fiscal year 2022 to be in line with the prior year. We expect operating profit as a percentage of revenues to be generally consistent with 2021’s operating profit margins.

Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
Revenues	$337,356	$341,293	(1)%	$652,424	$652,950	0%

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

Our revenues decreased during the three and six months ended June 30, 2022 primarily due to declines in parts of both the Digital Media and Cybersecurity and Martech businesses and the absence of revenues associated with recently divested businesses, partially offset by contributions from recently acquired businesses and organic growth in certain parts of both the Digital Media and Cybersecurity and Martech businesses. Revenue in the second quarter of 2021 and the first six months of 2021 included approximately $11.3 million and $23.9 million, respectively, of revenue from the divested B2B Backup business and Voice assets. Revenue in the second quarter of 2022 and the first six months of 2022 included approximately $26.2 million and $51.0 million, respectively, of revenue related to businesses acquired during the twelve months prior to the beginning of the respective period.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
Cost of revenue	$46,004	$48,785	(6)%	$92,104	$92,637	(1)%
As a percent of revenue	14%	14%		14%	14%

Cost of revenues is primarily comprised of costs associated with content fees, editorial and production costs and hosting costs. The decrease in cost of revenues for the three months ended June 30, 2022 was primarily due to approximately $4.1 million less in costs of revenue related to the sale of the B2B Backup business, partially offset by higher media inventory and operations costs, including content fees, editorial and production costs and higher database hosting services. The decrease in cost of revenues for the six months ended June 30, 2022 was primarily due to approximately $9.4 million less in costs of revenue related to the sale of the B2B Back-up business offset by higher database hosting services, network and customer service costs, field operations costs and higher media inventory and operations costs, including content fees, editorial and production costs.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
Sales and Marketing	$123,777	$120,421	3%	$241,539	$228,372	6%
As a percent of revenue	37%	35%		37%	35%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising costs for the three months ended June 30, 2022 was $67.9 million (primarily consisting of $28.2 million of third-party advertising costs and $26.8 million of personnel costs) compared to $59.4 million (primarily consisting of $33.4 million of third-party advertising costs and $19.9 million of personnel costs) in the prior year period. Advertising costs for the six months ended June 30, 2022 was $128.0 million (primarily consisting of $55.4 million of third-party advertising costs and $49.6 million of personnel costs) compared to $112.1 million (primarily consisting of $60.0 million of third-party advertising costs and $41.9 million of personnel costs) in the prior year period. The increase in sales and marketing expenses during the three and six months ended June 30, 2022 from the comparable periods was primarily from increased advertising costs related to outside sales commissions, professional and consulting services and software licenses.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
Research, Development and Engineering	$19,721	$17,705	11%	$38,148	$37,380	2%
As a percent of revenue	6%	5%		6%	6%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months ended June 30, 2022 compared to the prior year period was primarily due to an increase in engineering costs, business intelligence and systems costs. The increase in research, development and engineering costs for the six months ended June 30, 2022 compared to the prior year period was primarily due to an increase in business intelligence and systems costs, partially offset by lower engineering costs.

General and Administrative.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
General and Administrative	$101,967	$111,698	(9)%	$204,184	$224,996	(9)%
As a percent of revenue	30%	33%		31%	34%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The decrease in general and administrative expense from the second quarter of 2021 to the second quarter of 2022 was primarily due to a decrease in general management and finance costs, lower depreciation and amortization expense and the absence of general and administrative costs related to the B2B Backup business. The decrease in general and administrative expense from the first six months of 2021 to the first six months of 2022 was primarily due to a decrease in legal and finance costs, lower depreciation and amortization expense and the absence of general and administrative costs related to the B2B Backup business.

Goodwill impairment on business. Goodwill impairment was zero and $32.6 million for the three months ended June 30, 2022 and 2021, respectively, and zero and $32.6 million for the six months ended June 30, 2022 and 2021, respectively. The goodwill impairment during the three and six months ended June 30, 2021 was generated from the impairment of the B2B Backup business in the second quarter of 2021.

 Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$142	$67	$226	$150
Operating expenses:
Sales and marketing	1,106	278	1,675	544
Research, development and engineering	852	458	1,481	876
General and administrative	5,603	5,066	11,038	10,029
Total	$7,703	$5,869	$14,420	$11,599

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due on outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $7.0 million and $21.0 million for the three months ended June 30, 2022 and 2021, respectively, and $18.5 million and $42.5 million for the six months ended June 30, 2022 and 2021, respectively. Interest expense, net decreased during the three months ended June 30, 2022 primarily due to approximately $6.1 million less interest expense due to the redemption of our 3.25% Convertible Notes in August 2021, approximately $3.9 million less interest expense from the adoption of ASU 2020-06 during 2022, whereby we no longer amortize a debt discount on the 1.75% Convertible Notes and a $3.1 million gain associated with the repurchase of the 4.625% Senior Notes. Interest expense, net decreased during the six months ended June 30, 2022 primarily due to approximately $12.3 million less interest expense due to the redemption of our 3.25% Convertible Notes in August 2021, approximately $7.7 million less interest expense from the adoption of ASU 2020-06 during 2022 and a $1.9 million net gain associated with the repurchase of the 4.625% Senior Notes.

Gain on sale of businesses. Our gain on sale of businesses was generated primarily from the sale of certain Voice assets in the United Kingdom in the first quarter of 2021 with a subsequent adjustment in the second quarter of 2021. Gain on sale of businesses was zero and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. Gain on sale of businesses was zero and $2.8 million for the six months ended June 30, 2022 and 2021, respectively.

Unrealized loss on short-term investment. Unrealized loss on short-term investment was $27.3 million and zero during the three months ended June 30, 2022 and 2021, respectively, and $18.4 million and zero during the six months ended June 30, 2022 and 2021, respectively. The unrealized loss recorded during the three and six months ended June 30, 2022 was due to the unrealized loss on our Investment in Consensus.

Loss on investments, net. Our loss on investments, net is generated from gains or losses from investments in equity and debt securities. Our loss on investments, net was $48.2 million and $16.7 million for the three months ended June 30, 2022 and 2021, respectively, and $48.2 million and $16.7 million for the six months ended June 30, 2022 and 2021, respectively. Our loss on investments, net increased for the three and six months ended June 30, 2022 versus the prior comparable period related to the realized loss on the sale of 2.3 million shares from our investment in Consensus resulting from the decrease in the quoted share price of Consensus.

Other income (loss), net. Our other income (loss), net is generated primarily from miscellaneous items and gain or losses on foreign currency exchange. Other income (loss), net was $6.3 million and $(0.8) million for the three months ended June 30, 2022 and 2021, respectively, and $8.7 million and $(0.6) million for the six months ended June 30, 2022 and 2021, respectively. Other income (loss), net increased for the three and six months ended June 30, 2022 compared to the prior year periods due primarily to gains on foreign currency exchange.

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

Provision for income taxes amounted to $10.1 million and $(10.3) million for the three months ended June 30, 2022 and 2021, respectively, and $15.1 million and $(17.2) million for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate was (33.2)% and 37.4% for the three months ended June 30, 2022 and 2021, respectively, and 12,760.8% and 86.1% for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate for the three and six months ended June 30, 2022 has been disproportionately impacted due to the size of the discrete book loss related to the Disposed Consensus Shares and the Retained Consensus Shares. The net loss recorded for book purposes for the Investment in Consensus, excluding transaction costs, resulted in no tax benefit. The loss is not subject to tax since the Company has the ability to dispose of the investment in a tax-free manner based on guidance and requirements set out by the Internal Revenue Service.

The decrease in our effective income tax rate for the three months ended June 30, 2022 was primarily attributable to the following:

1.a decrease in our effective income tax rate during 2022 due to a loss recorded for book purposes for the Disposed Consensus Shares and Retained Consensus Shares that resulted in no tax benefit since the Company has the ability to dispose of the investment tax-free under certain guidelines; and

2.a tax benefit recognized during the three months ended June 30, 2021 due to the recognition of a deferred tax asset related to goodwill impairment with no similar event in 2022; partially offset by

3.an increase in our effective income tax rate during 2022 for U.S. state and local taxes due to a greater portion of our income being subject to tax in the U.S.

The increase in our effective income tax rate for the six months ended June 30, 2022 was primarily attributable to the following:

1.an increase in our effective income tax rate during 2022 due to a loss recorded for book purposes for the Disposed Consensus Shares and Retained Consensus Shares that resulted in no tax benefit since the Company has the ability to dispose of the investment tax-free under certain guidelines; and

2.an increase in tax expense during 2022 due to a tax benefit recognized in 2021 for recognizing a deferred tax asset related to goodwill impairment with no similar events for the six months ended June 30, 2022; and
3.an increase in tax expense due to discrete tax benefits related to a reduction in our net reserve for uncertain tax positions recognized in 2021 with no similar events for the six months ended June 30, 2022; and

4.an increase in tax expense due to a tax benefit recognized for the release of a valuation allowance on deferred tax assets related to the impairment of certain U.S. investments with no similar events for the six months ended June 30, 2022; partially offset by

5.a decrease in tax expense during 2022 due to an increase in our U.S. deduction for foreign derived intangible income.

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

Equity Method Investment

(Loss) income from equity method investment, net. (Loss) income from equity method investment, net is generated from our investment in the OCV Fund I, LP (the “Fund”) for which we receive annual audited financial statements. The investment in the Fund, including management fees, is presented net of tax and on a one-quarter lag due to the timing and availability of financial information from the Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

The (loss) income from equity method investment, net was $(6.1) million and $(5.8) million net of tax benefit for the three months ended June 30, 2022 and 2021, respectively, and $(6.9) million and $18.5 million, for the six months ended June 30, 2022 and 2021, respectively. The decrease in income from equity method investment, net during the three and six months ended June 30, 2022 was primarily due to lower gains on the underlying investments. During the three and six months ended June 30, 2022 and 2021, the Company recognized expense for management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and $1.5 million and $1.5 million, net of tax benefit, respectively.

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

Digital Media

The financial results are presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross sales	$258,700	$253,977	$493,527	$480,850
Inter-business net sales	(357)	(216)	(489)	(284)
Net sales	258,343	253,761	493,038	480,566
Cost of revenues	24,896	25,355	49,885	46,217
Gross profit	233,447	228,622	443,153	434,633
Operating expenses	188,824	184,516	366,410	359,884
Operating income	$44,623	$44,106	$76,743	$74,749

Digital Media’s net sales of $258.3 million for the three months ended June 30, 2022 increased $4.6 million, or 1.8%, compared to the prior year period primarily due to business acquisitions and organic growth related to certain of our businesses. Digital Media’s net sales of $493.0 million for the six months ended June 30, 2022 increased $12.5 million, or 2.6%, compared to the prior year period primarily due to business acquisitions and organic growth related to certain of our businesses.

Digital Media’s gross profit of $233.4 million for the three months ended June 30, 2022 increased $4.8 million, or 2.1%, compared to the prior year period primarily due to the increase in revenue. Digital Media’s gross profit of $443.2 million for the six months ended June 30, 2022 increased $8.5 million, or 2.0%, compared to the prior year period primarily due to the increase in revenue.

Digital Media’s operating expenses of $188.8 million for the three months ended June 30, 2022 increased $4.3 million, or 2.3%, compared to the prior year period. Digital Media’s operating expenses of $366.4 million for the six months ended June 30, 2022 increased $6.5 million, or 1.8%, compared to the prior year period. The increase in the three and six months ended June 30, 2022 is primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs, including severance and (b) creative and selling costs.

As a result of these factors, Digital Media’s operating income of $44.6 million for the three months ended June 30, 2022 increased $0.5 million, or 1.2%, compared to the prior year period. Digital Media’s operating income of $76.7 million for the six months ended June 30, 2022 increased $2.0 million, or 2.7%, compared to the prior year period.

Cybersecurity and Martech

The financial results are presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross sales	$78,910	$87,608	$159,404	$172,510
Inter-business net sales	103	(76)	(18)	(76)
Net sales	79,013	87,532	159,386	172,434
Cost of revenues	20,750	23,637	41,730	46,680
Gross profit	58,263	63,895	117,656	125,754
Operating expenses	45,686	85,090	92,751	135,074
Operating income (loss)	$12,577	$(21,195)	$24,905	$(9,320)

Cybersecurity and Martech net sales of $79.0 million for the three months ended June 30, 2022 decreased $8.5 million, or 9.7%, compared to the prior year period primarily due to the sale of the B2B Backup business during the third quarter of 2021, partially offset by business acquisitions. Cybersecurity and Martech net sales of $159.4 million for the six months ended June 30, 2022 decreased $13.0 million, or 7.6%, compared to the prior year period primarily due to the sale of the B2B Backup business during the third quarter of 2021, partially offset by business acquisitions.

Cybersecurity and Martech gross profit of $58.3 million for the three months ended June 30, 2022 decreased $5.6 million, or 8.8%, compared to the prior year period primarily due to the sale of the B2B Backup business during the third quarter of 2021, partially offset by business acquisitions. Cybersecurity and Martech gross profit of $117.7 million for the six months ended June 30, 2022 decreased $8.1 million, or 6.4%, compared to the prior year period primarily due to the sale of the B2B Backup business during the third quarter of 2021, partially offset by business acquisitions.

Cybersecurity and Martech operating expenses of $45.7 million for the three months ended June 30, 2022 decreased $39.4 million, or 46.3%, compared to the prior year period primarily due to the sale of the B2B Backup business during the third quarter of 2021. Cybersecurity and Martech operating expenses of $92.8 million for the six months ended June 30, 2022 decreased $42.3 million, or 31.3%, compared to the prior year period primarily due to the sale of the B2B Backup business during the third quarter of 2021.

As a result of these factors, Cybersecurity and Martech operating income of $12.6 million for the three months ended June 30, 2022 increased $33.8 million, or 159.3%, from the prior comparable period. Cybersecurity and Martech operating income of $24.9 million for the six months ended June 30, 2022 increased $34.2 million, or 367.2%, from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

As of June 30, 2022, we had cash, cash equivalents and investments of $849.3 million compared to $1,046.6 million at December 31, 2021. At June 30, 2022, cash, cash equivalents and investments consisted of cash and cash equivalents of $648.3 million, short-term investments in equity securities of $72.5 million and long-term investments of $128.5 million. As of June 30, 2022, cash, cash equivalents and investments held within domestic and foreign jurisdictions were $730.5 million and $118.8 million, respectively.

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

Financings

On June 10, 2022, we entered into a Fifth Amendment to our Credit Agreement, which provided for the Term Loan Facility, in an aggregate principal amount of $90.0 million, which had a maturity date that was 60 days following the date of funding of the Term Loan Facility. During the three months ended June 30, 2022, the Company borrowed approximately $90.0 million under the Term Loan Facility and completed the Debt-for-Equity Exchange of 2,300,000 shares of common stock of

Consensus to settle its obligation to repay the $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus related interest.

As of June 30, 2022 and December 31, 2021, there were no amounts drawn under the Credit Agreement.

During the six months ended June 30, 2022, the Company repurchased approximately $76.1 million in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $73.6 million.

Material Cash Requirements

Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases, holdback amounts in connection with certain business acquisitions, commitments related to the transition tax on unrepatriated foreign earnings, incurred but not paid amounts of self-insurance as well as other commitments. As of June 30, 2022, we and our subsidiaries had outstanding $1.1 billion in aggregate principal amount of indebtedness, of which we repurchased $80.0 million during July and August of 2022. As of June 30, 2022, our total minimum lease payments are $73.2 million, of which approximately $25.8 million are due in the succeeding twelve months. As of June 30, 2022, our liability for uncertain tax positions was $43.6 million. There were no material changes to our cash requirements during the three months ended June 30, 2022.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Cash Flows

Our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 include the activity from the cloud fax business, which was separated from the Company on October 7, 2021. Refer to Note 5 – Discontinued Operations in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information. Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $192.5 million and $290.0 million for the six months ended June 30, 2022 and 2021, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The decrease in our net cash provided by operating activities during the six months ended June 30, 2022 compared to 2021 period is attributable to lower earnings before non-cash adjustments, primarily as a result of the Separation, the timing and amount of collections from our customers and a decrease in deferred revenue, partially offset by income on our investment in the Fund in 2021. Our cash and cash equivalents were $648.3 million and $694.8 million at June 30, 2022 and December 31, 2021, respectively.

Net cash used in investing activities was $161.3 million and $152.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase in our net cash used in investing activities during the six months ended June 30, 2022 compared to 2021 period is primarily related to our 2022 business acquisitions and our investment in available for sale securities, partially offset by the purchase of an equity method investment in 2021.

Net cash used in financing activities was $61.7 million and $31.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase in the net cash used in financing activities during the six months ended June 30, 2022 compared to 2021 period is primarily related to share repurchases and repurchases of our 4.625% Senior Notes in 2022, partially offset by proceeds from the Term Loan Facility.

Stock Repurchase Program

On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program.

A summary of share repurchases under the 2020 Program during the three months ended June 30, 2022 is as follows (in millions, except share and per share amounts):

Total number of shares repurchased	Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of June 30, 2022
182,247	$12.7	$69.42	6,327,154

Cumulatively at June 30, 2022, 3,672,846 shares were repurchased at an aggregate cost of $296.9 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2022, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $648.3 million and $694.8 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

Market Risk

In connection with the Separation, we retained an interest in Consensus, which was valued at approximately $72.5 million as of June 30, 2022, based upon the quoted market price of Consensus common stock. Our results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market. The Company recorded a realized loss of approximately $48.2 million and an unrealized loss of approximately $27.3 million on its investment in Consensus during the six months ended June 30, 2022. The carrying value of our investment in Consensus at June 30, 2022 was $72.5 million, or approximately 2.0% of the Company’s consolidated total assets. A $2.00 increase or decrease in the share price of Consensus common stock would result in an unrealized gain or loss, respectively, of approximately $3.3 million.

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada, the United Kingdom, Australia, and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, the British Pound Sterling, Australian Dollar, the Euro, the Japanese Yen, the New Zealand Dollar, and the Norwegian Kroner. If we are unable to settle our inter-company debts in a timely manner, we remain exposed to foreign currency fluctuations.

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

During the three months ended June 30, 2022 and 2021, foreign exchange gains (losses) amounted to $6.6 million and $(0.9) million, respectively. During the six months ended June 30, 2022 and 2021, foreign exchange gains (losses) amounted to $8.8 million and $(0.4) million, respectively.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended June 30, 2022 and 2021 were $(24.3) million and $3.3 million, respectively, and for the six months ended June 30, 2022 and 2021 were $(30.5) million and $(5.2) million, respectively

We currently do not have derivative financial instruments for hedging, speculative or trading purposes and therefore are not subject to such hedging risk. However, we may in the future engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

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

As of June 30, 2022, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to a material weakness in internal control over financial reporting identified in our 2021 Form 10-K for the year ended December 31, 2021, as described below.

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

Management’s Report on Internal Control over Financial Reporting

Other than in respect of the remediation activities undertaken in connection with the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

 None.

Issuer Purchases of Equity Securities

On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the three months ended June 30, 2022, 182,247 shares were repurchased under the 2020 Program. These shares were subsequently retired.

Cumulatively, as of June 30, 2022, 3,672,846 shares were repurchased at an aggregate cost of $296.9 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. See Note 11 - Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1of Part II.

The following table details the repurchases that were made under and outside the 2020 Program during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program(2)
April 1, 2022 - April 30, 2022	757	$94.92	—	6,509,401
May 1, 2022 - May 31, 2022	8,721	$89.55	—	6,509,401
June 1, 2022 - June 30, 2022	182,633	$74.94	182,247	6,327,154
Total	192,111		182,247	6,327,154

(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.
(2)As of the last day of the applicable month.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 7, 2021 (3)
3.4	Fifth Amended and Restated By-Laws (4)
10.1	Termination Agreement, dated April 25, 2022, by and between Ziff Davis, Inc. and Orchard Capital Corporation (5)
10.2	Employment Agreement between Ziff Davis, Inc. and Vivek Shah, effective as of June 13, 2022 (6)
10.3	Employment Agreement between Ziff Davis, Inc. and Bret Richter, effective as of June 13, 2022 (6)
10.4	Employment Agreement between Ziff Davis, Inc. and Jeremy D. Rossen, effective as of June 13, 2022 (6)
10.5
Fifth Amendment to the Credit Agreement, dated as of June 10, 2022, among Ziff Davis, Inc., the Guarantors, the lenders party to Amendment constituting Required Lender and all of the Term Lenders and MUFG UNION BANK, N.A. as administrative agent for the Lenders.

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
(2)     Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 1, 2019.
(3)     Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on October 8, 2021.
(4)     Incorporated by reference to Ziff Davis’ Quarterly Report on Form 10-Q filed with the Commission on November 9, 2021.
(5)    Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on April 29, 2022.
(6)     Incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on June 13, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS, INC.
(registrant)

Date:	August 9, 2022	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2022	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer
(Principal Accounting Officer)