Form 10-Q
period 2022-09-30
ZIFF DAVIS, INC.
filed 2022-11-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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

There were 47,191,564 shares outstanding of the Registrant’s common stock as of November 4, 2022.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2022

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$621,917	$694,842
Short-term investments	54,897	229,200
Accounts receivable, net of allowances of $6,425 and $9,811, respectively (includes $1,216 and $9,272 due from related party, respectively)	232,297	316,342
Prepaid expenses and other current assets	66,193	60,290
Total current assets	975,304	1,300,674
Long-term investments	124,228	122,593
Property and equipment, net	171,181	161,209
Operating lease right-of-use assets	44,257	55,617
Trade names, net	142,044	147,761
Customer relationships, net	227,126	275,451
Goodwill	1,579,957	1,531,455
Other purchased intangibles, net	129,282	149,513
Deferred income taxes, noncurrent	7,636	5,917
Other assets	32,053	20,090
TOTAL ASSETS	$3,433,068	$3,770,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$212,926	$229,772
Deferred revenue, current	180,136	185,571
Operating lease liabilities, current	23,171	27,156
Current portion of long-term debt	—	54,609
Other current liabilities	222	130
Total current liabilities	416,455	497,238
Long-term debt	998,499	1,036,018
Deferred revenue, noncurrent	8,742	14,839
Operating lease liabilities, noncurrent	38,334	53,708
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	45,439	42,546
Deferred income taxes	83,038	108,982
Other long-term liabilities	37,241	37,542
TOTAL LIABILITIES	1,639,423	1,802,548
Commitments and contingencies (Note 9)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,189,907 and 47,440,137 shares at September 30, 2022 and December 31, 2021, respectively.	472	474
Additional paid-in capital	432,272	509,122
Retained earnings	1,469,519	1,515,358
Accumulated other comprehensive loss	(108,618)	(57,222)
TOTAL STOCKHOLDERS’ EQUITY	1,793,645	1,967,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,433,068	$3,770,280

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$341,873	$355,144	$994,297	$1,008,094

Cost of revenues (1)	52,603	49,698	144,707	142,335
Gross profit	289,270	305,446	849,590	865,759
Operating expenses:
Sales and marketing (1)	119,474	126,577	361,013	354,949
Research, development and engineering (1)	17,735	19,619	55,883	56,999
General and administrative (1)	95,658	114,240	299,842	339,236
Goodwill impairment on business	27,369	—	27,369	32,629
Total operating expenses	260,236	260,436	744,107	783,813
Income from operations	29,034	45,010	105,483	81,946
Interest expense, net	(8,560)	(14,490)	(28,419)	(56,980)
Gain on debt extinguishment, net	10,112	—	11,505	—
Loss on sale of businesses, net	—	(24,600)	—	(21,798)
Unrealized gain (loss) on short-term investments held at the reporting date, net	4,201	—	(14,165)	—
Gain (loss) on investments, net	471	—	(47,772)	(16,677)
Other income (loss), net	4,218	107	12,962	(466)
Income (loss) from continuing operations before income taxes and (loss) income from equity method investment, net	39,476	6,027	39,594	(13,975)
Income tax (expense) benefit	(18,100)	2,665	(33,231)	19,883
(Loss) income from equity method investment, net	(3,191)	(1,923)	(10,077)	16,596
Net income (loss) from continuing operations	18,185	6,769	(3,714)	22,504
Income from discontinued operations, net of income taxes	—	35,800	—	113,705
Net income (loss)	$18,185	$42,569	$(3,714)	$136,209

Net income (loss) per common share from continuing operations:
Basic	$0.39	$0.14	$(0.08)	$0.50
Diluted	$0.39	$0.14	$(0.08)	$0.47
Net income per common share from discontinued operations:
Basic	$—	$0.77	$—	$2.51
Diluted	$—	$0.74	$—	$2.39
Net income (loss) per common share:
Basic	$0.39	$0.91	$(0.08)	$3.01
Diluted	$0.39	$0.88	$(0.08)	$2.86
Weighted average shares outstanding:
Basic	46,871,897	46,738,073	46,967,671	45,258,819
Diluted	46,871,897	48,582,585	46,967,671	47,565,062

(1) Includes share-based compensation expense as follows:
Cost of revenues	$63	$70	$289	$220
Sales and marketing	772	335	2,447	879
Research, development and engineering	567	514	2,048	1,390
General and administrative	4,984	5,484	16,022	15,513
Total	$6,386	$6,403	$20,806	$18,002
 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$18,185	$42,569	$(3,714)	$136,209
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(24,753)	(11,101)	(55,283)	(16,269)
Consensus separation adjustment	—	—	4,056	—
Change in fair value on available-for-sale investments, net of tax expense of $— and $— for the three and nine months ended September 30, 2022, respectively, and $37 for the three and nine months ended September 30, 2021, respectively.	(169)	(114)	(169)	(114)
Other comprehensive loss, net of tax	(24,922)	(11,215)	(51,396)	(16,383)
Comprehensive (loss) income	$(6,737)	$31,354	$(55,110)	$119,826

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2022	2021
Net (loss) income	$(3,714)	$136,209
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	174,880	196,443
Amortization of financing costs and discounts	2,051	21,295
Non-cash operating lease costs	9,043	8,366
Share-based compensation	20,806	19,119
Provision for credit losses on accounts receivable	(1,142)	7,934
Deferred income taxes, net	(13,552)	2,537
Gain on extinguishment of debt, net	(11,505)	—
Gain on sale of businesses	—	21,798
Goodwill impairment on business	27,369	32,629
Changes in fair value of contingent consideration	(2,305)	(567)
Loss (income) from equity method investments	10,077	(16,596)
Unrealized gain (loss) on short-term investments held at the reporting date	14,165	—
Loss on investments, net	47,772	16,677
Other	269	9,591
Decrease (increase) in:
Accounts receivable (includes $9,425 and $0 with related parties)	85,121	49,888
Prepaid expenses and other current assets	3,177	(10,610)
Operating lease right-of-use assets	3,851	2,833
Other assets	(12,518)	(2,378)
Increase (decrease) in:
Accounts payable and accrued expenses	(24,974)	(1,409)
Income taxes payable	13,529	(37,863)
Deferred revenue	(25,400)	4,774
Operating lease liabilities	(23,027)	(22,179)
Liability for uncertain tax positions	2,893	(2,903)
Other long-term liabilities	(3,647)	(5,336)
Net cash provided by operating activities	293,219	430,252
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	—	663
Investment in available-for-sale securities	(15,000)	—
Distribution from equity method investment	—	15,327
Purchases of equity method investment	—	(22,249)
Purchases of equity investments	—	(999)
Purchases of property and equipment	(80,767)	(87,495)
Acquisition of businesses, net of cash received	(104,094)	(112,444)
Proceeds from sale of businesses, net of cash divested	—	48,876
Purchases of intangible assets	—	(1,255)
Net cash used in investing activities	(199,861)	(159,576)
Cash flows from financing activities:
Payment of debt	(166,904)	(402,414)
Proceeds from term loan	112,286	—
Debt extinguishment costs	(756)	—
Proceeds from bridge loan	—	485,000

Repurchase of common stock	(76,545)	(29,855)
Issuance of common stock under employee stock purchase plan	5,235	4,232
Exercise of stock options	148	2,880
Deferred payments for acquisitions	(14,734)	(13,387)
Other	(559)	(6,619)
Net cash (used in) provided by financing activities	(141,829)	39,837
Effect of exchange rate changes on cash and cash equivalents	(24,454)	(6,698)
Net change in cash and cash equivalents	(72,925)	303,815
Cash and cash equivalents at beginning of period	694,842	242,652
Cash and cash equivalents at beginning of period associated with discontinued operations	—	66,210
Cash and cash equivalents at beginning of period associated with continuing operations	694,842	176,442
Cash and cash equivalents at end of period	621,917	546,467
Cash and cash equivalents at end of period associated with discontinued operations	—	31,210
Cash and cash equivalents at end of period associated with continuing operations	$621,917	$515,257

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2021 and 2022
(Unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2021
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, July 1, 2021	44,708,235	$447	$461,422	$892,605	$(59,974)	$1,294,500
Net income	—	—	—	42,569	—	42,569
Other comprehensive loss, net of tax expense of $37	—	—	—	—	(11,215)	(11,215)
Exercise of stock options	23,250	—	1,549	—	—	1,549
Redemption of 3.25% Convertible Note including tax impact	3,031,817	31	44,192	—	—	44,223
Vested restricted stock	112,166	1	(1)	—	—	—
Repurchase and retirement of common stock	(49,641)	(1)	(3,035)	(3,885)	—	(6,921)
Share-based compensation	—	—	6,755	—	—	6,755
Other, net	—	—	(2,389)	188	—	(2,201)
Balance, September 30, 2021	47,825,827	$478	$508,493	$931,477	$(71,189)	$1,369,259

	Three Months Ended September 30, 2022
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, July 1, 2022	47,191,337	$472	$426,104	$1,451,316	$(83,696)	$1,794,196
Net income	—	—	—	18,185	—	18,185
Other comprehensive loss, net of tax expense of zero	—	—	—	—	(24,922)	(24,922)
Issuance of restricted stock, net	1,171	—	—	—	—	—
Repurchase and retirement of common stock	(2,601)	—	(218)	18	—	(200)
Share-based compensation	—	—	6,386	—	—	6,386
Balance, September 30, 2022	47,189,907	$472	$432,272	$1,469,519	$(108,618)	$1,793,645

	Nine months ended September 30, 2021
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2021	44,346,630	$443	$456,274	$809,107	$(54,806)	$1,211,018
Net income	—	—	—	136,209	—	136,209
Other comprehensive loss, net of tax expense of $37	—	—	—	—	(16,383)	(16,383)
Exercise of stock options	68,601	1	2,879	—	—	2,880
Issuance of shares under employee stock purchase plan	58,145	1	4,231	—	—	4,232
Redemption of 3.25% Convertible Note including tax impact	3,050,850	31	44,191	—	—	44,222
Vested restricted stock	546,684	5	(5)	—	—	—
Repurchase and retirement of common stock	(245,083)	(3)	(15,825)	(14,027)	—	(29,855)
Share-based compensation	—	—	19,119	—	—	19,119
Other, net	—	—	(2,371)	188	—	(2,183)
Balance, September 30, 2021	47,825,827	$478	$508,493	$931,477	$(71,189)	$1,369,259

	Nine Months Ended September 30, 2022
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2022	47,440,137	$474	$509,122	$1,515,358	$(57,222)	$1,967,732
Reclassification of the equity component of 1.75% Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(88,137)	23,436	—	(64,701)
Net loss	—	—	—	(3,714)	—	(3,714)
Other comprehensive loss, net of tax expense of zero	—	—	—	—	(51,396)	(51,396)
Exercise of stock options	5,439	—	148	—	—	148
Issuance of shares under employee stock purchase plan	76,741	1	5,234	—	—	5,235
Issuance of restricted stock, net	456,963	4	(4)	—	—	—
Repurchase and retirement of common stock	(789,373)	(7)	(14,881)	(61,657)	—	(76,545)
Share-based compensation	—	—	20,806	—	—	20,806
Other, net	—	—	(16)	(3,904)	—	(3,920)
Balance, September 30, 2022	47,189,907	$472	$432,272	$1,469,519	$(108,618)	$1,793,645

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

On June 9, 2022, the Company entered into an agreement with certain selling shareholders of Consensus who executed an underwritten public offering pursuant to a registration statement filed by Consensus with the SEC for 2,000,000 shares of its common stock (including a 30-day option for the underwriters to purchase from the selling shareholders an additional 300,000 shares at the public offering price less the underwriting discount). On June 10, 2022, the Company entered into a Fifth Amendment to its existing Credit Agreement, providing for the issuance of a senior secured term loan under the Credit Agreement (the “Term Loan Facility”), in an aggregate principal amount of approximately $90.0 million. During June 2022, the Company subsequently completed a non-cash exchange of the 2,300,000 shares of its common stock of Consensus with the selling shareholders to settle the Company’s obligations of $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus related interest and the corresponding underwriting fees.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

On September 14, 2022, the Company entered into an agreement with certain selling shareholders of Consensus who executed an underwritten public offering pursuant to a registration statement filed by Consensus with the SEC for 500,000 shares of its common stock. On September 15, 2022, the Company entered into a Sixth Amendment to its existing Credit Agreement, providing for the issuance of a senior secured term loan under the Credit Agreement (the “Term Loan Two Facility”, together with the Term Loan Facility, collectively, “Term Loan Facilities”), in an aggregate principal amount of approximately $22.3 million. During September 2022, the Company subsequently completed a non-cash exchange of the 500,000 shares of its common stock of Consensus with the selling shareholders to settle the Company’s obligations of $22.3 million outstanding aggregate principal amount of the Term Loan Two Facility plus related interest and the corresponding underwriting fees. Refer to Note 8 - Debt for further discussion.

As of September 30, 2022, the Company continues to hold approximately 1.2 million shares of common stock of Consensus (the “Retained Consensus Shares”). The Investment in Consensus represents the investment in equity securities for which the Company elected the fair value option and subsequent fair value changes in the Consensus shares are included in the assets of and results from continuing operations. Refer to Note 4 - Investments and Note 5 - Discontinued Operations for additional information.

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

Principal vs. Agent

The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance under Topic 606 for principal-agent considerations and assesses: (i) if another party is involved in providing goods or services to the customer, (ii) whether the Company controls the specified goods or services prior to transferring control to the customer and (iii) whether the Company has discretion on pricing.

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

We account for investments in equity securities in accordance with ASC Topic 321, Investments - Equity Securities (“ASC 321”), which requires the accounting for equity investments, other than those accounted for under the equity method of accounting, generally be measured at fair value for equity securities with readily determinable fair values. Equity securities without a readily determinable fair value, which are not accounted for under the equity method of accounting, are measured at their cost, less impairment, if any, and adjusted for observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses will be reported within earnings on the Condensed Consolidated Statements of Operations.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Ziff Davis has variable interests in Group Black. Group Black is a limited partnership and is managed by its Board of Directors. As of September 30, 2022, the Company does not have voting rights in the investee and lacks the power and the ability to control or direct the significant economic operations of the investee. Ziff Davis is not a primary beneficiary and does not consolidate the entity under either the VIE model or the voting interest (“VOE”) model. Refer to Note 4 - Investments for additional detail.

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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. During the nine months ended September 30, 2022, the Company did not have any events or circumstances indicating impairment of long-lived assets, other than the recording of an impairment of certain operating lease right-of-use assets in the amount of $0.4 million. During the nine months ended September 30, 2021, the Company recorded impairments of $9.4 million on its operating lease right of use assets primarily related to exiting certain lease space as the Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a permanent “remote” or “partial remote” work model. The impairment is presented in general and administrative expense on the Condensed Consolidated Statement of Operations.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to twenty years and are included in general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then it performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using a mix of an income approach and a market approach. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. The Company recorded a goodwill impairment of $27.4 million and zero for the three months ended September 30, 2022 and 2021, respectively, and $27.4 million and $32.6 million for the nine months ended September 30, 2022 and 2021, respectively. Refer to Note 7 - Goodwill and Intangible Assets for further details.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA included many climate and energy provisions and introduced a 15 percent corporate alternative minimum tax (“CAMT”) for taxpayers whose average annual adjusted financial statement income exceeds a certain threshold. The IRA also enacted a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. The CAMT and excise tax on stock repurchases are effective for tax years beginning after December 31, 2022. The Company does not believe that it will be subject to the CAMT as it is expected to be under the threshold of the average annual adjusted financial statement income.

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

Earnings Per Common Share (“EPS”)

On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) using the modified retrospective method. Following this adoption, the Company applies the if-converted method for the diluted net income per share calculation of convertible debt instruments. Prior to the adoption, the Company used the treasury stock method when calculating the potential dilutive effect of convertible debt instruments.

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

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2022 presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Digital Media
Advertising	$186,921	$198,794	$546,186	$574,465
Subscription	64,780	52,010	179,257	145,935
Other	12,195	11,625	31,980	22,880
Total Digital Media revenues	$263,896	$262,429	$757,423	$743,280

Cybersecurity and Martech
Subscription	$78,192	$93,071	$237,596	$265,580
Total Cybersecurity and Martech revenues	$78,192	$93,071	$237,596	$265,580

Elimination of inter-segment revenues	(215)	(356)	(722)	(766)
Total Revenues	$341,873	$355,144	$994,297	$1,008,094

Timing of revenue recognition
Point in time	$14,417	$13,607	$32,602	$30,669
Over time	327,456	341,537	961,695	977,425
Total	$341,873	$355,144	$994,297	$1,008,094

The Company has recorded $32.2 million and $27.7 million of revenue for the three months ended September 30, 2022 and 2021, respectively, and $154.9 million and $140.4 million of revenue for the nine months ended September 30, 2022 and 2021, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
As of September 30, 2022 and December 31, 2021, the Company acquired $21.3 million and $9.5 million respectively, of deferred revenue in connection with the Company’s business acquisitions, which are subject to purchase accounting adjustments, as appropriate. Refer to Note 3 - Business Acquisitions for details.

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

Our Cybersecurity and Martech business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:

•Voice, email marketing and search engine optimization as services are delivered
•Consumer privacy services and data backup capabilities are provided
•Security solutions, including email and endpoint are provided
•Faxing capabilities are provided (included in discontinued operations through October 7, 2021)

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

Transaction Price Allocation to Future Performance Obligations

As of September 30, 2022, the aggregate amount of transaction price that is allocated to our performance obligations was approximately $24.0 million and is expected to be recognized as follows: 20% by December 31, 2022, 78% by December 31, 2023 and the rest thereafter. The amount disclosed does not include revenues related to performance obligations that are part of a contract with original expected duration of 12 months or less or portions of the contract that remain subject to cancellations.

3.Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.

2022 Acquisitions

The Company completed the following acquisitions during the nine months ended September 30, 2022, paying the purchase price in cash in each transaction: (a) a share purchase of Lifecycle Marketing Group Limited, acquired on January 21, 2022, a United Kingdom-based portfolio of pregnancy and parenting brands, including Emma’s Diary and Health Professional Academy, reported within our Digital Media segment; (b) a share purchase of FitNow, Inc, acquired on June 2, 2022, a Massachusetts-based provider of weight loss products and support, reported within our Digital Media segment; and (c) four immaterial Digital Media acquisitions.

The Condensed Consolidated Statement of Operations since the date of each acquisition and the Condensed Consolidated Balance Sheets as of September 30, 2022, reflect the results of operations of all 2022 acquisitions. For the nine months ended September 30, 2022, these acquisitions contributed $19.6 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $121.7 million net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

The following table summarizes the preliminary allocation of the purchase consideration for all 2022 acquisitions as of September 30, 2022 (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$7,433
Prepaid expenses and other current assets	4,915
Property and equipment	369
Operating lease right-of-use assets, noncurrent	546
Trade names	12,838
Customer relationship	20,540
Goodwill	93,827
Other intangibles	18,165
Other long-term assets	11
Accounts payable and accrued expenses	(4,656)
Deferred revenue	(21,332)
Deferred tax liability	(10,436)
Other long-term liabilities	(516)
Total	$121,704

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

The fair value of the assets acquired includes accounts receivable of $7.4 million, of which none is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2022 was $93.8 million, of which $1.2 million is expected to be deductible for income tax purposes.

During the nine months ended September 30, 2022, the purchase price accounting has been finalized for the following 2021 acquisitions: DailyOM, SEOmoz, Solutelia, LLC, Arthur L. Davis Publishing and two other immaterial Digital Media acquired businesses. During the nine months ended September 30, 2022, the Company also recorded adjustments to the initial working capital and to the purchase accounting of certain other prior period acquisitions due to the finalization of prior period acquisitions in the Digital Media business. These measurement period adjustments resulted in a net increase in goodwill of $4.9 million, which included a $3.2 million increase in connection with the unfavorable contract liability for an acquired contract. The unfavorable contract liability is expected to be accreted over 4 years. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting of certain prior period acquisitions due to the finalization of prior period acquisitions in the Cybersecurity and Martech businesses which resulted in a net decrease in goodwill of $0.1 million. Such adjustments had an immaterial impact on the amortization expense within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022. Refer to Note 7 - Goodwill and Intangible Assets for additional information.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2022 acquisitions as if each acquisition had occurred on January 1, 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$342,173	$366,258	$1,010,600	$1,041,436
Net income (loss) from continuing operations	$18,120	$4,925	$(3,801)	$23,369
Income (loss) per common share from continuing operations - Basic	$0.39	$0.11	$(0.08)	$0.52
Income (loss) per common share from continuing operations - Diluted	$0.39	$0.10	$(0.08)	$0.49

2021 Acquisitions

The Company completed the following acquisitions during the nine months ended September 30, 2021, paying the purchase price in cash in each transaction: (a) an asset purchase of DailyOM, acquired on April 30, 2021, a California-based-based provider of health and wellness digital media, content and learning business; (b) a share purchase of SEOmoz, acquired on June 4, 2021, a Seattle-based provider of search engine optimization (“SEO”) solutions; (c) an asset purchase of Solutelia, LLC, acquired on July 15, 2021, a Colorado-based on-demand wireless telecommunications network monitoring and analysis, testing and optimization software business and related wireless telecommunications engineering services business; (d) a stock purchase of Arthur L. Davis Publishing, acquired on September 23, 2021, an Iowa-based digital nursing publication; and (e) three immaterial Digital Media acquisitions.

The Condensed Consolidated Statement of Operations since the date of each acquisition and balance sheet as of September 30, 2021, reflect the results of operations of all 2021 acquisitions. For the nine months ended September 30, 2021, these acquisitions contributed $21.3 million to the Company’s revenues. Net income from continuing operations contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $134.3 million, net of cash acquired and assumed liabilities.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table summarizes the allocation of the purchase consideration for all 2021 acquisitions as of September 30, 2021, including individually material acquisitions noted separately (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$4,577
Prepaid expenses and other current assets	2,585
Property and equipment	1,838
Operating lease right-of-use assets, noncurrent	5,888
Trade names	11,118
Customer relationship	13,396
Goodwill	84,019
Other intangibles	34,378
Other long-term assets	62
Deferred tax asset	231
Accounts payables and accrued expenses	(2,891)
Deferred revenue	(7,806)
Operating lease liabilities, current	(7,191)
Other current liabilities	(14)
Deferred tax liability	(4,122)
Other long-term liabilities	(1,726)
Total	$134,342

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its acquisitions during the three months and nine months ended September 30, 2021 as if each acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

	Three Months Ended September 30, 2021	Nine months ended September 30, 2021
	(unaudited)	(unaudited)
Revenues	$374,202	$1,045,184
Net income from continuing operations	$6,886	$25,490
Income per common share from continuing operations - Basic	$0.15	$0.56
Income per common share from continuing operations - Diluted	$0.14	$0.54

SEOmoz Acquisition

On June 4, 2021, the Company acquired all the outstanding issued capital of SEOmoz at a purchase consideration of $67.0 million, net of cash acquired and assumed liabilities. SEOmoz is a provider of search engine optimization (“SEO”) solutions. The Consolidated Statement of Operations since the date of acquisition and balance sheet as of December 31, 2021, reflect the results of operations of SEOmoz. For the nine months ended September 30, 2021, SEOmoz contributed $14.4 million to the Company’s revenues. Net income from continuing operations contributed by SEOmoz since the acquisition date was not separately identifiable due to the Company’s integration activities and is impracticable to provide.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table summarizes the allocation of the purchase consideration for the SEOmoz acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$3,278
Prepaid expenses and other current assets	2,512
Property and equipment	1,838
Operating lease right of use asset	5,888
Trade names	7,200
Customer relationships	5,000
Goodwill	41,192
Other intangibles	21,607
Other long-term assets	62
Accounts payables and accrued expenses	(2,421)
Other current liabilities	(14)
Deferred revenue	(7,048)
Operating lease liabilities, current	(7,191)
Deferred tax liability	(4,122)
Other long-term liabilities	(785)
Total	$66,996

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and SEOmoz as if the acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

	Three Months Ended September 30, 2021	Nine months ended September 30, 2021
	(unaudited)	(unaudited)
Revenues	$367,414	$1,028,545
Net income from continuing operations	$6,610	$24,030
Income per common share from continuing operations - Basic	$0.14	$0.53
Income per common share from continuing operations - Diluted	$0.14	$0.51

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
4.Investments

Investments consist of equity and debt securities. There were no investments in an unrealized loss position as of September 30, 2022 and December 31, 2021.

Investment in equity securities
Investment in Consensus
Investment in equity securities consists of publicly traded common stock of Consensus. During the three and nine months ended September 30, 2022, the Company completed the non-cash debt-for-equity exchanges of 500,000 shares and 2,800,000 shares, respectively, of its Investment in Consensus for the extinguishment of $22.3 million and $112.3 million, respectively, of principal of the Company’s Term Loan Facilities, and related interest.
Gains (losses) on equity securities recognized in ‘Unrealized gain (loss) on short-term investments held at the reporting date’ consisted of the following (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net gains (losses) during the period	$4,672	$(61,937)
Less: gains (losses) on securities sold during the period	471	(47,772)
Unrealized gains (losses) recognized during the period on equity securities held at the reporting date	$4,201	$(14,165)

As of September 30, 2022, the Company holds approximately 1.2 million shares of the common stock of Consensus.
Other investment
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

Investment in corporate debt securities

On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million, which upon conversion would represent an equity interest equal to at least 3%, on a fully converted basis, of the entity that issued the notes.

This investment is included in ‘Long-term investments, net’ in our Condensed Consolidated Balance Sheets and is classified as available-for-sale and initially measured at its transaction price and subsequently remeasured at fair value, with unrealized gains and losses reported as a component of other comprehensive income.
The table below summarizes the carrying value and the maximum exposure of Company’s investment in corporate debt securities as of September 30, 2022 (in thousands):

	September 30, 2022
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
September 30, 2022
Investment in corporate debt securities	$15,000	$—	$—	$15,000
Total	$15,000	$—	$—	$15,000

The following table summarizes the Company’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2022	December 31, 2021
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	15,000	—
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$15,000	$—

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

The manager, OCV Management, LLC, and general partner of the Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board of Directors (the “Board”) of the Company, is indirectly the majority equity holder. Mr. Ressler’s tenure with the Board ended as of May 10, 2022. As a limited partner in the Fund, prior to the settlement of certain litigation generally related to the Company’s investment in the Fund in January 2022, the Company paid an annual management fee to the manager equal to 2.0% of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner would be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. At the time of the settlement of the litigation (see Note 9 – Commitments and Contingencies), the Company had invested approximately $128.8 million in the Fund. In connection with the settlement of the litigation, among other terms, no further capital calls will be made in connection with the Company’s investment in the Fund, nor will any management fees be paid by the Company to the manager. As such, during the nine months ended September 30, 2022, the Company received no capital call notices from the manager of the Fund. During the nine months ended September 30, 2021, the Company received capital call notices from the manager of the Fund for $21.2 million, inclusive of certain management fees. Approximately $21.2 million was paid for capital call notices during the nine months ended September 30, 2021. During both the nine months ended September 30, 2022 and 2021, the Company received no distributions from OCV.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag (including management fees) due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline. During the three months ended September 30, 2022 and 2021, the Company recognized an

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
investment loss of $3.2 million and $1.9 million, net of tax benefit, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized an investment (loss) gain of $(10.1) million and $16.6 million, net of tax benefit (expense), respectively. The gains and losses were primarily the result of gains and losses in the underlying investments. During the three months ended September 30, 2022, the Company recognized no expense for management fees, and during three months ended September 30, 2021, the Company recognized expense for management fees of $0.8 million, net of tax benefit. During the nine months ended September 30, 2022 and 2021, the Company recognized expense for management fees of $1.5 million and $2.3 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands). These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.

	September 30, 2022	December 31, 2021
Equity securities	$109,228	$122,593
Maximum exposure to loss	$109,228	$122,593

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

5.Discontinued Operations and Dispositions

Consensus Spin-off

As further described in Note 1 - Basis of Presentation and Overview, on October 7, 2021, the Separation of the cloud fax business was completed. The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed as the Separation constituted a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, the Condensed Consolidated Financial Statements reflect the results of the cloud fax business as a discontinued operation for the three and nine months ended September 30, 2021. The Condensed Consolidated Statements of Operations report discontinued operations separate from continuing operations. The Condensed Consolidated Statements of Comprehensive (Loss) Income, Condensed Consolidated Statements of Cash Flows (including Note 15 - Supplemental Cash Flow Information), and Condensed Consolidated Statements of Stockholders’ Equity combine continuing and discontinued operations.

The key components of cash flows from discontinued operations were as follows (in thousands):

Nine Months Ended September 30, 2021
Capital expenditures	$15,252
Depreciation and amortization	$8,941
Deferred taxes	$5,306
In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, which are further discussed in Note 17 - Related Party Transactions. Further, certain of the Company’s management and members of its board of directors resigned from the Company as of the date of distribution and joined Consensus. In addition, one of the Company’s members of senior management as of September 30, 2022 has served on the board of directors of Consensus since the date of distribution.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The key components of income from discontinued operations were as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$89,107	$263,386
Cost of revenues	(14,605)	(43,129)
Sales and marketing	(13,116)	(40,032)
Research, development and engineering	(2,019)	(5,635)
General and administrative	(8,237)	(20,262)
Interest expense and other	(3,818)	(4,017)
Income before income taxes	47,312	150,311
Income tax expense	(11,512)	(36,606)
Income from discontinued operations, net of income taxes	$35,800	$113,705

B2B Back-up and Voice Asset Sales

The Company completed the following dispositions that did not meet the criteria for discontinued operations.

During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. Such assets were recorded within the Cybersecurity and Martech reportable segment. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. The total gain recognized on the sale of these Voice assets was $2.8 million which was recorded in loss on sale of businesses on the Condensed Consolidated Statement of Operations in the nine months ended September 30, 2021.

During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. The B2B Backup business met the held for sale criteria, and accordingly, the assets and liabilities were presented as held for sale on the Consolidated Statement Balance Sheets at March 31, 2021 and June 30, 2021. The business is recorded within the Cybersecurity and Martech reportable segment. During the second quarter of 2021, the Company received an offer to purchase the B2B Backup business and management determined that the fair value of the business less cost to sell was lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million during the second quarter of 2021, which was recorded in impairment of business on the Consolidated Statement of Operations (see Note 7 - Goodwill and Intangible Assets). On September 17, 2021, in a cash transaction, the Company sold the B2B Backup business. The total loss recognized on the sale of the B2B Backup business was $24.6 million which was recorded in loss on sale of businesses on the Condensed Consolidated Statement of Operations in the three and nine months ended September 30, 2021.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

The Company’s money market funds are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs. The fair value of the Company’s debt instruments was approximately $0.9 billion and $1.3 billion, as of September 30, 2022 and December 31, 2021, respectively (see Note 8 - Debt).

The Retained Consensus Shares are equity securities for which the Company elected the fair value option, and the fair value of the Retained Consensus Shares and subsequent fair value changes are included in our assets of and results from continuing operations, respectively. As of September 30, 2022 and December 31, 2021, the Company’s investment in Consensus common stock was remeasured at fair value based on Consensus’ closing stock price with a balance of $54.9 million and $229.2 million included on the Condensed Consolidated Balance Sheets, respectively. Unrealized gain (loss) of $4.2 million and $(14.2) million were recorded on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively. The fair value of the investment in Consensus is determined using quoted market prices, which is a Level 1 input.

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

The investment in corporate debt securities is measured at fair value on our Condensed Consolidated Balance Sheets. Unrealized gains and losses are reported in other comprehensive income until realized. Corporate debt securities do not have a readily determinable fair value because acquired securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The investment in corporate debt securities is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt securities is determined primarily based in significant estimates and assumptions, including Level 3 inputs. As of September 30, 2022, the fair value of our investment in corporate debt securities approximates its carrying value due to close proximity of the date of the investment to the reporting date. Refer to Note 4 - Investments for additional information.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

The following tables present the fair values of the Company’s financial assets or liabilities (in thousands):

September 30, 2022	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$170,574	$—	$—	$170,574	$170,574
Investment in corporate debt securities	—	—	15,000	15,000	15,000
Investment in Consensus	54,897	—	—	54,897	54,897
Total assets measured at fair value	$225,471	$—	$15,000	$240,471	$240,471

Liabilities:
Contingent consideration	$—	$—	$1,106	$1,106	$1,106
Debt	891,852	—	—	891,852	998,499
Total liabilities measured at fair value	$891,852	$—	$1,106	$892,958	$999,605

December 31, 2021	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$144,255	$—	$—	$144,255	$144,255
Investment in Consensus	229,200	—	—	229,200	229,200
Total assets measured at fair value	$373,455	$—	$—	$373,455	$373,455

Liabilities:
Contingent consideration	$—	$—	$5,775	$5,775	$5,775
Debt	1,345,311	—	—	1,345,311	1,090,627
Total liabilities measured at fair value	$1,345,311	$—	$5,775	$1,351,086	$1,096,402

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the nine months ended September 30, 2022 and 2021, there were no transfers that occurred between levels.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

The following table presents a reconciliation of the Company’s Level 3 financial assets related to our investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2022	$—
Investment in corporate debt securities	15,000	Not applicable
Balance as of September 30, 2022	$15,000

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2022	$5,775
Contingent consideration	555
Total fair value adjustments reported in earnings	(2,305)	General and administrative
Contingent consideration payments	(2,919)	Not applicable
Balance as of September 30, 2022	$1,106

In connection with the Company’s other acquisition activity, contingent consideration of up to $1.1 million may be payable upon achieving certain future earnings before interest, taxes, depreciation and amortization (EBITDA), revenue, and/or unique visitor thresholds and had a combined fair value of $1.1 million and $5.8 million at September 30, 2022 and December 31, 2021, respectively. Due to the achievement of certain thresholds, $2.9 million and $5.8 million was paid during the nine months ended September 30, 2022 and 2021, respectively.

The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets and property, plant and equipment, are adjusted to fair value only when an impairment is recognized. See Note 7 - Goodwill and Intangible Assets for further information. Such fair value measurements are based predominately on Level 3 inputs. See Note 7 - Goodwill and Intangible Assets for further information.

7.Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is assigned to the reporting unit that is expected to benefit from the synergies of the combination. Goodwill is tested for impairment annually on October 1st at the reporting unit level, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company’s Digital Media reportable segment is comprised of seven reporting units and the Cybersecurity and Martech reportable segment is comprised of two reporting units.

The changes in carrying amounts of goodwill for the nine months ended September 30, 2022 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2022	$996,659	$534,796	$1,531,455
Goodwill acquired (Note 3)	93,827	—	93,827
Goodwill impairment	(27,369)	—	(27,369)
Purchase accounting adjustments (Note 3)	4,943	(137)	4,806
Foreign exchange translation	(5,952)	(16,810)	(22,762)
Balance as of September 30, 2022	$1,062,108	$517,849	$1,579,957

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
During the three months ended September 30, 2022, the Company reassessed the fair value of a reporting unit within the Digital Media reportable segment as a result of a forecasted reduction in revenue and EBITDA in that reporting unit, as well as an increase in interest rates and market volatility that would affect the Company’s assumptions on its discount rate. Based on the quantitative fair value test, the carrying value of the reporting unit exceeded its fair value at September 30, 2022, and the Company recorded an impairment of approximately $27.4 million during the three months ended September 30, 2022. The fair value of the reporting unit was determined using an equal weighting of an income approach that was based on the discounted estimated future cash flows of the reporting unit and a market approach that uses the guideline public company approach. We believe the combination of these approaches provides an accurate valuation because it incorporates the expected cash generation of the reporting unit in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Determining fair value using a discounted estimated future cash flow analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the discounted cash flow analyses were based on the most recent forecast for the reporting unit. For years beyond the forecast period, the estimates were based, in part, on forecasted growth rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. Determining fair value using a market approach considers multiples of financial metrics based on trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the reporting unit. Following the impairment, this reporting unit had goodwill of approximately $86.9 million and the carrying value approximated its fair value.

During the three months ended September 30, 2022, the Company realigned two reporting units within the Digital Media reportable segment. The Company re-allocated goodwill between the two identified reporting units based upon the relative fair value of the respective reporting units. Immediately before and immediately following this change in reporting units, the Company performed a quantitative fair value assessment using the income approach and market approach noted above, and each of these reporting units exceeded their respective carrying values and, therefore, there was no impairment to goodwill.

During the nine months ended September 30, 2021, the Company recorded an impairment of approximately $32.6 million related to the Company’s B2B Backup business (included in the Cybersecurity and Martech reportable segment). In 2021, the Company received an offer to purchase the B2B Backup business and management determined that the fair value of that business less cost to sell was lower than its carrying amount. The fair value of the business was determined based upon the offer price. The fair value of the remaining reporting unit was determined using an equal weighting of an income approach and a market approach, and was in excess of the remaining carrying value of the reporting unit.

Goodwill as of September 30, 2022 and December 31, 2021 reflects accumulated impairment losses of $27.4 million and zero, respectively, in the Digital Media reportable segment and reflects accumulated impairment losses of $32.6 million and $32.6 million, respectively, in the Cybersecurity and Martech reportable segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Intangible Assets Subject to Amortization

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

As of September 30, 2022, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.0 years	$261,070	$119,026	$142,044
Customer relationships (1)	7.9 years	683,503	456,377	227,126
Other purchased intangibles	8.6 years	480,986	351,704	129,282
Total		$1,425,559	$927,107	$498,452

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

Amortization expense, included in General and administrative expense on our Condensed Consolidated Statements of Operations, approximated $36.3 million and $46.6 million for the three months ended September 30, 2022 and 2021, respectively, and $119.3 million and $140.7 million for the nine months ended September 30, 2022 and 2021, respectively.

8.    Debt

The Company’s debt as of September 30, 2022 and December 31, 2021 consists of the following (in thousands):

	September 30, 2022	December 31, 2021
4.625% Senior Notes	$460,038	$641,276
1.75% Convertible Notes	550,000	550,000
Total Notes	1,010,038	1,191,276
Less: Unamortized discount	(2,837)	(91,593)
Deferred issuance costs	(8,702)	(9,056)
Total debt	998,499	1,090,627
Less: current portion	—	(54,609)
Total long-term debt, less current portion	$998,499	$1,036,018

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of September 30, 2022.

During the three and nine months ended September 30, 2022, the Company repurchased approximately $105.1 million and $181.2 million, respectively, in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $94.1 million and $167.7 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized a gain of approximately $10.2 million and $12.1 million, respectively, associated with the repurchase of the 4.625% Senior Notes, which is recorded within ‘Gain on debt extinguishment, net’ on our Condensed Consolidated Statements of Operations.

As of September 30, 2022 and December 31, 2021, the estimated fair value of the 4.625% Senior Notes was approximately $378.3 million and $659.9 million, and was based on recent quoted market prices for the 4.625% Senior Notes which are Level 1 inputs. Refer to Note 6 - Fair Value Measurements.

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of September 30, 2022 and December 31, 2021, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.

As of September 30, 2022, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

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

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and were being amortized to interest expense through the maturity date. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. Upon adoption of ASU 2020-06, the Company reclassified the $2.8 million from additional paid-in-capital to the long-term liability and recorded a cumulative adjustment to retained earnings for amortization from the issuance date through January 1, 2022 and will record amortization expense for these debt issuance costs through the maturity date. As of September 30, 2022, the total unamortized deferred issuance costs were $7.8 million.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The 1.75% Convertible Notes are carried at face value less any unamortized debt discount (prior to adoption of ASU 2020-06) and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2022 and December 31, 2021, the estimated fair value of the 1.75% Convertible Notes was approximately $513.6 million and $685.4 million, respectively.

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

In connection with the Separation, the Company redeemed in full all of its outstanding 3.25% Convertible Notes. During the three and nine months ended September 30, 2021, the Company satisfied its conversion obligation by paying the principal of $399.6 million and $402.4 million, respectively, in cash and the Company issued 3,031,817 and 3,050,850 shares of the Company’s common stock during the three and nine months ended September 30, 2021, respectively (see Note 11 - Stockholders’ Equity).

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

At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement.

Debt-for-Equity Exchange

On June 10, 2022 (the “Term Loan Funding Date”), the Company entered into a Fifth Amendment to its Credit Agreement with MUFG Union Bank, N.A, as administrative agent and collateral agent and the lenders party thereto to effectuate the debt-for-equity exchange. The Fifth Amendment to the Credit Agreement provided for the Term Loan Facility in an aggregate principal amount of $90.0 million and certain other changes to the Credit Agreement. The Term Loan Facility had a maturity date that was 60 days after the Term Loan Funding Date. The Term Loan Facility bore interest at a base rate equal to the greater of (x) the Federal Funds Effective Rate, as defined in the Credit Agreement, in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent, as defined in the Credit Agreement, as its U.S. Dollar "Reference Rate" and (z) one month LIBOR plus 1%, provided that the base rate for any term loan made under the Credit Agreement shall be greater of clause (x) and (y) above in each case. During June 2022, the Company borrowed approximately $90.0 million under the Term Loan Facility and completed the non-cash debt-for-equity exchange of 2,300,000 shares of its common stock of Consensus to settle its obligation of $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus an immaterial amount of interest.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
On September 15, 2022 (the “Term Loan Two Funding Date”), the Company entered into a Sixth Amendment to its Credit Agreement with MUFG Union Bank, N.A, as administrative agent and collateral agent and the lenders party thereto to effectuate the debt-for-equity exchange. The Sixth Amendment to the Credit Agreement provided for the Term Loan Two Facility in an aggregate principal amount of approximately $22.3 million and certain other changes to the Credit Agreement. The Term Loan Two Facility had a maturity date that was 60 days after the Term Loan Two Funding Date. The Term Loan Two Facility bore interest at a base rate equal to the greater of (x) the Federal Funds Effective Rate, as defined in the Credit Agreement, in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent, as defined in the Credit Agreement, as its U.S. Dollar "Reference Rate" and (z) one month LIBOR plus 1%, provided that the base rate for any term loan made under the Credit Agreement shall be greater of clause (x) and (y) above in each case. During September 2022, the Company borrowed approximately $22.3 million under the Term Loan Two Facility and completed the non-cash debt-for-equity exchange of 500,000 shares of its common stock of Consensus to settle its obligation of $22.3 million outstanding aggregate principal amount of the Term Loan Two Facility plus an immaterial amount of interest.

During the three and nine months ended September 30, 2022, the Company recorded a loss on extinguishment of debt of approximately $0.1 million and $0.6 million, respectively, related to the debt-for-equity exchanges, which is presented within ‘Gain on debt extinguishment, net’ on our Condensed Consolidated Statements of Operations.

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

On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against the Company in the Central District of California (20-cv-06906), alleging violations of federal securities laws. The Company has moved to dismiss the consolidated class action complaint. The court granted the motion to dismiss and the plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint. On August 8, 2022, the court granted the Company’s motion to dismiss the amended complaint without leave to amend. The plaintiff has filed the notice of appeal.

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

10.    Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 45.9% and (44.2)% for the three months ended September 30, 2022 and 2021, respectively and 83.9% and 142.3% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2022 have been disproportionately impacted due to the size of the discrete book loss related to the Disposed Consensus Shares and Retained Consensus Shares. The net loss recorded for book purposes for the Disposed Consensus Shares, excluding transaction costs resulted in no tax benefit because the loss was not subject to tax since the Company disposed of the investment in a tax-free manner based on guidance and requirements set out by the Internal Revenue Service, within the one-year anniversary of the Separation. During the three months ended September 30, 2022, the Company recognized a tax charge of $11.3 million related to its Retained Consensus Shares due to recording a deferred tax liability as of September 30, 2022 as the Company did not dispose of the Retained Consensus Shares within the one-year anniversary of the Separation. This increase to tax expense was partially offset by a tax benefit of $6.7 million for recording a deferred tax asset on the impairment of goodwill recorded during the three months ended September 30, 2022.

During the three months and nine months ended September 30, 2021, the Company recognized a tax benefit primarily due to the recognition of a tax benefit from the disposition and impairment of the B2B Back-up business, a reduction in the net reserve for uncertain tax positions and for the release of a valuation allowance on deferred tax assets related to the impairment of certain U.S. investments. During the three and nine months ended September 30, 2021, in connection with the redemption of the 3.25% Convertible Notes, the Company recorded a reduction in its deferred tax liabilities and an increase in additional paid-in capital of approximately $44.2 million. As the redemption of the 3.25% Convertible Notes were settled in cash and equity for an amount in excess of the Company’s tax basis in the 3.25% Convertible Notes, the deferred tax liability was reversed with an adjustment to additional-paid-in capital. Prior to the redemption, the Company had a deferred tax liability on the 3.25% Convertible Notes for cumulative book-tax temporary differences related to interest expense that resulted in the tax basis exceeding the financial statement carrying amount of the 3.25% Convertible Notes.

Income (loss) from continuing operations before income taxes included a loss from domestic operations of approximately $0.3 million and $(63.1) million for the nine months ended September 30, 2022 and 2021, respectively, and income from foreign operations of $39.3 million and $49.1 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company had $45.4 million and $42.5 million, respectively, in liabilities for uncertain income tax positions from continuing operations. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statement of Operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheet. The Company’s prepaid taxes were zero and $0.8 million at September 30, 2022 and December 31, 2021, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. On February 24, 2021, the Company received a Notice of Deficiency for tax years 2012 through 2014 which disallowed certain deductions for domestic production. The Company disagrees with the Notice and filed a petition with the United States Tax Court on May 24, 2021. As of September 30, 2022, the audits are ongoing.

The Company is under audit by the California Franchise Tax Board (“FTB”) for its tax years 2012, 2013, 2015, and 2016. The FTB, however, has agreed to suspend its audit pending the outcome of the IRS audit for such tax years. As of September 30, 2022, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of September 30, 2022, the audits are ongoing.

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

11.    Stockholders’ Equity

On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans during the years ended December 31, 2021 and 2020 to execute repurchases under the 2020 Program. During the three months ended September 30, 2022, the Company repurchased zero shares under the 2020 Program. During the nine months ended September 30, 2022, the Company repurchased 736,536 shares at an aggregate cost of approximately $71.3 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. Cumulatively as of September 30, 2022, 3,672,846 shares were repurchased at an aggregate cost of $296.9 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. As a result of the repurchases, the number of shares available for purchase as of September 30, 2022 is 6,327,154 shares of the Company’s common stock.

Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three months ended September 30, 2022 and 2021, the Company purchased and retired 2,601 and 49,641 shares at an aggregate cost of approximately $0.2 million and $6.9 million, respectively, from plan participants for this purpose. During the nine months ended September 30, 2022 and 2021, the Company purchased and retired 52,837 and 245,083 shares at an aggregate cost of approximately $5.2 million and $29.9 million, respectively, from plan participants for this purpose.

In connection with the Separation, the Company called its 3.25% Convertible Notes for redemption and during the three and nine months ended September 30, 2021, the Company issued 3,031,817 and 3,050,850 shares of the Company’s common stock, respectively, in connection with that redemption (see Note 8 - Debt).

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
12.    Stock Based Compensation

The Company’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of the Company’s common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s common stock on the date of grant for non-statutory stock options. As of September 30, 2022, zero shares underlying options and zero shares of restricted stock units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of September 30, 2022, 435,135 shares underlying options and 526,656 shares of restricted stock units were outstanding under the 2015 Plan.

Restricted Stock

 The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and four to eight years for the Chief Executive Officer. The Company granted 152,982 and 91,163 shares of restricted stock and restricted units (excluding awards with market conditions below) during the nine months ended September 30, 2022 and 2021, respectively.

The Company has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets for 20-days within a 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended September 30, 2022 and 2021, the Company awarded 100,193 and 73,094 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the nine months ended September 30, 2022 and 2021 were $87.11 and $94.40, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	September 30, 2022	September 30, 2021
Underlying stock price at valuation date	$99.32	$113.27
Expected volatility	36.7%	30.3%
Risk-free interest rate	1.8%	1.3%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Restricted stock award activity for the nine months ended September 30, 2022 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	383,963	$62.65
Granted	—	—
Vested	(65,831)	$80.89
Canceled	(1,605)	$93.75
Nonvested at September 30, 2022	316,527	$60.11

Restricted stock unit activity for the nine months ended September 30, 2022 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	360,743
Granted	253,175
Vested	(74,604)
Canceled	(12,658)
Outstanding at September 30, 2022	526,656	2.6	$36,065,403
Vested and expected to vest at September 30, 2022	385,498	2.2	$26,398,925

As of September 30, 2022 and December 31, 2021, the Company had unrecognized share-based compensation cost of approximately $48.2 million and $44.3 million, respectively, associated with these restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 3.0 for restricted stock awards and 3.7 for restricted stock units.

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

The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.15% and 11.15% as of September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022 and 2021, 76,741 and 58,145 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of the Company’s common stock under the Purchase Plan was $5.2 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, 1,218,950 shares were available under the Purchase Plan for future issuance.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	September 30, 2022	September 30, 2021
Risk-free interest rate	1.54%	0.06%
Expected term (in years)	0.5	0.5
Dividend yield	0.00%	0.00%
Expected volatility	41.6%	35.62%
Weighted average volatility	41.6%	35.62%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
13.    Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net income from continuing operations	$18,185	$18,185	$6,769	$6,769
Net income available to participating securities (1)	(4)	(4)	(4)	(4)
1.75% Convertible Notes interest expense (after-tax) (2)	—	—	—	—
Net income available to the Company’s common shareholders from continuing operations	$18,181	$18,181	$6,765	$6,765
Denominator:
Weighted-average outstanding shares of common stock	46,871,897	46,871,897	46,738,073	46,738,073
Dilutive effect of:
Equity incentive plans	—	—	—	332,532
Convertible debt (2)	—	—	—	1,511,980
Common stock and common stock equivalents	46,871,897	46,871,897	46,738,073	48,582,585

Net income per share from continuing operations:	$0.39	$0.39	$0.14	$0.14

	Nine Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net (loss) income from continuing operations	$(3,714)	$(3,714)	$22,504	$22,504
Net income available to participating securities (1)	—	—	(24)	(24)
1.75% Convertible Notes interest expense (after-tax) (2)	—	—	—	—
Net (loss) income available to the Company’s common shareholders from continuing operations	$(3,714)	$(3,714)	$22,480	$22,480
Denominator:
Weighted-average outstanding shares of common stock	46,967,671	46,967,671	45,258,819	45,258,819
Dilutive effect of:
Equity incentive plans	—	—	—	272,178
Convertible debt (2)	—	—	—	2,034,065
Common stock and common stock equivalents	46,967,671	46,967,671	45,258,819	47,565,062

Net (loss) income per share from continuing operations:	$(0.08)	$(0.08)	$0.50	$0.47

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
(2)Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible debt was calculated using the if-converted method for the three and nine months ended September 30, 2022. The dilutive impact of convertible debt was calculated using the treasury stock method for the three and nine months ended September 30, 2021 (see Note 8 - Debt).

For the three months ended September 30, 2022 and 2021, there were 1,278,330 and zero, respectively, stock options and restricted stock excluded from the calculation as they were anti-dilutive. For the nine months ended September 30, 2022 and 2021, there were 1,278,330 and zero, respectively, stock options and restricted stock excluded from the calculation as they were anti-dilutive. For the three months ended September 30, 2022 and 2021, there were 5,158,071 and zero shares, respectively, related to convertible debt excluded from the calculation as they were anti-dilutive. For the nine months ended

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
September 30, 2022 and 2021, there were 5,158,071 and zero shares, respectively, related to convertible debt excluded from the calculation as they were anti-dilutive.

14.    Segment Information

The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). The Company aggregates its operating segments into two reportable segments: Digital Media and Cybersecurity and Martech.

The accounting policies of the businesses are the same as those described in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2022. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by reportable segment:
Digital Media	$263,896	$262,429	$757,423	$743,280
Cybersecurity and Martech	78,192	93,071	237,596	265,580
Elimination of inter-segment revenues	(215)	(356)	(722)	(766)
Total segment revenues	341,873	355,144	994,297	1,008,094
Corporate(1)	—	—	—	—
Total revenues	$341,873	$355,144	$994,297	$1,008,094

Gross profit by reportable segment:
Digital Media	$232,887	$238,650	$676,040	$673,409
Cybersecurity and Martech	56,595	66,884	174,251	192,638
Elimination of inter-segment gross profit	(212)	(88)	(701)	(214)
Total segment gross profit	289,270	305,446	849,590	865,833
Corporate(1)	—	—	—	(74)
Total gross profit	289,270	305,446	849,590	865,759

Operating expenses by reportable segment(2):
Digital Media	205,570	188,950	571,980	548,960
Cybersecurity and Martech	42,765	56,208	135,516	191,282
Elimination of inter-segment operating expenses	(212)	(88)	(701)	(214)
Total segment operating expenses	248,123	245,070	706,795	740,028
Corporate(1)	12,113	15,366	37,312	43,785
Total operating expenses	260,236	260,436	744,107	783,813

Operating income by reportable segment:
Digital Media	27,317	49,700	104,060	124,449
Cybersecurity and Martech	13,830	10,676	38,735	1,356
Total segment operating income	41,147	60,376	142,795	125,805
Corporate(1)	(12,113)	(15,366)	(37,312)	(43,859)
Income from operations	$29,034	$45,010	$105,483	$81,946

(1)Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(2)Operating expenses for each segment include other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses. For the nine months ended September 30, 2021, goodwill impairment related to our B2B Backup business is also included within operating expenses for Cybersecurity and Martech. For the three and nine months ended September 30, 2022, the Company had an impairment to goodwill within operating expenses for Digital Media.

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions other than as presented for Digital Media and Cybersecurity and Martech. Accordingly, the following segment information is presented for Digital Media and Cybersecurity and Martech.

	September 30, 2022	December 31, 2021
Assets:
Digital Media	$2,014,843	$2,043,204
Cybersecurity and Martech	970,482	1,088,741
Total assets from reportable segments	2,985,325	3,131,945
Corporate	447,743	638,335
Total assets	$3,433,068	$3,770,280

	Nine Months Ended September 30,
	2022	2021
Capital expenditures
Digital Media	$69,451	$51,995
Cybersecurity and Martech	11,312	20,248
Total from reportable segments	80,763	72,243
Corporate	4	—
Capital expenditures of discontinued operations	—	15,252
Total capital expenditures	$80,767	$87,495

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization:
Digital Media	$44,631	$50,056	$138,297	$147,482
Cybersecurity and Martech	11,445	12,742	36,566	39,803
Total from reportable segments	56,076	62,798	174,863	187,285
Corporate	(139)	79	17	217
Depreciation and amortization of discontinued operations	—	3,340	—	8,941
Total depreciation and amortization	$55,937	$66,217	$174,880	$196,443

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
United States	$291,164	$297,123	$841,396	$837,656
Canada	8,629	8,284	24,780	24,596
Ireland	8,075	8,603	24,619	27,657
All other countries	34,005	41,134	103,502	118,185
Total	$341,873	$355,144	$994,297	$1,008,094

	September 30, 2022	December 31, 2021
Long-lived assets:
United States	$644,327	$726,128
All other countries	69,563	63,423
Total	$713,890	$789,551

15. Supplemental Cash Flow Information

Non-cash investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021(1)
Non-cash investing activity:
Property and equipment, accrued but unpaid	$184	$219
Right-of-use assets acquired in exchange for operating lease obligations	$4,130	$9,274
Disposition of Investment in Consensus(2)	$112,286	$—
Non-cash financing activity:
Debt principal settled in exchange for Investment in Consensus(2)	$112,286	$—

(1)Combines continuing and discontinued operations.
(2)The Company disposed $160.1 million of its Investment in Consensus in exchange for $112.3 million of debt and recorded $47.8 million of loss on investment, net.

Supplemental data (in thousands):

	Nine Months Ended September 30,
	2022	2021
Interest paid	$20,718	$29,467
Income taxes paid, net of refunds	$31,632	$49,859

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
16.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax, for the three months ended September 30, 2022 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of July 1, 2022	$169	$(83,865)	$(83,696)
Other comprehensive loss	(169)	(24,753)	(24,922)
Balance as of September 30, 2022	$—	$(108,618)	$(108,618)

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax, for the nine months ended September 30, 2022 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2022	$169	$(57,391)	$(57,222)
Other comprehensive loss	(169)	(51,227)	(51,396)
Balance as of September 30, 2022	$—	$(108,618)	$(108,618)

There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, accumulated other comprehensive loss and other comprehensive loss were adjusted by approximately zero and $4.1 million, respectively, related to the subsequent accounting for the Separation.

17.    Related Party Transactions

Consensus

In preparation for and in executing the Separation, the Company incurred transaction-related costs, some of which were or the Company expects to be, reimbursed by Consensus. These transaction costs primarily related to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax and legal functions. In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement. The transition services agreement governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services, and nearly all such services were terminated without extension twelve months after the Separation. Amounts due from Consensus as of September 30, 2022 and December 31, 2021 were approximately $1.2 million and $9.3 million, respectively, related to reimbursement of certain other costs pursuant to the transition services agreement, certain transaction related costs and other costs, and are included in ‘Accounts receivable’ within the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2022, the Company recorded an offset to expense of approximately zero and $1.2 million, respectively, from Consensus related to certain items above within ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, Consensus paid the Company approximately $7.2 million and $18.7 million, respectively, related to reimbursement of items described above.

Further, the Company assigned its lease of office space in Los Angeles, California to Consensus. As of September 30, 2022, Ziff Davis remained the lessee under this lease and its obligations remained in place through October 7, 2022, after which time Consensus would take over the lease in full. During the three and nine months ended September 30, 2022, the Company recorded an offset to lease expense of approximately $0.5 million and $1.5 million, respectively, related to this lease, however, Consensus paid the landlord directly (other than an immaterial amount of sublease payments from Ziff Davis to Consensus).

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

OCV

On September 25, 2017, the Company entered into a commitment to invest in the Fund. The manager, OCV Management, LLC, and general partner of the Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board, is indirectly the majority equity holder. Mr. Ressler’s tenure with the Board ended as of May 10, 2022. During the three and nine months ended September 30, 2022 and 2021, the Company recognized expense for management fees of zero and $0.8 million, net of tax benefit, respectively, and $1.5 million and $2.3 million, net of tax benefit, respectively. During the nine months ended September 30, 2021, the Company received capital call notices from the management of OCV Management, LLC for $21.2 million, inclusive of certain management fees. Approximately $21.2 million was paid for capital call notices during the nine months ended September 30, 2021. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner will be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. In connection with the settlement of certain litigation generally related to the Company’s investment in the Fund (see Note 9 - Commitments and Contingencies), among other terms, no further capital calls were made during the nine months ended September 30, 2022 or will be made in the future in connection with the Company’s investment in the Fund, nor will any future management fees be paid by the Company to the manager.

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

The accounting requirements for reporting the Separation of Consensus as a discontinued operation were met when the Separation was completed on October 7, 2021. Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the results of the Consensus business as a discontinued operation. Ziff Davis retained a 19.9% interest in Consensus following the Separation (the “Investment in Consensus”). Ziff Davis did not retain a controlling interest in Consensus. On June 10, 2022, the Company entered into a Fifth Amendment to its Credit Agreement and on September 15, 2022, the Company entered into a Sixth Amendment to its Credit Agreement, each with MUFG Union Bank, N.A., as administrative agent and collateral agent and the lenders party thereto to effectuate two debt-for equity exchanges of the portion of the Investment in Consensus. The Fifth Amendment to the Credit Agreement provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $90.0 million (the “Term Loan Facility”) and the Sixth Amendment to the Credit Agreement provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $22.3 million (the “Term Loan Two Facility”). Both amendments provided for certain other changes to the Credit Agreement. Refer to Note 8 - Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information. During June 2022, the Company borrowed approximately $90.0 million under the Term Loan Facility and completed a non-cash exchange of 2.3 million shares of the Investment in Consensus to settle its obligation of $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus related interest. During September 2022, the Company borrowed approximately $22.3 million under the Term Loan Two Facility and completed a non-cash exchange of 0.5 million shares of the Investment in Consensus to settle its obligation of $22.3 million outstanding aggregate principal amount of the Term Loan Two Facility plus related interest. As of September 30, 2022, the Company holds approximately 1.2 million shares of the common stock of Consensus. The Investment in Consensus represents an investment into equity securities for which the Company elected the fair value option and subsequent fair value changes in the Consensus shares are included in the assets of and results from continuing operations.

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

Performance Metrics

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Digital Media
Advertising(1)	$186,921	$198,794	$546,186	$574,465
Subscription(1)	64,780	52,010	179,257	145,935
Other(1)	12,195	11,625	31,980	22,880
Total Digital Media revenues	$263,896	$262,429	$757,423	$743,280

Cybersecurity and Martech
Subscription	$78,192	$93,071	$237,596	$265,580
Total Cybersecurity and Martech revenues	$78,192	$93,071	$237,596	$265,580

Elimination of inter-segment revenues	(215)	(356)	(722)	(766)
Total Revenues	$341,873	$355,144	$994,297	$1,008,094

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

The following table sets forth certain key operating metrics for our Digital Media advertising business for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Net advertising revenue retention (1)	94.1%	114.1%
Advertisers (2)	$1,953	1,908
Quarterly revenue per advertiser (3)	$95,710	$104,189

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

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021 (excluding disposed assets)(1)	2021 (including disposed assets) (1)
Subscribers (in thousands) (2)	3,050	2,290	2,318
Average quarterly revenue per subscriber (3)	$46.87	$59.08	$62.51
Churn rate (4)	3.55%	2.99%	2.86%

(1) The metrics in the table above are shown exclusive and inclusive of the B2B Backup business that was sold during the third quarter of 2021. The metric of average monthly revenue per subscriber excluding disposed assets for the three and nine months ended September 30, 2021 is considered a non-GAAP measure. The Company believes this provides useful information to allow for comparability of these metrics without disposed assets in both periods. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2021 Annual Report on Form 10-K filed with the SEC on March 15, 2022. During the three and nine months ended September 30, 2022, there were no significant changes in our critical accounting policies and estimates. See Note 1 to the Condensed Consolidated Financial Statements for additional description of significant accounting policies of the Company.

Results of Operations for the Three and Nine Months Ended September 30, 2022

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

Cybersecurity and Martech

We expect 2022 revenue to be lower compared to the prior year driven by the divestitures of our B2B Backup business and Voice assets, partially offset by revenue from acquisitions and organic growth in certain of our businesses. The main focus of our Cybersecurity and Martech service offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

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

Consolidated

Based on the trends discussed above with respect to our Digital Media and Cybersecurity and Martech businesses, we anticipate our consolidated revenue for fiscal year 2022 to be slightly below the prior year. We expect operating profit as a percentage of revenues to be generally consistent with 2021’s operating profit margins.

Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Revenues	$341,873	$355,144	(4)%	$994,297	$1,008,094	(1)%

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

Our revenues decreased during the three and nine months ended September 30, 2022 primarily due to declines in parts of both the Digital Media and Cybersecurity and Martech businesses and the absence of revenues associated with recently divested businesses, partially offset by contributions from recently acquired businesses and organic growth in certain parts of both the Digital Media and Cybersecurity and Martech businesses. Revenue in the third quarter of 2021 and the first nine months of 2021 included approximately $9.6 million and $33.5 million, respectively, of revenue from the divested B2B Backup business and Voice assets. Revenue in the third quarter of 2022 and the first nine months of 2022 included approximately $19.1 million and $70.1 million, respectively, of revenue related to businesses acquired during the twelve months prior to the beginning of the respective period.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Cost of revenue	$52,603	$49,698	6%	$144,707	$142,335	2%
As a percent of revenue	15%	14%		15%	14%

Cost of revenues is primarily comprised of costs associated with content fees, editorial and production costs and hosting costs. The increase in cost of revenues for the three months ended September 30, 2022 was primarily due to higher cost of revenues associated with newly acquired businesses, outside conference expense, field operations and media inventory and operations costs, including content fees, editorial and production costs, partially offset by approximately $3.4 million less in cost of revenues related to the sale of the B2B Backup business. The increase in cost of revenues for the nine months ended September 30, 2022 was primarily due to cost of revenues associated with newly acquired businesses, field operations costs, outside conference expense, customer service costs and database hosting services, partially offset by approximately $12.8 million less in cost of revenues related to the sale of the B2B Backup business.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Sales and Marketing	$119,474	$126,577	(6)%	$361,013	$354,949	2%
As a percent of revenue	35%	36%		36%	35%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. The decrease in sales and marketing expenses during the three months ended September 30, 2022 from the comparable period was primarily from lower selling and marketing expense within the Digital Media reportable segment due to lower third-party advertising expense, lower marketing expense within the Cybersecurity and Martech reportable segment and approximately $1.4 million lower sales and marketing expense from the absence of those costs related to the B2B Backup business. The increase in sales and marketing expenses during the nine months ended September 30, 2022 from the comparable period was primarily from higher sales and marketing expense from acquired businesses over the period and higher sales and marketing expenses in other parts of the Digital Media reportable segment, partially offset by $4.9 million lower sales and marketing expense from the absence of those costs related to the B2B Backup business.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Research, Development and Engineering	$17,735	$19,619	(10)%	$55,883	$56,999	(2)%
As a percent of revenue	5%	6%		6%	6%

Our research, development and engineering costs consist primarily of personnel-related expenses. The decrease in research, development and engineering costs for the three months ended September 30, 2022 compared to the prior year period was primarily due to a decrease in engineering costs driven in part by lower bonus expense, partially offset by an increase in business intelligence costs. The decrease in research, development and engineering costs for the nine months ended September 30, 2022 compared to the prior year period was primarily due to a decrease in engineering costs driven in part by lower bonus expense and the absence of engineering costs related to the B2B Backup business, partially offset by an increase in business intelligence and systems costs.

General and Administrative.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
General and Administrative	$95,658	$114,240	(16)%	$299,842	$339,236	(12)%
As a percent of revenue	28%	32%		30%	34%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The decrease in general and administrative expense from the third quarter of 2021 to the third quarter of 2022 was primarily due to lower depreciation and amortization expense and a decrease in general management and finance costs, and the absence of general and administrative costs related to the B2B Backup business. The decrease in general and administrative expense from the first nine months of 2021 to the first nine months of 2022 was primarily due to lower depreciation and amortization expense, a decrease in general management, legal and finance costs, and the absence of general and administrative costs related to the B2B Backup business.

Goodwill impairment on business. Goodwill impairment was $27.4 million and zero for the three months ended September 30, 2022 and 2021, respectively, and $27.4 million and $32.6 million for the nine months ended September 30, 2022 and 2021, respectively. The goodwill impairment during the three and nine months ended September 30, 2022 was related to a reporting unit within the Digital Media reportable segment and the goodwill impairment during the nine months ended September 30, 2021 was generated from the impairment of the B2B Backup business in the second quarter of 2021. Refer to Note 7 - Goodwill and Intangible Assets for further details.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$63	$70	$289	$220
Operating expenses:
Sales and marketing	772	335	2,447	879
Research, development and engineering	567	514	2,048	1,390
General and administrative	4,984	5,484	16,022	15,513
Total	$6,386	$6,403	$20,806	$18,002

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due on outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $8.6 million and $14.5 million for the three months ended September 30, 2022 and 2021, respectively, and $28.4 million and $57.0 million for the nine months ended September 30, 2022 and 2021, respectively. Interest expense, net decreased during the three months ended September 30, 2022 primarily due to approximately $4.0 million less interest expense from the adoption of ASU 2020-06 during 2022, whereby we no longer amortize a debt discount on the 1.75% Convertible Notes, and approximately $2.9 million less interest expense from the 4.625% Senior Notes related to a lower principal balance over the period as the notes were repurchased. Interest expense, net decreased during the nine months ended September 30, 2022 primarily due to approximately $11.5 million less interest expense due to the redemption of our 3.25% Convertible Notes in August 2021, approximately $11.7 million less interest expense from the adoption of ASU 2020-06 during 2022 and approximately $6.8 million less interest expense from the 4.625% Senior Notes related to a lower principal balance over the period as the notes were repurchased.

Gain on debt extinguishment, net. Gain on debt extinguishment, net was $10.1 million and zero during the three months ended September 30, 2022 and 2021, respectively, and $11.5 million and zero during the nine months ended September 30, 2022 and 2021, respectively. The gains on debt extinguishment during the three and nine months ended September 30, 2022 related primarily to the repurchases of the 4.625% Senior Notes.

Loss on sale of businesses, net. Loss on sale of businesses, net was zero and $24.6 million for the three months ended September 30, 2022 and 2021, respectively. Loss on sale of businesses, net was zero and $21.8 million for the nine months ended September 30, 2022 and 2021, respectively. The loss on the sale of business during the third quarter of 2021 was related to the sale of our B2B Back-up business. The loss on the sale of businesses during the nine months ended September 30, 2021 was due to the loss on the sale of the B2B Back-up business, partially offset by a gain on the sale of certain Voice assets in the United Kingdom in the first quarter of 2021 with a subsequent adjustment in the second quarter of 2021.

Unrealized gain (loss) on short-term investment. Our unrealized gain on short-term investment was $4.2 million and zero during the three months ended September 30, 2022 and 2021, respectively, and our unrealized loss on short-term investment was $14.2 million and zero during the nine months ended September 30, 2022 and 2021, respectively. The unrealized gain (loss) recorded during the three and nine months ended September 30, 2022 was due to the unrealized gain (loss) on our Investment in Consensus.

Gain (loss) on investments, net. Our gain (loss) on investments, net is generated from gains or losses from investments in equity and debt securities. Our gain (loss) on investments, net was $0.5 million and zero for the three months ended September 30, 2022 and 2021, respectively, and $(47.8) million and $(16.7) million for the nine months ended September 30, 2022 and 2021, respectively. Our gain on investments, net increased for the three months ended September 30, 2022 versus the comparable period related to the realized gain on the sale of 500,000 shares from our investment in Consensus during the third quarter of 2022. The increase in the realized loss on investments, net for the nine months ended September 30, 2022 versus the prior comparable period related to the net realized loss on the sale of 2.8 million shares from our investment in Consensus during the first nine months of 2022 resulting from the decrease in the quoted share price of Consensus over the time period. The loss on investment during the nine months ended September 30, 2021 was due to an impairment on certain investments.

Other income (loss), net. Our other income (loss), net is generated primarily from miscellaneous items and gain or losses on foreign currency exchange. Other income (loss), net was $4.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $13.0 million and $(0.5) million for the nine months ended September 30, 2022 and 2021, respectively. Other income (loss), net increased for the three and nine months ended September 30, 2022 compared to the prior year periods due primarily to gains on foreign currency exchange.

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

Provision for income taxes amounted to income tax (expense) benefit of $(18.1) million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, and $(33.2) million and $19.9 million for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate was 45.9% and (44.2)% for the three months ended September 30, 2022 and 2021, respectively, and 83.9% and 142.3% for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate for the three and nine months ended September 30, 2022 has been disproportionately impacted due to the size of the discrete book loss related to the Disposed Consensus Shares and the Retained Consensus Shares. The net loss recorded for book purposes for the Disposed Consensus Shares, excluding transaction costs, resulted in no tax benefit because the loss was not subject to tax since the Company disposed of the investment in a tax-free manner based on guidance and requirements set out by the Internal Revenue Service, within the one-year anniversary of the Separation. In addition, the Company recognized a tax charge of $11.3 million related to its Retained Consensus Shares due to recording a deferred tax liability as of September 30, 2022 as the Company did not dispose of the Retained Consensus Shares within the one-year anniversary of the Separation. This increase to tax expense was partially offset by a tax benefit of $6.7 million for recording a deferred tax asset on the impairment of goodwill recorded during the three months ended September 30, 2022.

The increase in our effective income tax rate for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily attributable to the following:

1.an increase in our effective income tax rate during 2022 due to recognizing a deferred tax liability related to the Retained Consensus Shares resulting in a tax expense of $11.3 million; and

2.an increase in our effective income tax rate during 2022 for U.S. state and local taxes due to a greater portion of our income being subject to tax in the U.S.; partially offset by

3.a decrease in our effective income tax rate during 2022 due to recognizing a tax benefit for a deferred tax asset related to goodwill impairment.

The decrease in our effective income tax rate for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily attributable to the following:

1.a disproportionate effective tax rate reported in 2021 due to an overall net loss reported in income from continuing operations before income taxes primarily due to the disposition and impairment of the B2B Backup business and other U.S. investments with corresponding tax benefits recognized; and

2.a discrete tax benefit recognized in 2021 related to a reduction in our net reserve for uncertain tax positions recognized in 2021 with no similar events for the nine months ended September 30, 2022; partially offset by

3.an increase in our effective income tax rate during 2022 due to recognizing a deferred tax liability related to the Retained Consensus Shares resulting in a tax expense of $11.3 million.

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

The (loss) income from equity method investment, net was $(3.2) million and $(1.9) million net of tax benefit for the three months ended September 30, 2022 and 2021, respectively, and $(10.1) million and $16.6 million, for the nine months ended September 30, 2022 and 2021, respectively. The decrease in income from equity method investment, net during the three and nine months ended September 30, 2022 was primarily due to a decrease in the value of the underlying investments. During the three months ended September 30, 2022. the Company recognized no expense for management fees, and during the three months ended September 30, 2021, the Company recognized expense for management fees of $0.8 million, net of tax benefit. During the nine months ended September 30, 2022 and 2021, the Company recognized expense for management fees of $1.5 million and $2.3 million, net of tax benefit, respectively.

Digital Media and Cybersecurity and Martech Results

Our businesses are based on the organization structure used by management for making operating and investment decisions and for assessing performance and have been aggregated into two reportable segments: (i) Digital Media and (ii) Cybersecurity and Martech.

We evaluate the performance of our reportable segments based on revenues, including both external and inter-business net sales, and operating income. We account for inter-business sales and transfers based primarily on standard costs with reasonable mark-ups established between the businesses. Identifiable assets by business are those assets used in the respective business’ operations. Corporate assets consist of cash and cash equivalents, deferred income taxes and certain other assets. All significant inter-business amounts are eliminated to arrive at our consolidated financial results.

Digital Media

The financial results are presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
External sales	$263,684	$262,162	$756,722	$742,729
Inter-business sales	212	267	701	551
Total sales	263,896	262,429	757,423	743,280
Cost of revenues	30,797	23,779	80,682	69,871
Gross profit	232,887	238,650	676,040	673,409
Operating expenses	205,570	188,950	571,980	548,960
Operating income	$27,317	$49,700	$104,060	$124,449

Digital Media’s net sales of $263.9 million for the three months ended September 30, 2022 increased $1.5 million, or 0.6%, compared to the prior year period primarily due to acquisitions and organic growth in certain of its businesses. Digital Media’s net sales of $757.4 million for the nine months ended September 30, 2022 increased $14.1 million, or 1.9%, compared to the prior year period primarily due to acquisitions and organic growth in certain of its businesses.

Digital Media’s gross profit of $232.9 million for the three months ended September 30, 2022 decreased $5.8 million, or 2.4%, compared to the prior year period primarily due to costs associated with newly acquired businesses. Digital Media’s gross profit of $676.0 million for the nine months ended September 30, 2022 increased $2.6 million, or 0.4%, compared to the prior year period primarily due to the increase in revenue.

Digital Media’s operating expenses of $205.6 million for the three months ended September 30, 2022 increased $16.6 million, or 8.8%, compared to the prior year period. Digital Media’s operating expenses of $572.0 million for the nine months ended September 30, 2022 increased $23.0 million, or 4.2%, compared to the prior year period. The increase in the three and nine months ended September 30, 2022 is primarily due to impairment of goodwill.

As a result of these factors, Digital Media’s operating income of $27.3 million for the three months ended September 30, 2022 decreased $22.4 million, or 45.0%, compared to the prior year period. Digital Media’s operating income of $104.1 million for the nine months ended September 30, 2022 decreased $20.4 million, or 16.4%, compared to the prior year period.

Cybersecurity and Martech

The financial results are presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
External sales	$78,190	$92,982	$237,576	$265,365
Inter-business sales	2	89	20	215
Total sales	78,192	93,071	237,596	265,580
Cost of revenues	21,595	26,187	63,325	72,942
Gross profit	56,595	66,884	174,251	192,638
Operating expenses	42,765	56,208	135,516	191,282
Operating income	$13,830	$10,676	$38,735	$1,356

Cybersecurity and Martech net sales of $78.2 million for the three months ended September 30, 2022 decreased $14.9 million, or 16.0%, compared to the prior year period primarily due to the absence of approximately $9.6 million of revenue from the B2B Backup business that was sold during the third quarter of 2021, offset in part by organic growth in certain of its businesses. Cybersecurity and Martech net sales of $237.6 million for the nine months ended September 30, 2022 decreased $28.0 million, or 10.5%, compared to the prior year period primarily due to the absence of approximately $33.5 million of revenue from the B2B Backup business that was sold during the third quarter of 2021, partially offset by revenue from business acquisitions.

Cybersecurity and Martech gross profit of $56.6 million for the three months ended September 30, 2022 decreased $10.3 million, or 15.4%, compared to the prior year period primarily due to the sale of the B2B Backup business during the third quarter of 2021, partially offset by organic growth from certain of its businesses. Cybersecurity and Martech gross profit of $174.3 million for the nine months ended September 30, 2022 decreased $18.4 million, or 9.5%, compared to the prior year period primarily due to the sale of the B2B Backup business during the third quarter of 2021, partially offset by business acquisitions.

Cybersecurity and Martech operating expenses of $42.8 million for the three months ended September 30, 2022 decreased $13.4 million, or 23.9%, compared to the prior year period primarily due to the sale of the B2B Backup business during the third quarter of 2021. Cybersecurity and Martech operating expenses of $135.5 million for the nine months ended September 30, 2022 decreased $55.8 million, or 29.2%, compared to the prior year period primarily due to the sale of the B2B Backup business during the third quarter of 2021 and related goodwill impairment recorded.

As a result of these factors, Cybersecurity and Martech operating income of $13.8 million for the three months ended September 30, 2022 increased $3.2 million, or 29.5%, from the prior comparable period. Cybersecurity and Martech operating income of $38.7 million for the nine months ended September 30, 2022 increased $37.4 million, or 2756.6%, from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

As of September 30, 2022, we had cash, cash equivalents and investments of $801.0 million compared to $1,046.6 million at December 31, 2021. At September 30, 2022, cash, cash equivalents and investments consisted of cash and cash equivalents of $621.9 million, short-term investments in equity securities of $54.9 million and long-term investments of $124.2 million. As of September 30, 2022, cash, cash equivalents and investments held within domestic and foreign jurisdictions were $682.6 million and $118.5 million, respectively.

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

Financings

On June 10, 2022, we entered into a Fifth Amendment to our Credit Agreement, which provided for the Term Loan Facility, in an aggregate principal amount of $90.0 million, which had a maturity date that was 60 days following the date of funding of the Term Loan Facility. On September 15, 2022, the Company entered into a Sixth Amendment to its existing Credit Agreement, which provided for the Term Loan Two Facility (together with the Term Loan Facility, collectively, “Term Loan Facilities”). During June 2022, the Company subsequently completed a non-cash exchange of the 2.3 million shares of its common stock of Consensus with certain selling shareholders of Consensus to settle the Company’s obligations of $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus related interest and the corresponding underwriting fees. During September 2022, the Company subsequently completed a non-cash exchange of the 0.5 million shares of its common stock of Consensus with certain selling shareholders of Consensus to settle the Company’s obligations of $22.3 million outstanding aggregate principal amount of the Term Loan Two Facility plus related interest and the corresponding underwriting fees.

As of September 30, 2022 and December 31, 2021, there were no amounts drawn under the Credit Agreement.

During the nine months ended September 30, 2022, the Company repurchased approximately $181.2 million in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $167.7 million.

Material Cash Requirements

Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases, holdback amounts in connection with certain business acquisitions, commitments related to the transition tax on unrepatriated foreign earnings, incurred but not paid amounts of self-insurance as well as other commitments. As of September 30, 2022, we and our subsidiaries had outstanding $1.0 billion in aggregate principal amount of indebtedness, of which we repurchased $105.1 million during the three months ended September 30, 2022. As of September 30, 2022, our total minimum lease payments are $64.9 million, of which approximately $23.9 million are due in the succeeding twelve months. As of September 30, 2022, our liability for uncertain tax positions was $45.4 million. There were no material changes to our cash requirements during the three months ended September 30, 2022.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Cash Flows

Our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 include the activity from the cloud fax business, which was separated from the Company on October 7, 2021. Refer to Note 5 – Discontinued Operations in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information. Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents.

Net cash provided by operating activities was $293.2 million and $430.3 million for the nine months ended September 30, 2022 and 2021, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The decrease in our net cash provided by operating activities during the nine months ended September 30, 2022 compared to 2021 period is attributable to lower earnings before non-cash adjustments, primarily as a result of the Separation, partially offset by an increase in income tax payable and our gains on equity investments in 2022. Our cash and cash equivalents were $621.9 million and $694.8 million at September 30, 2022 and December 31, 2021, respectively.

Net cash used in investing activities was $199.9 million and $159.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in our net cash used in investing activities during the nine months ended September 30, 2022 compared to 2021 period was primarily related to the absence of proceeds from the sale of businesses during 2021 of approximately $48.9 million and higher purchases of investments, net of proceeds, partially offset by lower cash used for the acquisition of business and purchases of property, plant and equipment.

Net cash used in financing activities was $141.8 million and net cash provided by financing activities was $39.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in the net cash used in financing activities during the nine months ended September 30, 2022 compared to 2021 period was primarily related to lower proceeds from debt borrowings, net of repayments and an increase of in share repurchases.

Stock Repurchase Program

On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program.

During the three months ended September 30, 2022, the Company repurchased zero shares under the 2020 Program. The number of shares available for purchase as of September 30, 2022 is 6,327,154 shares of the Company’s common stock.

Cumulatively at September 30, 2022, 3,672,846 shares were repurchased at an aggregate cost of $296.9 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2022, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalent investments primarily in demand deposit accounts with maturities of 90 days or less of $621.9 million and $694.8 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

Market Risk

In connection with the Separation, we retained an interest in Consensus, which was valued at approximately $54.9 million as of September 30, 2022, based upon the quoted market price of Consensus common stock. Our results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market. The Company recorded a realized gain of approximately $0.5 million and an unrealized gain of approximately $4.2 million on its investment in Consensus during the three months ended September 30, 2022. The Company recorded a realized loss of approximately $47.8 million and an unrealized loss of approximately $14.2 million on its investment in Consensus during the nine months ended September 30, 2022. The carrying value of our investment in Consensus at September 30, 2022 was $54.9 million, or approximately 1.6% of the Company’s consolidated total assets. A $2.00 increase or decrease in the share price of Consensus common stock would result in an unrealized gain or loss, respectively, of approximately $2.3 million.

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

During the three months ended September 30, 2022 and 2021, foreign exchange gains amounted to $3.4 million and $0.2 million, respectively. During the nine months ended September 30, 2022 and 2021, foreign exchange gains (losses) amounted to $12.3 million and ($0.6 million), respectively.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended September 30, 2022 and 2021 were $24.8 million and $11.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $55.3 million and $16.3 million, respectively

We currently do not have derivative financial instruments for hedging, speculative or trading purposes and therefore are not subject to such hedging risk. However, we may in the future engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

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

As of September 30, 2022, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to a material weakness in internal control over financial reporting identified in our 2021 Form 10-K for the year ended December 31, 2021, as described below.

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

Management’s Report on Internal Control over Financial Reporting

Other than in respect of the remediation activities undertaken in connection with the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

 None.

Issuer Purchases of Equity Securities

On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the three months September 30, 2022, zero shares were repurchased under the 2020 Program.

Cumulatively, as of September 30, 2022, 3,672,846 shares were repurchased at an aggregate cost of $296.9 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. See Note 11 - Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1of Part II.

The following table details the repurchases that were made under and outside the 2020 Program during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program(2)
July 1, 2022 - July 31, 2022	—	$—	—	6,327,154
August 1, 2022 - August 31, 2022	865	$82.47	—	6,327,154
September 1, 2022 - September 30, 2022	1,736	$75.10	—	6,327,154
Total	2,601		—	6,327,154

(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.
(2)As of the last day of the applicable month.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (1)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 7, 2021 (3)
3.4	Fifth Amended and Restated By-Laws (4)
10.1	Employment Agreement between Ziff Davis, Inc. and Layth Taki, effective as of September 27, 2022*
10.2	Separation and Release of Claims Agreement between Steve Dunn and Ziff Davis, Inc.*
10.3
Sixth Amendment to Credit Agreement, dated as of September 15, 2022, among Ziff Davis, Inc., the Guarantors, the lenders party to Amendment constituting Required Lenders and all of the Term Loan Two Lenders and MUFG UNION BANK, N. A., as administrative agent for the Lenders.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601(b)(10)(ii) of Regulation S-K.
**    This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

ZIFF DAVIS, INC.
(registrant)

Date:	November 9, 2022	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2022	By:	/s/ LAYTH TAKI
Layth Taki
Chief Accounting Officer
(Principal Accounting Officer)