Form 10-K
period 2022-12-31
ZIFF DAVIS, INC.
filed 2023-03-01
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Nasdaq Global Select Market was $2,056,960,448. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2023, the registrant had 47,260,252 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 5, 2023 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.    Business
Overview
Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, the “Company”, “our”, “us” or “we”), is a vertically focused digital media and internet company whose portfolio includes leading brands in technology, shopping, gaming and entertainment, connectivity, health, cybersecurity, and martech. Our Digital Media business specializes in the technology, shopping, gaming and entertainment, connectivity, and healthcare markets, offering content, tools and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy and marketing technology.
Our Digital Media business generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing, and licensing fees. This business generates revenues from the sale of display and video advertising; customer clicks to online merchants, as well as, commissions on sales attributed to clicks to online merchants; business-to-business leads sold to information technology (“IT”) vendors; the licensing of technology, data, and other intellectual property to clients; and the sale of subscription services to consumers and businesses. Our Cybersecurity and Martech businesses generate revenues primarily from customer subscription and usage fees. Our consolidated revenues are currently generated primarily from two basic business models, each with different financial profiles and variability. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expenses, and has seasonal strength in the fourth quarter. Our Cybersecurity and Martech business is driven by subscription revenues, with relatively stable and predictable margins from quarter to quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
Ziff Davis was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Our Cybersecurity and Martech businesses are operated by our wholly owned subsidiary J2 Global Ventures, LLC. Prior to the spin-off of Consensus Cloud Solutions, Inc. (“Consensus”), our Cybersecurity and Martech businesses were operated by our former wholly owned subsidiary J2 Cloud Services, LLC, which was founded in 1995, and subsidiaries of J2 Cloud Services, LLC. On October 7, 2021 (the “Distribution Date”), the Company completed the previously announced separation (the “Separation”) of its cloud fax business into Consensus, an independent publicly traded company, and the Company transferred J2 Cloud Services, LLC to Consensus who in turn transferred non-fax assets and liabilities back to Ziff Davis, such that Consensus was left with the cloud fax business. In connection with the Separation, we changed our name to Ziff Davis, Inc. from J2 Global, Inc. (for certain events prior to October 7, 2021, the Company may be referred to as J2 Global). The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of Company common stock as of the close of business on October 1, 2021, the record date for the distribution.
Programmatic Mergers and Acquisitions
In addition to growing our business organically, on a regular basis, we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel, and enter into new markets. Our programmatic approach to mergers and acquisitions (“M&A”) is a central tenet of our capital allocation strategy, which seeks to optimize the allocation of our investable capital, including the free cash flow generated by our businesses, to M&A, share repurchases, and the strengthening of our balance sheet. Since 2012, we have deployed approximately $3.0 billion on more than 80 acquisitions across the globe in a variety of verticals within the internet and software categories (exclusive of any acquisitions that were part of businesses we have since divested). Our highly systematic and repeatable M&A process allows us to execute a large volume of M&A with velocity and conviction. Our M&A program is built on a rigorous and analytical approach that leverages deep industry knowledge, technological expertise, and investment acumen. Our evaluation criteria for potential acquisitions varies by sector, but our focus on value-oriented fundamentals is a central factor in every transaction we evaluate. We seek to acquire businesses that can generate predictable growing free cash flow over long time horizons. The primary metric we use to differentiate opportunities in our M&A pipeline is the expected internal rate of return that the potential acquisition will generate for Ziff Davis. While we take a highly disciplined approach to the evaluation of M&A, we have a wide aperture and significant flexibility when it comes to the types of transactions we are capable of evaluating and executing. Since 2010, we have acquired venture-backed growth companies, distressed businesses in need of turnaround, complex corporate carve-outs, founder-owned businesses, public companies and private equity-backed businesses. We also have a multi-faceted approach to transaction sourcing that ranges from participation in sell-side auctions led by investment banks to the sourcing of proprietary transactions through our executive network. Acquisitions broadly fall into one of two categories at Ziff Davis: (1) tuck-ins or (2) platform acquisitions. Our tuck-in acquisitions are typically focused on the acquisition of: (a) a customer base, (b) a strong but under monetized media audience or (c) a new product or service that can be sold to our existing customers or audience. Platform acquisitions are businesses at scale that can stand on their own within Ziff Davis and which we believe have the potential to serve as a platform for future M&A. Since 2012, the majority of our acquisitions by deal count have been tuck-

ins. However, over the same period of time, the capital allocated to tuck-ins versus platform acquisitions has been more evenly balanced.
Digital Media
Our Digital Media business operates a portfolio of web properties and apps which includes IGN, RetailMeNot, Mashable, PCMag, Humble Bundle, Speedtest, Offers.com, Black Friday, MedPageToday, Everyday Health, BabyCenter, and What to Expect, among others. Our properties provide trusted reviews of technology, shopping, gaming, and entertainment products and services; news and commentary related to their vertical markets; professional networking tools, targeted emails, and white papers for IT professionals; speed testing and the related data for internet and mobile network connections; online deals and discounts for consumers; news, interactive tools, and mobile applications that enable consumers to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet, and fitness; and news, tools and information for healthcare professionals to stay abreast of industry, legislative, regulatory, and continuing education developments across major medical specialties.
Our Digital Media business generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees.
Display and Video Advertising - We sell online display and video advertising on our owned-and-operated web properties and on third-party sites. We have contractual arrangements with advertisers either directly or through agencies. The terms of these contracts specify the price of the advertising to be sold and the volume of advertisements that will be served over the course of a campaign. Additionally, we have contractual arrangements with certain third-party websites not owned by us, and third-party advertising networks to deliver online display and video advertising to their websites or to third-party sites.
Subscriptions - We primarily offer subscription and licensing services to businesses for Speedtest Intelligence, which offers up-to-date insights into global fixed broadband and mobile performance data, as well as, monthly subscription packages to consumers through the Lose It! weight loss app and through Humble Bundle.
Performance Marketing - We generate business-to-business leads for IT vendors through the marketing of content, including white papers and webinars, and offer additional lead qualification and nurturing services. On the consumer side, we generate clicks to online merchants by promoting deals and discounts on our web properties.
Licensing - We license our proprietary technology, data, and intellectual property to third parties for various purposes. For instance, we will license the right to use PCMag’s “Editors’ Choice” logo and other copyrighted editorial content to businesses whose products have earned such distinction.
We believe competitive factors relating to attracting and retaining users include the ability to provide premium and exclusive content and the reach, effectiveness, and efficiency of our marketing services to attract consumers, advertisers, healthcare professionals and publishers. We continue to seek opportunities to acquire additional web properties, both within and outside of the technology, shopping, gaming and entertainment, connectivity, and health and wellness verticals, with the goal of monetizing their audiences and content through application of our proprietary technologies and insight.
Our Digital Media properties and services include the following five primary platforms: (1) technology, (2) shopping, (3) gaming and entertainment, (4) connectivity, and (5) health and wellness.
Technology
Our technology platform includes online publishers, as well as tools and services tailored to consumers, professionals, and organizations looking for technological expertise, authoritativeness and trustworthiness. We expect our brands to deliver deeply-researched, current, and authentic content, data and services related to technology, culture, and the internet. Our technology brands include PCMag (which celebrated its 40th anniversary in 2022), Mashable, and Spiceworks Ziff Davis.
Our publishing brands (including PCMag) are an online resource for laboratory-based product reviews, technology news, buying guides, and research papers. We also operate one of the longest running independent testing facilities for consumer technology products. Founded in 1984, our lab produces unbiased technology product and service reviews, and PCMag’s “Editor’s Choice” award is recognized globally as a trusted mark for buyers and sellers of technology products and services. Our publishing sites are also recognized as trusted global sources of stories for more than a dozen platforms, including Instagram, Twitter and Facebook. We also provide digital content for buyers of IT products and services, allowing IT vendors to identify, reach and influence corporate IT decision makers who are actively researching specific IT purchases.
Mashable is a trusted global media brand publishing premium content for individuals interested in technology and culture. Mashable produces stories for more than a dozen platforms, including Snapchat, Twitter, and Facebook.

Spiceworks Ziff Davis provides digital content for buyers of IT products and services, allowing IT vendors to identify, reach, and influence corporate IT decision makers who are actively researching specific IT purchases.
Shopping
Our shopping properties include RetailMeNot, Offers.com, and a collection of event-based commerce sites that seek to influence online purchasing decisions across an array of categories.
Our flagship savings destination, RetailMeNot, seeks to influence consumer purchase decisions through savings and discount opportunities by connecting retail partners with national and international brands with consumer shopping audiences. RetailMeNot promotional media solutions include mobile coupons and codes, and cash back offers across web, app, and browser extensions.
Offers.com is a coupons and deals website featuring offers from more than 25,000 of the internet’s more popular stores and brands. Offers.com’s objective is to help consumers find the best deals on the web. Additionally, Offers.com employs a process to verify that its coupon codes work, saving consumers time and money.
Our event-based properties, BlackFriday.com, TheBlackFriday.com, BestBlackFriday.com, and DealsofAmerica.com are resources for shoppers to find the best deals and offers from retailers during the height of the holiday shopping season.
Gaming and Entertainment
Our gaming properties include IGN Entertainment and Humble Bundle.
IGN Entertainment is an internet media brand focused on the video game and entertainment enthusiast markets. IGN reaches more than 250 million monthly users across 35 platforms and is followed by nearly 50 million social and YouTube followers with 350 million minutes watched monthly.
Our Humble Bundle business is a digital subscription and storefront for video games, ebooks, and software. Customers purchase monthly subscriptions, product bundles, and individual products through our website. Revenue is also generated from the direct sale and distribution of video games in which Humble Bundle is the publisher. In addition, raising money for charity is a core mission for Humble Bundle. Each product sale transaction at Humble Bundle results in a charitable contribution.
Connectivity
Several of our data and services businesses sit at the center of the broadband economy and provide some of the most popular sources of information on internet connectivity.
Ookla provides customers with fixed broadband and mobile network testing applications, data, and analysis. Over ten million tests are actively initiated by consumers each day across all of Ookla’s platforms, with more than 45 billion tests completed to date. As a result, Ookla maintains comprehensive analytics on worldwide internet performance and accessibility. Ookla solutions have been adopted by a significant number of internet service providers, mobile carriers, and regulatory bodies worldwide and have been translated into dozens of languages for use by thousands of businesses, governments, universities, and trade organizations. Ookla also offers its customers connectivity monitoring, testing, and insights under the CellRebel, RootMetrics, Solutelia, and SpatialBuzz brands.
Our Ekahau business seeks to provide enterprise solutions to design and manage wireless networks by minimizing network deployment time and ensuring sufficient wireless coverage across the network.
Downdetector offers real-time overviews of status information and outages for services and digital products that consumers use every day. Downdetector aims to track any service that its users consider vital to their everyday lives, including (but not limited to) internet providers, mobile providers, airlines, banks, public transport, and other online services.
Health and Wellness
Everyday Health Group (“EHG”) operates a portfolio of properties focused on driving better clinical and health outcomes through decision-making informed by highly relevant information, data, and analytics.
The EHG portfolio includes a collection of interactive tools and mobile applications that are designed to enable consumers to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet, and fitness. The EHG portfolio also includes educational and professional development services, news, and information for healthcare professionals to stay abreast of industry, legislative, regulatory, and continuing education developments across major medical specialties.
EHG is organized around three audiences: (1) Health and Wellness Consumers, (2) Pregnancy & Parenting, and (3) Healthcare Professionals.

Health and Wellness Consumers
Consumer-focused properties include digital content and information services ranging from interactive guides, resource centers, special reports, community health tip sharing, newsletters, self-assessment tools, healthcare finders, e-courses, and lifestyle programs.
Everyday Health, our flagship brand, features medically reviewed, award-winning editorial content designed to inspire and enable the active management of health and wellness daily. In addition to Everyday Health and other EHG-owned and operated consumer websites, including DailyOM, Diabetes Daily, and Migraine Again, EHG provides advertisers access to the Everyday Health Trusted Care Access Portfolio (“TCAP”) of digital health properties. TCAP features digital properties of two of the most world-renowned medical centers, to which Everyday Health holds exclusive advertising representation rights. In 2022, we added Lose It! to our portfolio, a comprehensive, easy-to-use, personal, app-based weight loss program. Castle Connolly, a premier brand in healthcare provided research and rankings, publishes the renowned peer-reviewed Castle Connolly Top Doctors series.
Pregnancy & Parenting
BabyCenter is a leading global digital pregnancy and parenting resource and operates nine international versions in six different languages delivered via websites, mobile apps, and online communities. We also operate the digital properties for the What to Expect brand, a leading pregnancy and parenting media resource. Based on the best-selling pregnancy book, What to Expect When You’re Expecting, by author Heidi Murkoff, the What to Expect website and mobile applications contain interactive content on conception planning and pregnancy, as well as information on raising newborns and toddlers. In 2022, we added Emma’s Diary to our portfolio, which offers advice, guidance and sampling to expectant mothers in the United Kingdom.
Healthcare Professionals
For healthcare professionals, we provide digital content that is designed to enable healthcare professionals to stay abreast of clinical, industry, legislative, and regulatory developments across most major medical specialties. Our flagship professional property, MedPage Today, delivers daily breaking medical news across major medical specialties and major public policy developments from Washington D.C. MedPage Today coordinates with leading researchers, clinicians, and academic medical centers to aid in gathering in-depth information for its coverage. MedPage Today has been recognized with awards from prestigious healthcare organizations including the American Society of Healthcare Business Editors, the National Institute for Healthcare Management, and eHealthcare.
EHG offers accredited continuing medical education (“CME”) and continuing education (“CE”) programs to healthcare professionals, through our PRIME Education business. PRIME is nationally recognized for its research-informed approach to CME and CE programs across a wide range of therapeutic areas. In numerous peer-reviewed publications, PRIME has demonstrated the impact of its work through measurably improving health care outcomes. In 2022, PRIME received the prestigious Alliance Industry Summit Best in Class Outcomes Award.
Our Health eCareers business provides a digital portal to connect physicians, nurses, nurse practitioners, physician assistants, and certified registered nurse anesthetists with jobs in every medical specialty. Health eCareers contracts with thousands of healthcare employers across the United States and an exclusive network of healthcare associations and community partners seeking connections to qualified healthcare professionals to fill open positions.
Competition
Competition in the digital media space is fierce and continues to intensify.
Our digital media business competes with (i) diversified internet and digital media companies like IAC/InterActiveCorp, Future PLC, Red Ventures, and Internet Brands, (ii) vertical-specific digital media companies like RVO Health, TechTarget, Vox, Centerfield, Doximity, CarGurus, and Fandom and (iii) other large sellers of advertising including Alphabet, Meta, Snap, Twitch, and others. We believe that the primary competitive factors determining our success in the market for our digital media products and services include the reputation of our brands as trusted sources of objective information, our ability to attract internet users and advertisers to our web properties, and our expertise in multiple methods of monetization. Some of these companies may have greater financial and other resources than we do.
For more information regarding the competition that our Digital Media business faces, please refer to the section Item 1A. Risk Factors of this Annual Report on Form 10-K.
Cybersecurity and Martech
Our Cybersecurity and Martech business provides subscription based, software-as-a-service (“SaaS”) solutions, with relatively stable and predictable revenue and margins from quarter to quarter. We generate substantially all of our Cybersecurity and Martech revenues from “fixed” subscription revenues for customer subscriptions and, to a lesser extent, “variable” usage revenues generated from actual usage by our subscribers.
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
MOZ, Kickbox, Campaigner, iContact, and SMTP provide our customers with search engine optimization tools and enhanced email marketing and delivery solutions. eVoice and Line2 provide our customers a virtual phone system with various available enhancements. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.
We market our Cybersecurity and Martech offerings to a broad spectrum of prospective business customers including sole proprietors, small to medium-sized businesses and enterprises. We also market our Cybersecurity and Martech offerings to consumers. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; selling through both a telesales and direct sales force; and working with resellers and other channel partners. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.
Our Cybersecurity and Martech businesses operate as the VIPRE Security Group and the MOZ Group, respectively.
VIPRE Security Group
The VIPRE Security Group’s offerings include endpoint and email security, security awareness training, secure backup and file sharing, and virtual private network solutions. We offer these services to consumers who are worried about their digital safety and personal information, and to small businesses and mid-sized enterprises who want advanced cyber threat protection. The VIPRE Security Group offers its services under the following brands.
IPVanish offers one of the fastest virtual private network services in the industry. The IPVanish network is designed to enable users to browse the internet more securely and anonymously, without restriction.
VIPRE software solutions are designed to protect people and businesses from costly and malicious cyber threats. VIPRE offerings include comprehensive endpoint and email security, along with threat intelligence for real-time malware analysis.
LiveDrive provides online backup and synchronized storage features for professionals and individuals, and is designed to allow customers to be able to access their files from virtually anywhere at any time so long as they have access to the internet.
Inspired eLearning’s SaaS platform for cybersecurity awareness and compliance training helps enterprises protect their organizations by reducing human-related cybersecurity and workplace incidents.
SugarSync provides online file backup, synchronization and sharing of a customer’s documents, photos, music and movies across a customer’s desktops, laptops, mobile, and other devices.
MOZ Group
The MOZ Group’s offerings include email marketing and delivery solutions, search engine optimization tools, and voice and text communication services. We offer these services to sole proprietors, small businesses, and mid-sized enterprises, enabling them to connect directly with their customers and grow the revenue of their businesses. The MOZ Group offers its services under the following brands.
Campaigner, iContact, and Kickbox provide email marketing solutions to help small, medium, and large businesses strengthen customer relationships and drive sales through professional email campaign creation, advanced list management, segmentation tools, verification tools, marketing automation, attribution reports, campaign tracking, and targeted email auto responders and workflows.

MOZ Pro, MOZ Local, and Stat Analytics offer search engine optimization services that are used to help understand and improve traffic, rankings, and visibility in search results.
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
Line2 is a cloud phone service which allows users to add a second line to a mobile device. Line2 enables users to separate work and personal calls on a single device and includes standard business phone service features such as SMS, MMS, auto attendant, call routing, call forwarding, voicemail, call queue, and toll-free and vanity numbers.
Competition
Our Cybersecurity and Martech business faces competition from, among others, email marketing solution providers, marketing automation services, cybersecurity software and service vendors, and virtual private networks. Our online cybersecurity solutions compete against publicly-traded and privately-held providers of cybersecurity solutions and related software, such as Palo Alto Networks, Crowdstrike, Proofpoint, NortonLifeLock, Kape Technologies, KnowBe4, and Malwarebytes. Our marketing technology solutions compete directly with various providers of search engine optimization technology and communication platforms that provide email and voice-related services to small- and medium-sized businesses, including companies like SEMRush, MailChimp, The Campaign Monitor Group, Constant Contact, and Dialpad. Our Cybersecurity and Martech business also competes against diversified and acquisitive vertical market software providers like Constellation Software. Some of our competitors may have greater financial and other resources than we do.
We believe that the primary competitive factors determining our success in the market for Cybersecurity and Martech services include our financial strength and stability; pricing; reputation for reliability and security of service; intellectual property ownership; effectiveness of customer support; sign-up, service, and software ease-of-use; service scalability; customer messaging and branding; geographic coverage; scope of services; currency and payment method acceptance; and local language sales, messaging, and support.
For more information regarding the competition that our Cybersecurity and Martech businesses faces, please refer to the section entitled Item 1A. Risk Factors of this Annual Report on Form 10-K.
Seasonality
Revenues associated with our Digital Media business are subject to seasonal fluctuations, becoming most active during the fourth quarter holiday period due to increased retail activity. Our Cybersecurity and Martech revenues are impacted by the number of effective business days in a given period. We traditionally experience lower than average Cybersecurity and Martech usage and customer sign-ups in the fourth quarter.
Patents and Proprietary Rights
We regard the protection of our intellectual property rights as important to our success. We aggressively protect these rights by relying on a combination of patents, trademarks, copyrights, trade dress, and trade secrets. We also enter into confidentiality and intellectual property assignment agreements with employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.
Through a combination of internal technology development and acquisitions, we have built a portfolio of numerous U.S. and foreign patents. We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use, and to generate patent licensing revenues from authorized users.
We have generated royalties from licensing certain of our patents and have enforced certain patents against companies using our patented technology without our permission.
We seek patents for inventions that may contribute to our business or the technology sector. In addition, we have multiple pending U.S. and foreign patent applications, covering components of our technology and in some cases technologies beyond those that we currently offer. Unless and until patents are issued on the pending applications, no patent rights can be enforced.
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
Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled Risk Factors contained in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Research and Development
The markets for our services are evolving rapidly, requiring ongoing expenditures for research and development and timely introduction of new services and service enhancements. Our future success will depend, in part, on our ability to enhance our current services, to respond effectively to technological changes, attract and retain engineering talent, sell additional services to our existing customer base, and introduce new services and technologies that address the increasingly sophisticated needs of our customers.
We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $74.1 million, $78.9 million and $57.1 million for the fiscal years ended December 31, 2022, 2021 and 2020, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Item 1A. Risk Factors of this Annual Report on Form 10-K.
Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business over the internet and, in some cases, using services of third-party telecommunications and internet service providers. These include, among others, laws and regulations addressing privacy, data storage, retention and security, freedom of expression, content, taxation, numbers, advertising, and intellectual property. For information about the risks we face with respect to governmental regulation, please see Item 1A. Risk Factors of this Annual Report on Form 10-K.
Human Capital Resources
As of December 31, 2022, we had approximately 4,400 employees, nearly evenly split between U.S. and non-U.S based employees. Our ability to continue to attract, retain, and motivate our highly qualified workforce is very important to our continued success. Approximately 50 of the editorial employees in our Digital Media business have elected to join a union. We chose to voluntarily recognize the union and have negotiated a collective bargaining agreement with the union. None of our other employees are represented by collective bargaining.
Acquisition Strategy Impact on Human Capital
The Company has made more than 80 acquisitions since its inception, including six during 2022 (exclusive of any acquisitions that were part of businesses we have since divested). We believe that welcoming and integrating new groups of employees where each group has its own unique culture, organizational norms, and expectations, is a strength of ours. We believe that our integration approach reduces the human capital risk associated with our acquisition strategy, and we believe that our ability to effectively integrate new employees and businesses is a core competency of the Company.
Our Culture
Culture at the Company operates on two levels. While we have a strong enterprise-wide culture that focuses on our core values – diversity, equity and inclusion, environmental sustainability, community, data privacy and security, and governance – we also have a strong network of micro-cultures that operate within many of our businesses and drive their success. Integrating those micro-cultures and values is important; we work hard to foster an environment of collaboration and embrace the power of small groups working together.
An important dimension of the enterprise culture at Ziff Davis continues to stem from our belief that profitability and corporate responsibility go hand in hand. We believe that “Doing is Greater than Talking,” which has been a rallying cry to employees, galvanizing them to take action to create social value and impact.
With their work and many contributions, our employees play a crucial role in supporting the Company’s “Five Pillars of Purpose,” which continue to include:
Diversity, Equity & Inclusion - Reinforce our diverse workforce, reflect our diverse audiences, and extend upon our inclusive culture.

Environmental Sustainability - Reduce our environmental footprint and continue helping customers and users reduce their footprint.
Community - Support our employees worldwide and positively impact the communities around us.
Data Privacy and Security - Protect our data and customer data, ensure our product security, and respect the data privacy rights of our users.
Governance - Represent shareholders’ best interests with our rigorous and transparent corporate governance structure.
Diversity, Equity & Inclusion
Our Digital Media audiences and Cybersecurity and Martech services users are diverse – gender, race, ethnicity, age, orientation, geography, education, background, interests, and more. We believe that for our business to succeed over the long term, the Company must have an inclusive corporate culture that embraces diversity and promotes equity across our enterprise.
We continue to take steps to promote that culture. To date, we have:
•Created the Ziff Davis Diversity Council, a diverse group of employees that develops recommendations for recruiting, mentorship, and advancement;
•Supported six Employee Resource Groups to increase opportunities for networking, learning, and development;
•Expanded the Employee Resource Group program to include the Family Employee Resource Group (“ERG”) for caregivers, with more groups to come;
•Introduced DEI targets into our executive compensation program beginning in 2021; and
•Launched a mentorship program for all employees to leverage internal leadership and expertise.
We believe that transparency and accountability are important parts of managing human capital risk. To that end, in 2022 we published our third Annual Diversity Report, available on our website, which details our workforce race representation, gender representation, and details how those differ between our overall workforce and our senior employees, as well as introducing commitments to DEI initiatives within our current and future workforce. We are proud of our progress to date – and we recognize we have much more to do.
Hiring
We reinforce our culture and our values by seeking out diverse candidates, and looking for candidates that fit well with our organizational priorities. We have had success in this area: 36 percent of all recent new hires in the U.S. have been people of color, and 58 percent of recent new hires in the U.S. have been women. We are working to proactively attract more diverse talent; we double our referral bonus paid to employees when we hire a person of color they recommend; we continued our partnership with Professional Diversity Network to advertise our open roles to employees aligning with a multitude of identity groups; and we became a 2022 Afrotech conference sponsor.
Employee Compensation & Benefits
Compensation is an important consideration for all of our employees and we strive to pay competitive compensation packages that reflect the success of the business and the individual contributions of each colleague. We are committed to fair pay practices and roles are periodically benchmarked to help inform where adjustments may be needed.
We care for our employees by providing benefits we believe are effective at attracting and retaining the talent critical for our success and, more importantly, assist in their day to day well-being. Those benefits include comprehensive health insurance coverage, covering 83% of health insurance premiums for covered U.S. employees in each of last three years, an employee stock purchase program, 401k program, flexible time off, free access to telemedicine, and up to 16 weeks of paid parental leave for birth parents. In addition, we offer paid sick, military, jury duty, and bereavement leave, paid short and long term disability leave, family planning support, a program offering free access to meditation and healthy eating apps, and monthly webinars focused on wellness through the “Wellness Your Way” program.
We support our local communities by providing employees with 16 hours annually of fully paid Volunteer Time Off, partnering with Benevity to support volunteer event opportunities globally. We also expanded our Employee Assistance Fund (“EAF”) with America’s Charities to help employees impacted by unexpected financial hardship resulting from natural and other disasters as well as personal hardship, supporting employees from India, the United States, and Canada, with plans to add more countries in the future.

Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. We have a mental health education program with quarterly events held throughout the year. We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.
Environment, Social and Governance
In March 2022, Ziff Davis issued its first annual Environmental, Social & Governance (“ESG”) Report. Included in the report were the findings from our first GreenHouse Gas inventory, which calculates our Scope 1, 2, and 3 emissions. Our ESG efforts focused on five critical pillars: diversity, equity and inclusion; environmental sustainability; community; data privacy and security; and governance. The report highlighted the policies, programs and practices Ziff Davis has in place to tackle critical challenges and the tangible results we have already achieved across our business, within our industry, and in our communities. Included in the report are details about several new programs including our Global Mentorship Program, and Internal Mobility Program, among others.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act of 1934”) with the Securities and Exchange Commission (the “SEC”). Such reports and other information and amendments thereto filed or furnished by the Company with the SEC are available free of charge on the Company’s website at www.ziffdavis.com as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC’s website. The information on our website is not part of this report. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings we file electronically with the SEC at www.sec.gov. Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees. The Code is posted on the corporate governance page of Ziff Davis’s website, and can be accessed at http://investor.ziffdavis.com. Any changes to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or directors will be posted on that website.

Item 1A. Risk Factors
Before deciding to invest in Ziff Davis or to maintain or increase your investment, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, prospects, financial condition, operating results, and cash flows could be materially adversely affected. In that event, the market price of our common stock will likely decline and you may lose part or all of your investment.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.
Risks Related To Our Business
•Acquisitions and investments in our business play a significant role in our growth.
•Acquisitions may disrupt our operations and harm our operating results.
•The majority of our revenue within the Digital Media business is derived from short-term advertising arrangements, and our Digital Media business may lose or be unable to attract advertisers if it cannot develop, commission, or acquire compelling content, if it cannot attract users to mobile offerings or if advertisers’ marketing budgets are cut or reduced.
•We face risks associated with system failures, security breaches, and other technological issues.
•We face risks associated with changes in our tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, assessments or audits by taxing authorities, and potential exposure to additional tax liabilities (including with respect to sales and use, telecommunications, or similar taxes).
•We face risks associated with weakened global and U.S. economic conditions, volatility in the economy, and political instability.
•The markets in which we operate are highly competitive, and we may not be successful in growing our brands or revenue.
•If the distribution of Consensus, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Ziff Davis, Consensus, and Ziff Davis stockholders could be subject to significant tax liabilities.
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
•Our business is dependent on our retention of our executive officers, and senior management, and our ability to hire and retain key personnel.
•Our level of indebtedness could adversely affect our financial flexibility and our competitive position, and we require significant cash to service our debt and fund our capital requirements.
•We are exposed to risk if we cannot maintain or adhere to our internal controls and procedures.
•We previously identified a material weakness in 2021, which has since been remediated, but which may have adversely affected our business, reputation, results of operations, and stock price.

•We face risks associated with our 1.75% Convertible Notes and 4.625% Senior Notes, including the possibility of changes in interest deductions, triggering of the conditional conversion feature, lack of funds to settle conversions, redemptions or repurchase of the notes, and imposition of restrictions on future debt.
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.
•Potential indemnification liabilities to Consensus pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.
•ESG matters, as well as related reporting obligations, expose us to risks that could adversely affect our reputation and performance.
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
•Data privacy and security regulations such as the GDPR, the CCPA, and CDPA impose significant compliance costs and expose us to substantial risks, particularly with respect to health data and other sensitive data.
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
We plan to acquire additional or invest in new or current businesses, products, services and technologies that complement or augment our service offerings and customer base in order to enhance our rate of growth. We may not successfully identify suitable acquisition candidates or investment strategies, manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. If we are unable to identify and execute on acquisitions or execute on our investment strategies, our revenues, business, prospects, financial condition, operating results and cash flows could suffer.
We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.
We intend to continue to develop new services, enhance existing services and expand our geographic presence through acquisitions of other companies, service lines, technologies, and personnel.

Acquisitions involve numerous risks, including the following:
•Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired businesses;
•Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets may have stronger market positions;
•Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions; and
•The potential loss of key employees, customers, distributors, vendors, and other business partners of the businesses we acquire.
Acquisitions may also cause us to:
•Use a substantial portion of our cash resources or incur debt;
•Significantly increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;
•Assume liabilities;
•Issue common stock that would dilute our current stockholders’ percentage ownership;
•Record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;
•Incur amortization expenses related to certain intangible assets; and
•Become subject to intellectual property or other litigation.
Mergers and acquisitions are inherently risky and subject to many factors outside of our control. We cannot give assurances that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions.
The majority of our revenue within the Digital Media business is derived from short-term advertising arrangements and a reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.
In most cases, our agreements with advertisers have a term of one year or less and may be terminated at any time by the advertiser or by us without penalty. Advertising agreements often provide that we receive payment based on “served” impressions, but the online ad industry has started to shift so that payment will be made based on “viewable” impressions, and that change in basis could have a negative effect on available impressions thereby reducing our revenue potential. Accordingly, it is difficult to accurately forecast display revenue. In addition, our expense levels are based in part on expectations of future revenue. Moreover, we believe that advertising on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. Some of these factors include (a) budget constraints of our advertisers, (b) cancellations or delays of projects by our advertisers due to numerous factors, including but not limited to, supply chain issues, (c) the cyclical and discretionary nature of advertising spending, (d) general economic, internet-related, and media industry conditions, (e) tax and other legislation and regulation, as well as (f) extraordinary events, such as war, acts of terrorism or aggression, extreme weather events including as exacerbated by climate change, and pandemics or other public health crises. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential advertisers. Continued reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.
If we are unable to develop, commission, or acquire compelling content in our Digital Media business at acceptable prices, our expenses may increase, the number of visitors to our online properties may not grow, or may decline, and/or visitors’ level of engagement with our websites may decline, any of which could harm our operating results.
Our future success depends in part on the ability of our Digital Media business to aggregate compelling content and deliver that content through our online properties. Users are increasingly demanding high-quality content and services including more video and mobile-specific content. Such content and services may require us to make substantial payments to third parties if we are unable to develop content of our own. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling content and personalization of this content for users in order to differentiate our properties from other businesses. Although we generally develop compelling content of our own, when we are unable to do so, we engage freelance services or obtain licensed content which may not be at reasonable prices and which could harm our operating results.
In our Digital Media business, if we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.
Our ability to grow revenue from our Digital Media business is dependent on our ability to demonstrate to marketers that their marketing campaigns with us provide a meaningful return on investment (“ROI”) relative to offline and other online opportunities. Certain of the marketing campaigns with respect to our Digital Media business are designed such that the revenues received are based entirely upon the ROI delivered for customers. Our Digital Media business has invested significant resources in developing its research, analytics, and campaign effectiveness capabilities and expects to continue to do so in the future. Our ability, however, to demonstrate the value of advertising and sponsorship on Digital Media business properties depends, in part, on the sophistication of the analytics and measurement capabilities, the actions taken by our competitors to enhance their offerings, whether we meet the ROI expectations of our customers, and a number of other factors. If we are unable to maintain sophisticated marketing and communications solutions that provide value to our customers or demonstrate our ability to provide value to our customers, our financial results will be harmed.
A system failure, security breach or other technological risk could delay or interrupt service to our customers, harm our reputation, lead to a loss of customers, or subject us to significant liability.
Our operations are dependent on our network being free from material interruption by damage from fire, earthquake, or other natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber-attacks, or any other events beyond our control. Similarly, the operations of our partners and other third parties with which we work are also susceptible to the same risks. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols, and other procedures will be adequate to prevent significant damage, system failure or data loss, and the same is true for our partners, vendors, and other third parties on which we rely. We have experienced attempts to gain unauthorized access to customer accounts. To date, these events have not resulted in the material impairment of any business operations.
Also, many of our services are web-based, and the amount of data we store for our users on our servers has been increasing. Despite the implementation of security measures, our infrastructure, and that of our partners, vendors, and other third parties may be vulnerable to computer viruses, hackers, or similar disruptive problems caused by our vendors, partners, other third parties, subscribers, employees, or other internet users who attempt to invade public and private data networks. As seen in the industries in which we operate and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity and technological risks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services. Moreover, a significant portion of our operations relies heavily on the secure processing, storage, and transmission of confidential and other sensitive data. For example, a significant number of our Cybersecurity and Martech customers authorize us to bill them directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer financial information is highly dependent on our billing systems functioning. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a material compromise or breach of the technology used by us, our partners, our vendors, or other third parties to protect transaction and other confidential data. Any system failure or security breach that causes interruptions or data loss in and to our operations and systems or those of our partners, vendors, customers, or other third parties, or which leads to the misappropriation of our or our customers’ confidential information, could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. We use vendors to assist with cybersecurity risks, but these vendors may not be able to assist us adequately in preparing for or responding to a cybersecurity incident. We maintain insurance related to cybersecurity risks, but this insurance may not be sufficient to cover all of our losses from any breaches or other adverse consequences related to a cybersecurity-event. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows, or a negative impact to our reputation could cause us to suffer other negative consequences. For example, we may incur remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants); lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation and legal risks (including regulatory actions by state and federal governmental authorities and non-U.S. authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; and damage to the company’s competitiveness, stock price, and diminished long-term shareholder value. To date, such events have not resulted in the material impairment of any business operations.
Changes in our tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results.
We are a U.S.-based multinational company subject to taxes in the U.S. and numerous foreign jurisdictions where a number of our subsidiaries are organized. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates, and enacted tax rules, including transfer pricing. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.
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
Moreover, we are currently under or subject to examination for indirect taxes in various states, municipalities and foreign jurisdictions. We currently have a $25.5 million reserve established for these matters. If a material indirect tax liability associated with prior periods were to be recorded, for which there is not a reserve, it could materially affect our financial results for the period in which it is recorded.
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

Weakened global and U.S. economy conditions, volatility in the economy, and political instability may adversely affect us and certain of our customers, which may result in, among other things, decreased usage and advertising levels, as well as decreased customer acquisition and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.
Our overall performance depends in part on general global and U.S. economic conditions. Weakened global and U.S. economic conditions (including reduced economic growth, recessions, inflationary conditions, rising interest rates, and increased unemployment), volatility in the economy, and political instability may affect us and certain of our customers. Among other things, such conditions may lead, and have in the past led, to decreased usage of our services, decreased retention rates, decreased advertising, e-commerce, subscription or other revenues, and increased costs. The COVID-19 pandemic, and the reactions of governmental and public health authorities and others to the pandemic, disrupted and may continue to disrupt economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, inflation, volatility in the global economy, instability in the credit and financial markets, labor shortages, and disruption in supply chains. These each may impact, and have in the past impacted, our revenues and profitability. For example, in connection with the conflict between Russia and Ukraine, the U.S. and other governments have imposed severe economic sanctions and export controls and have threatened additional sanctions and controls. The full impact of these measures, or of any potential responses to them by Russia or other countries, on the businesses and results of operations or our customers or us is unknown.
Climate change may have a long-term impact on our business.
Climate change may have an adverse impact on our business locations, and those of our customers and vendors. For example, our business locations, or those of our customers and vendors, may experience adverse climate-related events, including fluctuations in temperature or water availability, floods, wildfires (and resultant air quality impacts), and power shutoffs associated with these events. A climate-related event that destroys or disrupts any of our critical systems could severely impact our ability to conduct business, and we cannot ensure that our systems and data centers will remain fully operational during and immediately after such an event or disruption. Climate-related events also pose risks to our employees’ ability to stay connected and perform their job duties, particularly for those who work from home. We may experience increased employee turnover, business losses or additional costs to maintain or resume operations due to climate-related events. In addition, changes in regulatory requirements, markets and shareholder expectations regarding climate change may impact our business, financial condition and results of operations. We have begun the assessment and management of climate-related risks to our operations, including through our Environmental, Social and Governance Committee, but we cannot ensure that we are fully able to assess or manage such risks.
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
Our brand recognition has significantly contributed to the success of our business. Strengthening our current brands and launching competitive new brands will be critical to achieving widespread commercial acceptance of our products and services. This will require our continued focus on active marketing, the costs of which have been increasing and may continue to increase. In addition, substantial initial investments may be required to launch new brands and expand existing brands to cover new geographic territories and technology fields. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to cultivate brand recognition and customer loyalty. In addition, we are supporting an increasing number of brands, each of which requires its own investment of resources. Brand promotion activities may not yield increased revenues and, even if they do, increased revenues may not offset the expenses incurred. A failure to launch, promote, and maintain our brands, or the incurrence of substantial expenses in doing so, could have a material adverse effect on our business.
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
The separation of Consensus was effected by a pro rata distribution to our shareholders of 80.1% of the stock of Consensus, comprising our prior cloud fax business. We obtained (i) a private letter ruling from the IRS, satisfactory to our Board of Directors, regarding certain U.S. federal income tax matters relating to the separation and related transactions and (ii) an opinion of outside counsel, satisfactory to our Board of Directors, regarding the qualification of the distribution, together with certain related transactions, as generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). The opinion of outside counsel and the IRS private letter ruling were based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings of Ziff Davis and Consensus (including those relating to the past and future conduct of Ziff Davis and Consensus). If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if Ziff Davis or

Consensus breach any of their respective covenants contained in any of the separation-related agreements or in the documents relating to the IRS private letter ruling and/or any opinion, the IRS private letter ruling and/or any opinion may be invalid. Accordingly, notwithstanding receipt of the IRS private letter ruling and/or opinions of counsel or other external tax advisors, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements or undertakings that were included in the request for the IRS private letter ruling or on which any opinion was based are false or have been violated. In addition, the IRS private letter ruling does not address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, and an opinion of outside counsel or other external tax advisor represents the judgment of such counsel or advisor which is not binding on the IRS or any court. Accordingly, notwithstanding receipt by Ziff Davis of the IRS private letter ruling and the tax opinions referred to above, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, Ziff Davis, Consensus and Ziff Davis’ stockholders could be subject to significant U.S. federal income tax liability.
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
From time to time, we are subject to litigation or claims or are involved in other legal disputes or regulatory inquiries, including in the areas of patent infringement and data privacy, that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, divert operational resources, occupy a significant amount of our management’s time and attention and negatively affect our business operations and financial condition. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. We do not always have insurance coverage for defense costs, judgments, and settlements. We may also be subject to indemnification requirements with business partners, vendors, current and former officers and directors, and other third parties. Payments under such indemnification provisions may be material. For a more detailed description of certain lawsuits in which we are involved, see Item 3. Legal Proceedings.
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
Our SEM and SEO techniques have been developed to work with existing search algorithms utilized by the major search engines. Major search engines frequently modify their search algorithms. Changes in search engine algorithms or user interfaces could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. In addition, we use keyword advertising to improve our search ranking and to attract users to our sites. If we fail to follow legal requirements regarding the use of keywords or search engine guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices.
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
We may be found to infringe the intellectual property rights of others, and we may be unable to defend our proprietary technology and intellectual property.
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
Monitoring unauthorized use of the content on our websites and mobile applications, and our other intellectual property and technology, is difficult and costly. Our efforts to protect our proprietary rights and intellectual property may not have been and may not be adequate to prevent their misappropriation or misuse. Third parties from time to time copy content or other intellectual property or technology from our solutions without authorization and seek to use it for their own benefit. We generally seek to address such unauthorized copying or use, but we have not always been successful in stopping all unauthorized use of our content or other intellectual property, or technology, and may not be successful in doing so in the future. Further, we may not have been and may not be able to detect unauthorized use of our technology or intellectual property, or to take appropriate steps to enforce our intellectual property rights.
Companies that operate in the same industry as our Digital Media and Cybersecurity and Martech businesses have experienced substantial litigation regarding intellectual property. We may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights or determine the validity and scope of intellectual property rights claimed by others. This or any other litigation to enforce or defend our intellectual property rights may be expensive and time-consuming, could divert management resources, and may not be adequate to protect our business.
We have been and expect to continue to be subject to legal claims that we have infringed the intellectual property rights of others. The ready availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. In addition, we may be required to indemnify our resellers, customers, and users for similar claims made against them. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new intellectual property, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows.
The successful operation of our business depends upon the supply of critical business elements and marketing relationships from other companies.
We depend upon third parties for critical elements of our business, including technology, infrastructure, customer service, and sales and marketing components. We rely on private third-party providers for our internet, telecommunications, website traffic, and other connections and services and for co-location of a significant portion of our servers and other hosting services. In addition, we rely on third-party platforms to facilitate and provide access to products sold through our sites. Any disruption in the services provided by any of these suppliers, any adverse change in access to their platforms or services or in their terms and conditions of use or services, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows. To obtain new customers, we have marketing agreements with operators of leading search engines and websites and employ the use of resellers to sell our products. These arrangements typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.
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
In addition, the indentures governing our 4.625% senior notes due 2030 (the “4.625% Senior Notes”) and our 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”) contain, and the agreements evidencing or governing other future indebtedness (“Subsequent Debt Agreements”) may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests.

The restricted covenants contained in the indentures governing the 4.625% Senior Notes and the 1.75% Convertible Notes impose significant operating and financial restrictions and may limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions, or otherwise restrict our activities or business plans. These include restrictions on our ability to:
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
Subsequent Debt Agreements may contain similar restrictive covenants.
A breach of the covenants under the indenture governing the 1.75% Convertible Notes or the indenture governing the 4.625% Senior Notes or under any Subsequent Debt Agreement could result in an event of default. Such a default may allow the note holders to accelerate the 1.75% Convertible Notes, 4.625% Senior Notes or the obligations under Subsequent Debt Agreements and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In the event the holders of our 1.75% Convertible Notes or 4.625% Senior Notes, or any creditors under Subsequent Debt Agreements, accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness or our other indebtedness.
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
We have established and continue to maintain, assess, and update our internal controls and procedures regarding our business operations and financial reporting. Our internal controls and procedures are designed to provide reasonable assurances regarding our business operations and financial reporting. However, because of the inherent limitations in this process, internal controls and procedures may not prevent or detect all errors or misstatements. To the extent our internal controls are inadequate or not adhered to by our employees, our business, financial condition, and operating results could be materially adversely affected. For example, in 2021 we identified a material weakness in our internal control related to our accounting for the Consensus Spin-Off, which we subsequently remediated. Although we successfully remediated this control weakness and it did not result in any material misstatement of our consolidated financial statements for the periods presented, it is reasonably possible that it could have led to a material misstatement of account balances or disclosures. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.
If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately or timely report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the SEC or Nasdaq. Any such action or restatement of prior-period financial results as a result could harm our business or investors’ confidence in the Company and could cause our stock price to fall.

We may not have the ability to raise the funds necessary to settle conversions of the 1.75% Convertible Notes or to repurchase the 1.75% Convertible Notes upon a fundamental change or on a repurchase date or repurchase the 4.625% Senior Notes upon a change in control or under certain other circumstances, and our future debt may contain limitations on our ability to pay cash upon conversion, redemption or repurchase of either the 1.75% Convertible Notes or the 4.625% Senior Notes as the case may be.
Holders of our 1.75% Convertible Notes have the right to require us to repurchase their 1.75% Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 1.75% Convertible Notes) at a repurchase price equal to 100% of the principal amount of the 1.75% Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 1.75% Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 1.75% Convertible Notes being converted. It is our intention to satisfy our conversion obligation by paying and delivering a combination of cash and shares of our common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of our common stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases or redemptions of the 1.75% Convertible Notes or the 4.625% Senior Notes surrendered therefor or 1.75% Convertible Notes being converted. In addition, our ability to repurchase or redeem the 1.75% Convertible Notes or the 4.625% Senior Notes or to pay cash upon conversions of the 1.75% Convertible Notes may be limited by law, by regulatory authority or by agreements governing our current or future indebtedness. Our failure to repurchase or redeem 1.75% Convertible Notes or 4.625% Senior Notes at a time when the repurchase or redemption is required by the applicable indenture or to pay any cash payable on future conversions of the 1.75% Convertible Notes as required by the applicable 1.75% Convertible Notes indenture would constitute a default under the applicable indenture. A default under any indenture or the fundamental change or change of control itself could also lead to a default under agreements governing our future indebtedness or certain of our other current indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase or redeem the 1.75% Convertible Notes or the 4.625% Senior Notes or make cash payments upon conversions of the 1.75% Convertible Notes.
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
ESG matters, as well as related reporting obligations, expose us to risks that could adversely affect our reputation and performance.
U.S. and international regulators, investors and other stakeholders are increasingly focused on ESG matters. The Company has established and publicly announced its ESG goals, including its commitments to diversity and inclusion. These statements reflect current plans and aspirations of the Company and are not guarantees that that the Company will be able to achieve them. The failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect the reputation, financial performance, and growth of the Company, and expose it to increased scrutiny from the investment community as well as enforcement authorities.
Risks Related To Our Industries
The Company is subject to laws and regulations worldwide, changes to which could increase the Company’s costs and individually or in the aggregate adversely affect the Company’s business.
The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities in areas including, but not limited to, labor, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, tax, import/export and sanctions requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy and data localization requirements, anti-competition, environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s products and services less attractive to the Company’s customers, delay the introduction of new products in one or more regions, or cause the Company to change or limit its business practices. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies and procedures.
Our services may become subject to burdensome regulation, which could increase our costs or restrict our service offerings.
We believe that most of our cloud services are “information services” under the Telecommunications Act of 1996 and related precedent, or, if not “information services,” that we are entitled to other exemptions, meaning that we generally are not currently subject to U.S. telecommunications services regulation at both the federal and state levels. In connection with our Cybersecurity and Martech business, we utilize data transmissions over public telephone lines and other facilities provided by third-party carriers. These transmissions are subject to foreign and domestic laws, regulations and requirements by the Federal Communications Commission (the “FCC”), state public utility commissions, foreign governmental authorities, and industry trade associations such as the CTIA. These regulations and requirements affect our ability to provide services, the availability of numbers, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as the services we offer expand, we may become subject to other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services or otherwise not entitled to certain exemptions upon which we currently rely. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties, and interest. It is also possible that such a finding could subject us to additional regulatory obligations that could potentially require us either to modify our offerings in a costly manner, diminish our ability to retain customers, or discontinue certain offerings, in order to comply with certain regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the applicable governmental authority.
In the U.S., Congress, the FCC, and a number of states require regulated telecommunications carriers to contribute to federal and/or state Universal Service Funds (“USF”). Generally, USF is used to subsidize the cost of providing service to low-income customers and those living in high cost or rural areas. Congress, the FCC and a number of states are reviewing the manner in which a provider’s contribution obligation is calculated, as well as the types of entities subject to USF contribution obligations. If any of these reforms are adopted, they could cause us to alter or eliminate our non-paid services and to raise the price of our paid services, which could cause us to lose customers. Any of these results could lead to a decrease in our revenues and net income and could materially adversely affect our business, prospects, financial condition, operating results, and cash flows.
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
We are subject to a variety of new and existing laws and regulations which could subject us to claims, judgments, monetary liabilities, and other remedies, and to limitations on our business practices.
The application of existing domestic and international laws and regulations to us relating to issues such as defamation, pricing, advertising, taxation, promotions, billing, consumer protection, accessibility, content regulation, data privacy, export restrictions and sanctions, intellectual property ownership and infringement, and accreditation in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol or other regulated substances, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Our Digital Media and Cybersecurity and Martech businesses utilize contractors, freelancers and/or staff from third-party outsourcers to provide content and other services. However, in the future, arrangements with such individuals may not be deemed appropriate by a relevant government authority, which could result in additional costs and expenses. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.
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

The Company has put into place various alternative frameworks and grounds on which to rely in order to be in compliance with relevant law for the transfer of data from overseas locations to the U.S., including reviewing the Company’s data collection process and procedures and putting into place Data Processing Agreements that incorporate Standard Contractual Clauses as well as supplementary measures with vendors, partners and other third parties. Some independent data regulators have adopted the position that other forms of compliance are also invalid, though the legal grounds for these findings remain unclear at this time. We cannot predict at this time whether the alternative grounds that the Company continues to implement will be found to be consistent with relevant laws nor can we evaluate what, if any, potential liability may be at this time.
On June 28, 2018, the California legislature enacted the CCPA, which took effect on January 1, 2020 and became enforceable starting July 1, 2020. The CCPA, which covers businesses that obtain or access personal information of California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. Based on the final implementation regulations released by the California Attorney General in August 2020, we believe we have implemented such links where necessary, we action consumer opt outs and other subject rights when requested, and our privacy policies have been updated and posted on our websites. In addition, in November 2020 California voters adopted the California Privacy Rights Act (“CPRA”) that amends the CCPA, including creating a new agency to implement and enforce the law. The CPRA took effect on January 1, 2023 and is subject to a number of required rule-makings. We believe we comply with the CPRA and are continuing to evaluate the impact to our business, if any. Other states have enacted or are considering enacting similar privacy laws, which may subject our Company to additional requirements and restrictions that could have an impact on our business.
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
New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third-party websites. Similarly, exercise of the “Do Not Sell” right under the CCPA limits a business’ ability to monetize certain personal information collected online. Such laws and regulations could have a significant impact on the operation of our advertising and data businesses. U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies or other tracking tools. Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices.
We may be required or otherwise choose to adopt Do Not Track mechanisms or self-regulation principles or provide opt-outs from the sale of certain user data, in which case our ability to use our existing tracking technologies, to collect and sell user behavioral data, and permit their use by other third parties could be impaired. This could cause our net revenues to decline and adversely affect our operating results.
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
The EU has traditionally imposed strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in a variation of privacy standards from country to country. The GDPR harmonizes EU data privacy laws and contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data use in Europe, which will continue to increase our costs. The CCPA, in its original form and as amended under the CPRA, similarly contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data usage of California residents, which will continue to increase our costs. Additionally, government authorities will have more power to enforce compliance and impose substantial penalties for any failure to comply. In addition, individuals have the right to compensation under the GDPR, and individuals may have the right to file a class action under the CCPA in certain circumstances. In the event the Company fails to maintain compliance, the Company could be exposed to material damages, costs and/or fines if an EU government authority, an EU resident, the California Attorney General or a California resident commenced an action. Failure to comply or maintain compliance could cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows.
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
The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as “covered entities”, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) made certain of HIPAA’s Privacy and Security Standards directly applicable to covered entities’ business associates. Business associates are subject to significant civil and criminal penalties for failure to comply with applicable Privacy and Security Standards. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.
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
Failure to comply with the requirements of HIPAA, HITECH, regulations promulgated under HIPAA and HITECH (including but not limited to the HIPAA Privacy and Security Rules and the Health Breach Notification Rule), or any of the applicable federal and state laws and regulations regarding patient privacy, identity theft prevention and detection, breach notification and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties or contractual liability under agreements with our customers and clients. Any failure or perception of failure of our products or services to meet HIPAA, HITECH and related regulatory requirements could expose us to risks of investigation, notification, litigation, penalty or enforcement, adversely affect demand for our products and services, and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our clients and HIPAA and HITECH.
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
The healthcare industry has changed significantly in recent years, and we expect that significant changes to the healthcare industry will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our offerings will continue to exist at current levels or that we will have adequate technical, financial, and marketing resources to react to changes in the healthcare industry.
Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies with our Everyday Health Group set of brands.
The healthcare industry is highly regulated and subject to changing political, legislative, regulatory, and other influences. Existing and future laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs, and restrict our operations. Many healthcare laws are complex, and their application may not be clear. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply with such laws and regulations, could create liability for us. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Additionally, government actions, investigations, or pronouncements, or a change in self-regulatory organization rules or healthcare industry norms, might impact healthcare industry customer views of risks associated with purchasing our services and result in a reduction in their expenditures.
For example, there are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback provisions prohibit any person or entity from willingly offering, paying, soliciting, or receiving anything of value, directly or indirectly, to induce or reward, or in return for either the referral of patients covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Our sale of advertising and sponsorships to healthcare providers potentially implicates these laws. However, we review our practices to ensure that we comply with all applicable laws. The laws in this area are broad, and we cannot determine precisely how they will be applied to our business practices. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to liability and require us to change or terminate some portions of our business.
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
Our business is dependent on the ability of our customers and visitors to our digital media properties to access our services and applications over broadband internet connections. Internet access providers and internet backbone providers may be able to block, degrade, or charge for access or bandwidth use of certain of our products and services, which could lead to additional expenses and the loss of users. Our products and services depend on the ability of our users to access the internet. Use of our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed data connection. Broadband internet access services, whether wireless or landline, are provided by companies with significant market power. Many of these providers offer products and services that directly compete with ours.
Many of the largest providers of broadband services have publicly stated that they will not degrade or disrupt their customers’ use of applications and services, like ours. If such providers were to degrade, impair, or block our services, it would negatively impact our ability to provide services to our customers and likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our users’ access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our retail offerings that may make our services less competitive.
Technologies have been developed that are able to block certain of our advertisements or impair our ability to serve interest-based advertising which could harm our operating results.
Technologies have been developed and are likely to continue to be developed that can block internet or mobile display advertising. Most of our Digital Media business revenues are derived from fees paid by advertisers in connection with the display of advertisements or clicks on advertisements on web pages or mobile devices. As a result, such technologies and tools are reducing the number of display advertisements that we are able to deliver or our ability to serve our interest-based advertising and this, in turn, could reduce our advertising revenue and operating results. Adoption of these types of technologies by more of our users could have a material impact on our revenues. We have implemented third-party products to combat these ad-blocking technologies and are developing other strategies to address advertisement blocking. However, our efforts may not be successful to offset the potential increasing impact of these advertising blocking products.
If we or our third-party service providers fail to prevent click fraud or choose to manage traffic quality in a way that advertisers find unsatisfactory, our profitability may decline.
A portion of our display revenue comes from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. A portion of our display revenue also comes from advertisers that pay for advertising on the bases of price-per-impression, price-per-visit or price-per-engagement. These pricing models can also be vulnerable to fraud known variously as “invalid traffic” or “non-human traffic,” which occurs when the impression, visit or engagement is generated for reasons other than genuine interest in the subject of the ad. We or our third-party service providers may be exposed to the risk of click fraud, invalid traffic or other clicks, actions or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we or our third-party service providers are unable to detect and prevent it, or choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brands and lead to a loss of advertisers and revenue. We obtain third-party certification that certain of our products apply “best practices” to detect and prevent click fraud. If we are unable to maintain such certification, advertisers might refuse to pay, demand refunds, and withdraw future business, and our business reputation might be harmed.
The industries in which we operate are undergoing rapid technological changes and we may not be able to keep up.
The industries in which we operate are subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the markets in which we compete. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all and may therefore be unable to offer services in a competitive manner. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows.
Risks Related To Our Stock
The fundamental change purchase features of the 1.75% Convertible Notes and the change of control features of the 4.625% Senior Notes may delay or prevent an otherwise beneficial attempt to take over our company.
The terms of the 1.75% Convertible Notes require us to offer to purchase the 1.75% Convertible Notes for cash in the event of a fundamental change (as defined in the indenture governing the 1.75% Convertible Notes), and the terms of the 4.625% Senior Notes require us to offer to repurchase the 4.625% Senior Notes for cash in the event of a change of control (as defined in the indenture governing the 4.625% Senior Notes). These features may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.
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
We are a holding company. We conduct substantially all of our operations through our subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to pay dividends on our stock, service our debt, including the 1.75% Convertible Notes and 4.625% Senior Notes, and fund other holding company expenses depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans, or otherwise. Dividends, loans or other distributions to us from such subsidiaries could be subject to future contractual and other restrictions.
Future sales of our common stock may negatively affect our stock price.
As of February 24, 2023, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.
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
Our stock price and trading volumes have been volatile and we expect that this volatility will continue in the future due to factors, such as:
•Assessments of the size of our advertiser, user, and subscriber bases, our average revenue per user and subscriber, and comparisons of our results in these and other areas versus prior performance and that of our competitors;
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our global headquarters is in New York City, where we lease approximately 39,000 square feet of office space pursuant to a lease that extends through October 2024. Additionally, we have smaller leased offices throughout Asia, North America, Europe, and Australia.
All of our network equipment is housed at one of multiple co-location facilities around the world. We believe our current facilities are generally in good operating condition and are sufficient to meet our needs for the foreseeable future.
Item 3. Legal Proceedings
See Note 12 - Commitments and Contingencies to our accompanying consolidated financial statements for a description of our legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

                        PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the stock symbol “ZD”.
Holders
We had 206 registered stockholders as of February 24, 2023. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
Dividends
The Company did not pay dividends during the years ended December 31, 2022, 2021 and 2020, respectively. Future dividends are subject to the approval by the Board of Directors (the “Board”).
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
2012 Program
Effective February 15, 2012, the Company’s Board approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”), which was subsequently extended through February 20, 2021. Prior to 2020, the Company repurchased 3,859,181 shares under the 2012 Program at an aggregate cost of $117.1 million. The repurchased shares were subsequently retired. There were 1,140,819 shares available under the 2012 program as of January 1, 2020. During the year ended December 31, 2020, the Company repurchased 1,140,819 shares at an aggregate cost of $87.5 million which were subsequently retired in the same year. As of December 31, 2020, the Company had repurchased all of the available shares under the 2012 Program at an aggregated cost of $204.6 million (including an immaterial amount of commission fees). See Note 14 - Stockholders’ Equity for additional details.
2020 Program
On August 6, 2020, the Board approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company repurchased 736,536, 445,711 and 2,490,599 shares, respectively, at an aggregate cost of $71.3 million, $47.7 million and $177.8 million, respectively (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired. Refer to Note 14 - Stockholders’ Equity for additional details.
As a result of the Company’s share repurchases, the number of shares of the Company’s common stock available for purchase under the 2020 Program is 6,327,154 shares.
The following table details the repurchases that were made under and outside the 2020 Program during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	746	$78.59	—	6,327,154
November 1, 2022 - November 30, 2022	19,042	$87.77	—	6,327,154
December 1, 2022 - December 31, 2022	543	$78.98	—	6,327,154
Total	20,331		—	6,327,154

(1)Consists of shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information
The Equity Compensation Plan information under which the Company's equity securities are authorized for issuance required under Item 5 is hereby incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A of the Exchange Act of 1934, which the Company intends to file with the SEC within 120 days after the close of its fiscal year.
Performance Graph
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act of 1934.
The following graph reflects the comparison of the cumulative total stockholder return for shares of the Company’s common stock, the S&P MidCap 400 Index, the Nasdaq Internet Index, the Nasdaq Computer Index and the selected peer group index.
As of December 31, 2022, the Company (1) changed the broad index in the performance graph to the S&P MidCap 400 Index because it is a broad index for which the Company is included and (2) changed from a peer group index to the Nasdaq Internet Index because the Company believes it offers a better comparison of industry performance. The performance graph below continues to include the cumulative total stockholder return for the Nasdaq Computer Index and the selected peer group index, as it is required during the transition period. The selected peer group includes companies providing digital media services and cloud services for the business space and has not changed from the peer group used in 2021. The Company’s peer group index for 2022 consists of IAC/InterActive Corp., TripAdvisor, Inc., LivePerson, Inc., Zillow Group, Inc., Salesforce.com, Inc., Open Text Corp., Tyler Technologies, Inc., and Roper Technologies Inc.
Measurement points are December 31, 2017 and the last trading day in each of the Company’s fiscal years through the end of fiscal 2022. The graph assumes that $100 was invested on December 31, 2017 in the Company’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. The Company completed the separation of Consensus on October 7, 2021. For the purpose of this graph, the distribution of 80.1% of the shares of Consensus common stock to holders of Ziff Davis (formerly known as J2 Global. Inc.) common stock, pursuant to which Consensus became an independent company, is treated as a non-taxable cash dividend which was deemed reinvested in Ziff Davis common stock.

		S&P	Nasdaq	Nasdaq	2022 Peer
Measurement Date	Ziff Davis (1)	MidCap 400 Index	Computer Index	Internet Index	Group Index
Dec-17	100.00	100.00	100.00	100.00	100.00
Dec-18	94.46	88.92	97.38	95.49	121.16
Dec-19	128.92	112.21	147.97	123.77	151.02
Dec-20	134.39	127.54	223.93	200.76	228.36
Dec-21	175.45	159.12	310.44	190.47	243.32
Dec-22	125.18	138.34	200.74	99.86	140.32

(1)On October 7, 2021, Ziff Davis completed the Separation of Consensus (NASDAQ: CCSI). A shareholder of the Company who acquired one share of Ziff Davis common stock at the start of the measurement period (December 31, 2017) and reinvested all cash dividends into Ziff Davis common stock at then-current prices from the start of the measurement period to the time of the Separation would have owned 1.376 shares of Ziff Davis common stock at the time of the Separation of Consensus. At the time of the Separation of Consensus, Ziff Davis common shareholders received a dividend of one CCSI share for every three shares of Ziff Davis common stock. Therefore, the value of this dividend for each Ziff Davis common shareholder was $18.68 per share based on the October 7, 2021 Consensus share price of $56.04 ($56.04 / 3 = $18.68). For purposes of calculating the Ziff Davis total return, we assume that the value of the Consensus shares issued to the Ziff Davis shareholder at the time of the Separation (1.376 shares x $18.68 = $25.70) was reinvested into Ziff Davis common stock at the ex-dividend price of Ziff Davis common stock ($124.21), resulting in ownership of an additional 0.21 shares of Ziff Davis common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Index Value
350
300
250
200
150
100
50
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Ziff Davis
S&P MidCap 400
NASDAQ Computer Index
NASDAQ Internet Index
2022 Peer Group Index

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.
Overview
Ziff Davis, Inc. was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “the Company”, “our”, “us” or “we”), is a vertically focused digital media and internet company whose portfolio includes brands in technology, shopping, gaming and entertainment, connectivity, health, cybersecurity, and martech. Our Digital Media business specializes in the technology, shopping, gaming and entertainment, and healthcare markets, offering content, tools and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy, and marketing technology.
In February 2021, we sold certain Voice assets in the United Kingdom and, in September 2021, we sold our B2B Backup business.
On October 7, 2021, we completed the separation of our cloud fax business (the “Separation”) into an independent publicly traded company, Consensus Cloud Solutions, Inc. (“Consensus”). In connection with the Separation, we changed our name to Ziff Davis, Inc. from J2 Global, Inc. (for certain events prior to October 7, 2021, the Company may be referred to as J2 Global). The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. The J2 Global stockholders of record received one share of Consensus common stock for every three shares of J2 Global’s common stock and we retained a 19.9% interest in Consensus following the Separation (“Investment in Consensus”). Before the Separation, we reported our results as Digital Media and Cloud Services. In connection with the Separation, we now refer to these segments as Digital Media and Cybersecurity and Martech.
The accounting requirements for reporting the Separation of Consensus as a discontinued operation were met when the Separation was completed on October 7, 2021. Accordingly, the accompanying consolidated financial statements for all periods presented reflect the results of the Consensus business as a discontinued operation. Ziff Davis did not retain a controlling interest in Consensus.
On June 10, 2022, the Company entered into a Fifth Amendment to its Credit Agreement and on September 15, 2022, the Company entered into a Sixth Amendment to its Credit Agreement, each with MUFG Union Bank, N.A., as administrative agent and collateral agent and the lenders party thereto, to effectuate two debt-for equity exchanges of portions of the Investment in Consensus. The Fifth Amendment to the Credit Agreement provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $90.0 million (the “Term Loan Facility”) and the Sixth Amendment to the Credit Agreement provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $22.3 million (the “Term Loan Two Facility”). Both amendments provided for certain other changes to the Credit Agreement. Refer to Note 10 - Debt in Part II Item 8 of this Annual Report on Form 10-K for additional information. During June 2022, the Company borrowed approximately $90.0 million under the Term Loan Facility and completed a non-cash exchange of 2.3 million shares of the Investment in Consensus to settle its obligation of $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus related interest. During September 2022, the Company borrowed approximately $22.3 million under the Term Loan Two Facility and completed a non-cash exchange of 0.5 million shares of the Investment in Consensus to settle its obligation of $22.3 million outstanding aggregate principal amount of the Term Loan Two Facility plus related interest. As of December 31, 2022, the Company holds approximately 1.1 million shares of the common stock of Consensus. The Investment in Consensus represents an investment in equity securities for which the Company elected the fair value option and subsequent fair value changes in the Consensus shares are included in our assets and results from continuing operations.
Our consolidated revenues are currently generated primarily from two basic business models, each with different financial profiles and variability. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. Our Cybersecurity and Martech business is driven primarily by subscription revenues with relatively stable and predictable margins from quarter to quarter. In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel, and enter into new markets. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
Performance Metrics
Revenues from customers classified by revenue source are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Digital Media
Advertising	$788,135	$838,075	$627,198
Subscription	244,694	197,354	166,219
Other	46,343	33,871	17,943
Total Digital Media revenues	$1,079,172	$1,069,300	$811,360

Cybersecurity and Martech
Subscription	$312,626	$348,611	$347,697
Total Cybersecurity and Martech revenues	$312,626	$348,611	$347,697

Corporate	$—	$—	$1
Elimination of inter-segment revenues	(801)	(1,189)	(229)
Total Revenues	$1,390,997	$1,416,722	$1,158,829
We use certain metrics to generally assess the operational and financial performance of our businesses. We have changed these metrics effective January 1, 2022, and the following descriptions align with the metrics management now uses to monitor the performance of its various advertising and subscription-based businesses. For our advertising businesses, net advertising revenue retention is an indicator of our ability to retain the spend of our existing advertisers year over year, which we view as a reflection of the effectiveness of our advertising platform. Similarly, we monitor the number of our advertisers and the revenue per advertiser, as defined below, as these metrics provide further details related to our reported revenue and contribute to certain of our business planning decisions.
For our subscription and licensing businesses, the number of subscribers that we serve is an indicator of our customer retention and growth. The average monthly revenue per subscriber and the churn rate also contribute to insights that contribute to certain of our business planning decisions.
The following table sets forth certain operating metrics for our Digital Media advertising business for the three months ended December 31, 2022 and 2021 (in millions):

	Three months ended December 31,
	2022	2021
Net advertising revenue retention (1)	92.0%	111.9%
Advertisers (2)	2,044	2,198
Quarterly revenue per advertiser (3)	$118,370	$119,932

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

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021
Subscribers (in thousands) (1)	3,032	2,206
Average quarterly revenue per subscriber (2)	$46.33	$60.89
Churn rate (3)	3.81%	2.97%

(1) Represents the quarterly average of the end of month subscriber counts for both the Digital Media and Cybersecurity and Martech businesses. Cybersecurity and Martech subscribers are defined as a direct customer, including customers who have paused but not cancelled their subscription. If the Company provides services through a reseller or a partner and the Company does not have visibility into the number of underlying subscribers, the reseller or partner is counted as one subscriber.
(2) Represents quarterly subscription revenues divided by customers in the table above.
(3) Churn rate is calculated as (i) the average revenue per subscription in the prior month multiplied by the number of cancellations in the current month, calculated at each business and aggregated; divided by (ii) subscription revenue in the current month, calculated at each business and aggregated. For Ookla, the churn rate calculation included in consolidated churn rate calculation includes the sum of the monthly revenue from the specific cancelled agreements in the numerator,

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the notes to consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K that describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions and may be material.
The accounting policies described below are those we consider to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgment.
Revenue Recognition
Digital Media
Digital Media revenues are earned primarily from the delivery of advertising services and from subscriptions to services and information.
Revenue is earned from the delivery of advertising services on websites that are owned and operated by us and on those websites that are part of Digital Media’s advertising network. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when any of the following performance obligations are satisfied: (i) when an advertisement is placed for viewing, (ii) when a qualified sales lead is delivered, (iii) when a visitor “clicks through” on an advertisement; or (iv) when commissions are earned upon the sale of an advertised product.
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
We also generate Digital Media subscription revenues through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise and may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized over the contract term for use of the asset. On instances when technology assets are licensed to our clients, revenues from the license of these assets are recognized over the term of the access period.
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
Cybersecurity and Martech
The Company’s Cybersecurity and Martech revenues substantially consist of subscription fees and usage-based fees, a significant portion of which are paid in advance. The Company defers the portions of monthly, quarterly, semi-annual, and annual fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.
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
Impairment or Disposal of Long-lived Assets
The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.
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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived intangibles and long-lived assets may not be recoverable. During the years ended December 31, 2022 and 2021, the Company did not have any events or circumstances indicating impairment of long-lived assets, other than the recording of an impairment of certain operating right-of-use assets and associated property and equipment. Refer to Note 11 - Leases to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K. No impairment was recorded for the year ended 2020.
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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to twenty years and are included in general and administrative expenses on the Consolidated Statements of Operations. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using a mix of an income approach and a market approach. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. During the years ended December 31, 2022 and 2021, the Company recorded a goodwill impairment of $27.4 million and $32.6 million, respectively. No goodwill impairment was recognized during the year ended December 31, 2020. Refer to Note 9 - Goodwill and Intangible Assets to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements and the Company’s expectations of the impact on its consolidated financial position and results of operations.

Results of Operations for the Years Ended December 31, 2022 and 2021
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with SEC on March 15, 2022, for a discussion of our consolidated and segment results of operations for 2021 compared to 2020.
Digital Media
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
The operating margin we realize on revenues generated from ads placed on our websites is significantly higher than the operating margin we realize from revenues generated from those placed on third-party websites. Growth in advertising revenues from our websites has generally exceeded that from third-party websites. This trend has generally had a positive impact on our operating margins.
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
Cybersecurity and Martech
The main focus of our Cybersecurity and Martech service offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity, and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.
We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, we cannot predict whether our current pace of acquisitions will remain the same within this business, especially in light of the current macroeconomic conditions. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space but with different business models, may impact Cybersecurity and Martech’s overall operating profit margins.

Results of Operations
The following table sets forth, for the years ended December 31, 2022 and 2021, information derived from our Statements of Operations as a percentage of revenues.

	Year ended December 31,
	2022	2021
Revenues	100%	100%
Operating costs and expenses:
Cost of revenues	14	13
Sales and marketing	35	35
Research, development and engineering	5	6
General and administrative	29	32
Goodwill impairment on business	2	2
Total operating expenses	86	88
Income from operations	14	12
Interest expense, net	(2)	(5)
Gain (loss) on debt extinguishment, net	1	—
Loss on sale of businesses	—	(2)
Unrealized (loss) gain on short-term investments held at the reporting date, net	(1)	21
Loss on investments, net	(3)	(1)
Other income, net	1	—
Income from continuing operations before income tax (expense) benefit and changes from equity method investment	10	25
Income tax (expense) benefit	(4)	1
(Loss) income from equity method investment, net	(1)	3
Net income from continuing operations	5	29
Income from discontinued operations, net of income taxes	—	6
Net income	5%	35%

Revenues

	Year ended December 31,		Percent change
(in thousands, except percentages)	2022	2021	2022 v. 2021
Revenues	$1,390,997	$1,416,722	(2)%
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
Our revenues decreased for the year ended December 31, 2022 compared to the prior period primarily due to the absence in 2022 of approximately $33.5 million of revenue from 2021 related to the divested B2B Backup business and Voice assets and declines in certain parts of the Digital Media and Cybersecurity and Martech businesses. These declines were partially offset by $50.4 million of revenue contributed by businesses acquired in 2021, net of their contribution in 2021, $33.1 million of revenue contributed by businesses acquired in 2022 and organic growth within certain other parts of the Digital Media and Cybersecurity and Martech businesses. Revenue from an acquired business becomes organic revenue in the first month in which the Company can compare a full month in the current year against a full month under its ownership in a prior year.

Cost of Revenues

	Year ended December 31,		Percent change
(in thousands, except percentages)	2022	2021	2022 v. 2021
Cost of revenue	$195,554	$188,053	4.0%
As a percent of revenue	14.1%	13.3%
Cost of revenues is primarily comprised of costs associated with content fees, editorial and production costs, and hosting costs. The increase in cost of revenues for the year ended December 31, 2022 compared to the prior period was primarily due to a $12.2 million increase associated with newly acquired businesses and advertising inventory costs in other Digital Media businesses, a $6.7 million increase in field operations, and a $3.6 million increase in costs associated with outside services, partially offset by approximately $12.8 million less in cost of revenues related to the sale of the B2B Backup business.
Operating Expenses
Sales and Marketing

	Year ended December 31,		Percent change
(in thousands, except percentages)	2022	2021	2022 v. 2021
Sales and Marketing	$490,777	$493,049	(0.5)%
As a percent of revenue	35.3%	34.8%
     Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. The decrease in sales and marketing expenses for the year ended December 31, 2022 compared to the prior period was primarily due to approximately $4.9 million lower sales and marketing expense from the absence of those costs related to the B2B Backup business.
Research, Development and Engineering

	Year ended December 31,		Percent change
(in thousands, except percentages)	2022	2021	2022 v. 2021
Research, Development and Engineering	$74,093	$78,874	(6.1)%
As a percent of revenue	5.3%	5.6%
Our research, development and engineering costs consist primarily of personnel-related expenses. The decrease in research, development and engineering costs for the year ended December 31, 2022 compared to the prior period was primarily due to a decrease in engineering costs as more costs were capitalized in 2022 than in 2021, and the absence of engineering costs related to the B2B Backup business.
General and Administrative

	Year ended December 31,		Percent change
(in thousands, except percentages)	2022	2021	2022 v. 2021
General and Administrative	$404,263	$456,777	(11.5)%
As a percent of revenue	29.1%	32.2%
Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance, and insurance costs. The decrease in general and administrative expense for the year ended December 31, 2022 compared to the prior period was primarily due to $15.6 million lower depreciation and amortization expense related to intangibles becoming fully amortized, $12.6 million of lower office rent expense, $8.6 million of lower legal and consulting fees, $6.2 million of lower personnel related expenses, the absence of $3.6 million of general, and administrative costs related to the B2B Backup business sold in September 2021, and $3.4 million of lower bad debt expenses.
Goodwill impairment on business
Our goodwill impairment during the years ended December 31, 2022 and 2021 was $27.4 million and $32.6 million, respectively. Our goodwill impairment in 2022 was generated from the impairment in the Digital Media reportable segment. Our goodwill impairment in 2021 was generated from the impairment in the Cybersecurity and Martech reportable segment.

Refer to Note 9 - Goodwill and Intangible Assets to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
Share-Based Compensation
The following table represents share-based compensation expense included in operating costs and expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Cost of revenues	$341	$306
Sales and marketing	3,083	1,288
Research, development and engineering	2,503	1,984
General and administrative	20,674	20,551
Total	$26,601	$24,129
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,		Percent change
	2022	2021	2022 v. 2021
Interest expense, net	$(33,842)	$(72,023)	(53.0)%
Gain (loss) on debt extinguishment, net	11,505	(5,274)	(318.1)%
Loss on sale of businesses	—	(21,798)	(100.0)%
Unrealized (loss) gain on short-term investments held at the reporting date, net	(7,145)	298,490	(102.4)%
Loss on investments, net	(46,743)	(16,677)	180.3%
Other income, net	8,437	1,293	552.5%
Total non-operating (expense) income	$(67,788)	$184,011	(136.8)%
Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents, and investments. Interest expense, net was $33.8 million and $72.0 million for the years ended December 31, 2022 and 2021, respectively. Interest expense, net decreased in 2022 compared to 2021 primarily due to approximately $11.5 million less interest expense due to the redemption of our 3.25% Convertible Notes in August 2021, approximately $15.7 million less interest expense from the adoption of ASU 2020-06 during 2022, and approximately $9.5 million less interest expense from the 4.625% Senior Notes related to a lower principal balance over the period due to the repurchase of a portion of the outstanding 4.625% Senior Notes throughout 2022.
Gain (loss) on debt extinguishment, net. Gain on debt extinguishment, net of $11.5 million in 2022 related primarily to the repurchases of 4.625% Senior Notes. Loss on debt extinguishment, net of $5.3 million in 2021 related primarily to the tender of the 4.625% Senior Notes during the fourth quarter of 2021, partially offset by a gain on extinguishment of the 3.25% Convertible Notes during 2021.
Loss on sale of businesses. Loss on sale of businesses was $21.8 million in 2021. The loss on the sale of businesses during 2021 was due to the loss on the sale of the B2B Backup business, partially offset by a gain on the sale of certain Voice assets in the United Kingdom in the first quarter of 2021 with a subsequent adjustment in the second quarter of 2021. The Company did not sell any businesses in 2022. See Note 6 - Discontinued Operations and Dispositions to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
Unrealized (loss) gain on short-term investments held at the reporting date, net. Unrealized loss on short-term investment held at the reporting date was $7.1 million in 2022 and unrealized gain on short-term investment held at the reporting date was $298.5 million in 2021. The unrealized (loss) gain recorded in 2022 and 2021 primarily represents the effect of our Investment in Consensus.

Loss on investments, net. Loss on investments, net is generated from gains or losses from investments in equity securities. Loss on investments, net was $46.7 million and $16.7 million for the years ended December 31, 2022 and 2021, respectively. Loss on investment, net increased in 2022 compared to 2021 primarily due to the net realized loss on the disposition of 2.9 million shares from our Investment in Consensus during 2022 resulting from the decrease in the quoted share price of Consensus during 2022.
Other income, net. Other income, net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other income, net was $8.4 million and $1.3 million in 2022 and 2021, respectively. The change was attributable to changes in gain or losses on currency exchange.
Income Taxes
Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing), and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.
As of December 31, 2022, the Company had federal net operating loss carryforwards (“NOLs”) of $22.8 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. $20.7 million of the NOLs expire through the year 2037 and $2.1 million of the NOLs carry forward indefinitely depending on the year the loss was incurred.
As of December 31, 2022 and 2021, the Company had interest expense limitation carryovers of $6.4 million and $23.3 million, respectively, which last indefinitely. The Company also had federal capital loss limitation carryforwards as of December 31, 2022 and 2021 of $24.1 million and $28.7 million, respectively, that begin to expire in 2031. In addition, as of December 31, 2022 and 2021, the Company had available state research and development tax credit carryforwards of $3.5 million and $5.1 million, respectively, which last indefinitely. The Company had no foreign tax credit carryforwards as of December 31, 2022 and 2021.
Income tax expense was $58.0 million in 2022 compared to income tax benefit of $14.2 million in 2021. Our effective tax rates for 2022 and 2021 were 44.2% and (4.0)%, respectively.
The increase in our annual effective income tax rate in 2022 from 2021 was primarily attributable to the following:
1.an increase in our effective income tax rate during 2022 due to recognizing a deferred tax liability related to the Investment in Consensus resulting in a tax expense of $13.4 million; and
2.an increase in our tax expense due to a lower net reduction in our reserves in 2022 as compared to 2021 for uncertain tax positions, primarily due to the lapse of the statute of limitations in certain jurisdictions; and
3.an increase in our effective income tax rate during 2022 for U.S. state and local taxes due to a greater portion of our income being subject to tax in the U.S.; partially offset by
4.a decrease in our effective income tax rate during 2022 due to recognizing a tax benefit for a deferred tax asset related to goodwill impairment.
In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.5%	19.0%	26.5%
Effective tax rate (1)	15.6%	20.8%	24.3%

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
(Loss) income from equity method investment, net was $(7.7) million and $35.8 million, net of tax benefit (expense) for the years ended December 31, 2022 and 2021, respectively. The decrease in Loss from equity method investment, net in 2022 was primarily due to the decrease in value of the underlying investment. Income from equity method investment, net during 2021 was primarily a result of a gain on the underlying investments. During the years ended December 31, 2022 and 2021, the Company recognized management fee expenses of $1.5 million and $3.0 million, net of tax benefit, respectively.
Digital Media and Cybersecurity and Martech Results
Our businesses are based on the organization structure used by management for making operating and investment decisions and for assessing performance and have been aggregated into two reportable segments: (i) Digital Media and (ii) Cybersecurity and Martech.
We evaluate the performance of our segments based on revenues, including both external and inter-business net sales, and operating income. We account for inter-business sales and transfers based primarily on standard costs with reasonable mark-ups established between the businesses. Identifiable assets by business are those assets used in the respective business' operations. Corporate assets consist of cash and cash equivalents, deferred income taxes, and certain other assets. All significant inter-business amounts are eliminated to arrive at our consolidated financial results.
Digital Media
    The financial results are presented for the following fiscal years (in thousands):

	Year ended December 31,
	2022	2021
External sales	$1,078,391	$1,068,476
Inter-business sales	781	824
Total sales	1,079,172	1,069,300
Operating costs and expenses	880,240	851,807
Operating income	$198,932	$217,493
Digital Media’s net sales of $1.1 billion in 2022 increased $9.9 million, or 0.9% compared to the prior comparable period primarily due to $33.1 million from businesses acquired in 2022 and $31.1 million from businesses acquired in 2021, net of their contribution in 2021, partially offset by organic decline in certain other businesses.
Digital Media’s operating costs and expenses of $880.2 million in 2022 increased $28.4 million from the prior comparable period primarily due to a goodwill impairment of $27.4 million recorded in 2022.
As a result of these factors, Digital Media’s operating income of $198.9 million in 2022 decreased $18.6 million, or 8.5%, from 2021.

Cybersecurity and Martech
The financial results are presented for the following fiscal years (in thousands):

	Year ended December 31,
	2022	2021
External sales	$312,606	$348,246
Inter-business sales	20	365
Total sales	312,626	348,611
Operating costs and expenses(1)	262,426	338,464
Operating income(1)	$50,200	$10,147

(1) For the year ended December 31, 2021, approximately $19.2 million of general and administrative costs were reflected as Corporate operating costs and expenses in the Company’s December 31, 2021 Form 10-K, however, should have been reflected as an operating cost for the Cybersecurity and Martech reportable segment. The Company reclassified these costs in the table above as an operating cost for the Cybersecurity and Martech reportable segment, as well as the resulting impact in operating income for Cybersecurity and Martech.
Cybersecurity and Martech’s net sales of $312.6 million in 2022 decreased $35.6 million, or 10.2%, from the prior comparable period primarily due to the absence of approximately $33.5 million of revenue from the B2B Backup business, which was sold during the third quarter of 2021, and organic decline in certain other businesses during 2022, partially offset by $19.3 million of revenue from the business acquired in 2021, net of its contribution in 2021.
Cybersecurity and Martech operating costs and expenses of $262.4 million in 2022 decreased $76.0 million from the prior comparable period primarily due to a $32.6 million goodwill impairment in 2021 that did not recur, the absence of $22.1 million of costs from the B2B Backup business that was sold during the third quarter of 2021, lower sales and marketing expense, lower general and administrative expenses, and lower depreciation and amortization expense.
As a result of these factors, Cybersecurity and Martech operating income of $50.2 million in 2022 increased $40.1 million, or 394.7%, from 2021.
Liquidity and Capital Resources
Cash and Cash Equivalents and Investments
As of December 31, 2022, we had cash, cash equivalents, and investments of $839.1 million compared to $1.0 billion as of December 31, 2021. As of December 31, 2022, cash, cash equivalents, and investments consisted of (in millions):

	December 31,
	2022	2021
Cash and cash equivalents	$652.8	$694.8
Short-term investments	58.4	229.2
Long-term investments	127.9	122.6
Cash, cash equivalents and investments	$839.1	$1,046.6
Our investments consist of equity and debt securities as of December 31, 2022 and equity securities as of December 31, 2021. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates.
As of December 31, 2022 and 2021 cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in millions):

	December 31,
	2022	2021
Cash, cash equivalents and investments held in domestic jurisdictions	$671.6	$884.9
Cash, cash equivalents and investments held in foreign jurisdictions	167.5	161.7
Cash, cash equivalents and investments	$839.1	$1,046.6
For information on short-term and long-term investments of the Company, refer to Note 5 - Investments to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

Financings
On January 7, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). On October 7, 2020, the Company terminated the Credit Agreement. On November 15, 2019, the Company issued $550.0 million aggregate principal amount of 1.75% Convertible Notes and received net proceeds of $537.1 million in cash, net of initial purchasers’ discounts, commissions, and other debt issuance costs. A portion of the net proceeds were used to pay off all amounts then outstanding under the MUFG Credit Facility, with the remainder to be used for general corporate purposes including acquisitions.
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
On June 2, 2021, June 21, 2021, August 20, 2021. and September 16, 2021, the Company entered into First, Second, Third and Fourth Amendments (together the “Amendments”) to the Credit Agreement. The Amendments (i) provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $485.0 million (the “Bridge Loan Facility”), (ii) permitted the spin-off of the Company’s cloud fax business into a new publicly traded company, and (iii) provided for certain other changes to the Credit Agreement.
In connection with the spin-off of Consensus, the Company drew the full amount of the Bridge Loan Facility and used the proceeds of the Bridge Loan Facility to redeem the 3.25% Convertible Notes. During the year ended December 31, 2021, the Company satisfied its conversion obligation related to the 3.25% Convertible Notes by paying the principal of $402.4 million in cash and issued 3,050,850 shares of the Company’s common stock. On October 7, 2021, as part of the Separation, Consensus issued $500.0 million of senior notes due 2028 to Ziff Davis, which Ziff Davis then exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for extinguishment of the indebtedness outstanding under the Bridge Loan Facility. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A. On October 8, 2021, the Company announced that it had accepted tender offers to purchase $83.3 million in aggregate principal of its 4.625% Senior Notes for an aggregate purchase price of $90.0 million. The tender offer expired on October 22, 2021.
On June 10, 2022, the Company entered into a Fifth Amendment to the Credit Agreement, which provided for the Term Loan Facility, in an aggregate principal amount of $90.0 million, which had a maturity date that was 60 days following the date of funding of the Term Loan Facility. On September 15, 2022, the Company entered into a Sixth Amendment to its existing Credit Agreement, which provided for the Term Loan Two Facility in an aggregate principal amount of approximately $22.3 million. During the year ended December 31, 2022, the Company completed a non-cash exchange of 2.8 million shares of its common stock of Consensus with the lenders under the Fifth and the Sixth Amendments to settle the Company’s obligations of $112.3 million outstanding aggregate principal amount of the Term Loan Facility and Term Loan Two Facility plus related interest.
As of December 31, 2022 there were no amounts drawn under the Credit Agreement.
During the year ended December 31, 2022, the Company repurchased approximately $181.2 million in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $167.7 million.

Material Cash Requirements
Ziff Davis’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on its property and equipment, holdback payments in connection with certain business acquisitions, and other obligations. These long-term contractual obligations extend through 2031. Refer to Note 4 - Business Acquisitions, Note 10 - Debt and Note 11 - Leases to the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K, for further details on holdback payments, long-term debt, and operating leases.
As of December 31, 2022, we and our subsidiaries had outstanding $1.0 billion in aggregate principal amount of indebtedness. As of December 31, 2022, our total minimum lease payments are $59.3 million, of which approximately $23.0 million are due in the succeeding twelve months. As of December 31, 2022, our liability for uncertain tax positions was $40.4 million.
We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures, and stock repurchases, if any, for at least the next 12 months.
Cash Flows
The following information regarding the Consolidated Statements of Cash Flows combine continuing and discontinued operations for the years ended December 31, 2022 and 2021. The Consolidated Statements of Cash Flows for the year ended December 31, 2021 includes the activity from the cloud fax business through the date of Separation on October 7, 2021. Refer to Note 6 - Discontinued Operations and Dispositions to the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K, for additional information. Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents.
The following table provides a summary of cash flows from operating, investing and financing activities (in millions):

	Year ended December 31,		Change
	2022	2021	2022 v. 2021
Net cash provided by operating activities	$336.4	$516.5	$(180.1)
Net cash (used in) provided by investing activities	$(220.8)	$59.1	$(279.9)
Net cash used in financing activities	$(140.8)	$(113.1)	$(27.7)
Operating Activities
Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $180.1 million decrease in net cash provided by operating activities in 2022 compared to 2021 was primarily related to lower earnings before non-cash adjustments, primarily as a result of the Separation and other divested businesses that occurred in 2021, timing of payments to our vendors, decrease in operating lease liabilities, and net decrease in collections from our customers due to timing year over year.
Investing Activities
The $279.9 million decrease in net cash provided by investing activities in 2022 compared to 2021 was primarily related to the absence of proceeds of $259.1 million from the Separation and the absence of $48.9 million from the sale of businesses that occurred in 2021 that did not recur, partially offset by lower cash used for acquisition of businesses and purchases of property, plant and equipment.
Financing Activities
The $27.7 million increase in net cash used in financing activities in 2022 compared to 2021 was primarily related to lower proceeds from debt borrowings, net of repayments.

Stock Repurchase Program
2012 Program
Effective February 15, 2012, the Company’s Board approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”), which was subsequently extended through February 20, 2021. Prior to 2020, the Company repurchased 3,859,181 shares under the 2012 Program at an aggregate cost of $117.1 million. The repurchased shares were subsequently retired. There were 1,140,819 shares available under the 2012 program as of January 1, 2020. During the year ended December 31, 2020, the Company repurchased 1,140,819 shares at an aggregate cost of $87.5 million which were subsequently retired in the same year. As of December 31, 2020, the Company had repurchased all of the available shares under the 2012 Program at an aggregated cost of $204.6 million (including an immaterial amount of commission fees).
2020 Program
On August 6, 2020, the Board approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”) in addition to the five million shares repurchased under the 2012 Program. In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, the Company repurchased 736,536, 445,711 and 2,490,599 shares, respectively, at an aggregate cost of $71.3 million, $47.7 million and $177.8 million, respectively, (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired. Refer to Note 14 - Stockholders’ Equity to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
As a result of the Company’s share repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2022 is 6,327,154 shares.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Ziff Davis undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2023.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2022, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of December 31, 2022 and December 31, 2021, we had cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as, demand deposit accounts with maturities of 90 days or less of $652.8 million and $694.8 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.
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
On October 7, 2021, in exchange for the equity interest in Consensus, Consensus issued $500.0 million of senior notes due 2028 to Ziff Davis. Ziff Davis then exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for extinguishment of outstanding indebtedness under the Bridge Loan Facility. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Market Risk
In connection with the Separation, the Company retained the Investment in Consensus, the remaining portion of which was valued at approximately $58.4 million as of December 31, 2022 based upon the quoted market price of Consensus common stock. The Company’s results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market.
Gains (losses) on the Investment in Consensus were as follows (in thousands):

	Year ended December 31,
	2022	2021
Realized losses on securities sold during the period	$(46,743)	$—
Unrealized (losses) gains recognized during the period on equity securities held at the reporting date	$(7,145)	$298,490
The carrying value of our Investment in Consensus at December 31, 2022 was $58.4 million, or approximately 1.7% of the Company’s consolidated total assets. A $2.00 increase or decrease in the share price of Consensus common stock would result in an unrealized gain or loss, respectively of approximately $2.2 million.

Foreign Currency Risk
We conduct business in certain foreign markets, primarily in Canada, the United Kingdom, Australia, and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, the British Pound Sterling, the Australian Dollar, Euro, Japanese Yen, the New Zealand Dollar, and the Norwegian Kroner. If we are unable to settle our intercompany debts in a timely manner, we remain exposed to foreign currency fluctuations.
As we expand our international presence, we become further exposed to foreign currency risk by entering new markets with additional foreign currencies. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.
    As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results.
Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally; however, we may do so in the future. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows, and financial position.
For the years ended December 31, 2022, 2021 and 2020, foreign exchange gains (losses) amounted to $8.2 million, $2.0 million, and $(3.1) million, respectively.
Cumulative translation adjustments, net of tax, included in other comprehensive income for the years ended December 31, 2022, 2021, and 2020, was $(32.5) million, $(21.3) million, and $(8.9) million respectively.
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

Item 8.Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Ziff Davis, Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ziff Davis, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
Change in Accounting Method Related to Convertible Instruments
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible instruments due to the adoption of Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entities Own Equity (Subtopic 815-40) effective January 1, 2022 under the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Digital Media Reporting Units
As described in Notes 2 and 9 to the consolidated financial statements, the Digital Media reportable segment goodwill balance was approximately $1.07 billion as of December 31, 2022. During the year, the Company estimated the fair value of certain reporting units within the Digital Media reportable segment resulting from an interim goodwill impairment assessment. Goodwill is tested for impairment at least annually or more frequently if there are certain events or changes in circumstances. As a result of a goodwill impairment assessment, the Company recorded impairment of $27.4 million during the third quarter for one of the Digital Media reporting units. The Company estimates the fair value of its reporting units using a weighting of fair values derived from an income approach and a market approach.
We identified the interim goodwill impairment assessment within certain Digital Media reporting units as a critical audit matter because of certain significant assumptions management makes as part of the assessment to estimate the fair value of the affected reporting units. The income approach requires certain significant management assumptions in projecting future discounted cash flows, specifically revenue growth rates and discount rates. The market approach requires certain judgments in selecting the appropriate peer companies and the valuation multiples. Auditing revenue growth rates and discount rates as well as assessing the reasonableness of peer companies and valuation multiples involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the involvement of professionals with specialized skill or knowledge.
The primary procedures we performed to address this critical matter included:
•Evaluating the reasonableness of certain significant management assumptions used in the calculation of the fair value of the affected reporting units, including the revenue growth rate used in the projected future cash flows by comparing to prior period forecasts, historical operating performance, and publicly available industry information.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation, and (ii) evaluating the reasonableness of both the identified peer companies and valuation multiples used in the market approach by calculating indicated multiples and related quartiles and comparing those to the ones used by management’s valuation specialist.
/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Los Angeles, California
March 1, 2023

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$652,793	$694,842
Short-term investments	58,421	229,200
Accounts receivable, net of allowances of $6,868 and $9,811, respectively (includes $0 and $9,272 due from related party, respectively)	304,739	316,342
Prepaid expenses and other current assets	68,319	60,290
Total current assets	1,084,272	1,300,674
Long-term investments	127,871	122,593
Property and equipment, net	178,184	161,209
Trade names, net	136,192	147,761
Customer relationships, net	208,057	275,451
Goodwill	1,591,474	1,531,455
Other purchased intangibles, net	118,566	149,513
Deferred income taxes	8,523	5,917
Other assets	80,131	75,707
TOTAL ASSETS	$3,533,270	$3,770,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$120,829	$130,978
Accrued employee related costs	42,178	54,616
Other accrued liabilities	39,539	41,027
Income taxes payable, current	19,712	3,151
Deferred revenue, current	187,904	185,571
Current portion of long-term debt	—	54,609
Other current liabilities	22,286	27,286
Total current liabilities	432,448	497,238
Long-term debt	999,053	1,036,018
Deferred revenue, noncurrent	9,103	14,839
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	40,379	42,546
Deferred income taxes	79,007	108,982
Other long-term liabilities	68,994	91,250
TOTAL LIABILITIES	1,640,659	1,802,548
Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value. Authorized 1,000,000.00 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,269,446 and 47,440,137 shares at December 31, 2022 and 2021, respectively.	473	474
Additional paid-in capital	439,681	509,122
Retained earnings	1,537,830	1,515,358
Accumulated other comprehensive loss	(85,373)	(57,222)
TOTAL STOCKHOLDERS’ EQUITY	1,892,611	1,967,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,533,270	$3,770,280
See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Total revenues	$1,390,997	$1,416,722	$1,158,829
Operating costs and expenses:
Cost of revenues (1)	195,554	188,053	178,403
Sales and marketing (1)	490,777	493,049	366,359
Research, development and engineering (1)	74,093	78,874	57,148
General and administrative (1)	404,263	456,777	418,579
Goodwill impairment on business	27,369	32,629	—
Total operating costs and expenses	1,192,056	1,249,382	1,020,489
Income from operations	198,941	167,340	138,340
Interest expense, net	(33,842)	(72,023)	(56,188)
Gain (loss) on debt extinguishment, net	11,505	(5,274)	—
(Loss) gain on sale of businesses	—	(21,798)	17,122
Unrealized (loss) gain on short-term investments held at the reporting date, net	(7,145)	298,490	—
Loss on investments, net	(46,743)	(16,677)	(20,991)
Other income, net	8,437	1,293	65
Income from continuing operations before income tax (expense) benefit and changes from equity method investment	131,153	351,351	78,348
Income tax (expense) benefit	(57,957)	14,199	(38,350)
(Loss) income from equity method investment, net of income taxes	(7,730)	35,845	(11,338)
Net income from continuing operations	65,466	401,395	28,660
(Loss) income from discontinued operations, net of income taxes	(1,709)	95,319	122,008
Net income	$63,757	$496,714	$150,668

Net income per common share from continuing operations:
Basic	$1.39	$8.74	$0.62
Diluted	$1.39	$8.38	$0.61
Net (loss) income per common share from discontinued operations:
Basic	$(0.04)	$2.08	$2.62
Diluted	$(0.04)	$1.99	$2.58
Net income per common share:
Basic	$1.36	$10.81	$3.24
Diluted	$1.36	$10.37	$3.18
Weighted average shares outstanding:
Basic	46,954,558	45,893,928	46,308,825
Diluted	47,025,849	47,862,745	47,115,609

(1) Includes share-based compensation expense as follows:
Cost of revenues	$341	$306	$332
Sales and marketing	3,083	1,288	1,011
Research, development and engineering	2,503	1,984	1,396
General and administrative	20,674	20,551	19,781
Total	$26,601	$24,129	$22,520

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2022	2021	2020
Net income	$63,757	$496,714	$150,668
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(32,479)	(21,268)	(8,902)
Consensus separation adjustment	4,056	18,966	—
Change in fair value on available-for-sale investments, net of tax expense (benefit) of $0, $0 and $181 for the years ended December 31, 2022, 2021 and 2020, respectively	272	(114)	558
Other comprehensive loss, net of tax	(28,151)	(2,416)	(8,344)
Comprehensive income	$35,606	$494,298	$142,324

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$63,757	$496,714	$150,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,400	258,303	228,737
Amortization of financing costs and discounts	2,692	26,090	28,476
Non-cash operating lease costs	13,412	1,485	17,686
Share-based compensation	26,601	25,248	24,006
Provision (benefit) for credit losses on accounts receivable	(255)	8,738	13,283
Deferred income taxes, net	(12,991)	(13,433)	5,840
(Gain) loss on extinguishment of debt	(11,505)	14,024	37,969
Loss (gain) on sale of businesses	—	21,798	(17,122)
Goodwill impairment on business	27,369	32,629	—
Changes in fair value of contingent consideration	(2,575)	(1,223)	(80)
Loss (income) from equity method investments, net	7,730	(35,845)	11,338
Unrealized loss (gain) on short-term investments held at the reporting date	7,145	(298,490)	—
Loss on investment, net	46,743	16,677	20,991
Other	945	13,180	(22,690)
Decrease (increase) in:
Accounts receivable	14,948	(18,050)	(31,611)
Prepaid expenses and other current assets	9,665	(15,650)	3,046
Operating lease right-of-use assets	3,739	15,267	8,711
Other assets	(19,979)	(3,824)	(3)
Increase (decrease) in:
Accounts payable and accrued expenses (includes $0, $17,635 and $0 with related parties)	(37,569)	22,262	2,184
Income taxes payable	17,323	(21,783)	6,489
Deferred revenue	(20,962)	14,282	4,720
Operating lease liabilities	(27,131)	(30,581)	(25,150)
Liability for uncertain tax positions	(2,167)	(10,383)	9,391
Other long-term liabilities	(3,891)	(899)	3,200
Net cash provided by operating activities	336,444	516,536	480,079
Cash flows from investing activities:
Proceeds on sale of available-for-sale investments	—	663	—
Investment in available-for-sale securities	(15,000)	—	—
Distribution from equity method investment	—	15,327	—
Purchases of equity method investment	—	(23,249)	(31,937)
Purchase of equity investments	—	(999)	(1,246)
Proceeds from sale of equity investments	4,527	14,330	—
Purchases of property and equipment	(106,154)	(113,740)	(92,552)
Proceeds from sale of assets	—	—	507
Acquisition of businesses, net of cash received	(104,094)	(141,146)	(482,227)
Proceeds from sale of businesses, net of cash divested	—	48,876	24,353
Purchases of intangible assets	(50)	(78)	(3,118)
Proceeds from divestiture of discontinued operations	—	259,104	—
Net cash (used in) provided by investing activities	(220,771)	59,088	(586,220)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	750,000
Payment of note payable	—	—	(400)
Proceeds from bridge loan	—	485,000	—
Debt issuance cost	—	—	(7,272)
Payment of debt	(166,904)	(512,388)	(650,000)
Debt extinguishment costs (includes reimbursement of $0, $7,500 and $0 with related parties)	(756)	(1,096)	(29,250)
Proceeds from term loan	112,286	—	—
Repurchase of common stock	(78,291)	(78,327)	(275,654)
Issuance of common stock under employee stock purchase plan	9,431	9,231	7,382
Proceeds from exercise of stock options	148	2,939	1,619
Deferred payments for acquisitions	(16,116)	(14,387)	(29,180)
Other	(630)	(4,060)	(1,878)
Net cash used in financing activities	(140,832)	(113,088)	(234,633)
Effect of exchange rate changes on cash and cash equivalents	(16,890)	(10,346)	7,811
Net change in cash and cash equivalents	(42,049)	452,190	(332,963)
Cash and cash equivalents at beginning of year	694,842	242,652	575,615
Cash and cash equivalents at beginning of year associated with discontinued operations	—	66,210	51,141
Cash and cash equivalents at beginning of year associated with continuing operations	694,842	176,442	524,474
Cash and cash equivalents at end of year	652,793	694,842	242,652
Cash and cash equivalents at end of year associated with discontinued operations	—	—	66,210
Cash and cash equivalents at end of year associated with continuing operations	$652,793	$694,842	$176,442

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2020	47,654,929	$476	$465,652	—	$—	$891,526	$(46,462)	$1,311,192
Net income	—	—	—	—	—	150,668	—	150,668
Other comprehensive income, net of tax expense of $181	—	—	—	—	—	—	(8,344)	(8,344)
Exercise of stock options	42,740	—	1,619	—	—	—	—	1,619
Issuance of shares under Employee Stock Purchase Plan	118,629	1	7,381	—	—	—	—	7,382
Equity portion of 3.25% convertible debt	—	—	(12)	—	—	—	—	(12)
Issuance of restricted stock, net	273,201	3	(3)	—	—	—	—	—
Repurchase and retirement of common stock	(3,742,869)	(37)	(42,530)	—	—	(233,087)	—	(275,654)
Share-based compensation	—	—	24,006	—	—	—	—	24,006
Other, net	—	—	161	—	—	—	—	161
Balance, December 31, 2020	44,346,630	$443	$456,274	—	$—	$809,107	$(54,806)	$1,211,018
Net income	—	—	—	—	—	496,714	—	496,714
Other comprehensive income, net of tax expense of zero	—	—	—	—	—	—	(21,382)	(21,382)
Exercise of stock options	70,776	1	2,938	—	—	—	—	2,939
Issuance of shares under Employee Stock Purchase Plan	109,248	1	9,230	—	—	—	—	9,231
Issuance of restricted stock, net	560,290	5	(5)	—	—	—	—	—
Repurchase and retirement of common stock	(697,657)	(7)	(26,275)	(445,711)	47,741	(52,045)	—	(30,586)
Repurchase of shares of common stock	—	—	—	445,711	(47,741)	—	—	(47,741)
Share-based compensation	—	—	25,248	—	—	—	—	25,248
Conversion shares issued as extinguishment cost to redeem 3.25% Convertible Notes	3,050,850	31	431,921	—	—	—	—	431,952
Redemption of 3.25% Convertible Notes, net of tax	—	—	(390,526)	—	—	—	—	(390,526)
Consensus Separation	—	—	—	—	—	261,394	18,966	280,360
Other, net	—	—	317	—	—	188	—	505
Balance, December 31, 2021	47,440,137	$474	$509,122	—	$—	$1,515,358	$(57,222)	$1,967,732
Reclassification of the equity component of 1.75% Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(88,137)	—	—	23,436	—	(64,701)
Net income	—	—	—	—	—	63,757	—	63,757
Other comprehensive income, net of tax expense of zero	—	—	(206)	—	—	206	(32,207)	(32,207)
Exercise of stock options	5,439	—	148	—	—	—	—	148
Issuance of shares under employee stock purchase plan	139,992	1	9,430	—	—	—	—	9,431
Issuance of restricted stock, net	493,300	5	(6)	—	—	—	—	(1)
Repurchase and retirement of common stock	(809,422)	(7)	(17,277)	(736,536)	71,337	(61,007)	—	(6,954)
Repurchase of shares of common stock	—	—	—	736,536	(71,337)	—	—	(71,337)
Share-based compensation	—	—	26,601	—	—	—	—	26,601
Other, net	—	—	6	—	—	(3,920)	4,056	142
Balance, December 31, 2022	47,269,446	$473	$439,681	—	$—	$1,537,830	$(85,373)	$1,892,611

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       The Company
Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, the “Company”, “our”, “us”, or “we”), is a vertically focused digital media and internet company whose portfolio includes brands in technology, shopping, gaming and entertainment, connectivity, health, cybersecurity, and martech. The Company’s Digital Media business specializes in the technology, shopping, gaming, and healthcare markets, offering content, tools and services to consumers and businesses. The Company’s Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy and marketing technology.
On October 7, 2021, in connection with the spin-off of its cloud fax business described further below, the Company changed its name from J2 Global, Inc. to Ziff Davis, Inc. (for certain events prior to October 7, 2021, the Company may be referred to as J2 Global).
2.    Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ziff Davis and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications and the reported amounts of net revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, valuation and impairment of investments, its assessment of ownership interests as variable interest entities and the related determination of consolidation, share-based compensation expense, fair value of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies, and allowance for credit losses. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.
Consensus, Inc. Spin-Off and Discontinued Operations
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
On October 7, 2021, Consensus paid Ziff Davis approximately $259.1 million of cash in a distribution that was anticipated to be tax-free provided certain requirements were met, and issued $500.0 million of senior notes due 2028 to Ziff Davis, which Ziff Davis then exchanged with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, for the extinguishment of indebtedness outstanding under the Bridge Loan Facility. Refer to Note 10 - Debt for additional details. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A.
The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the cloud fax business as a discontinued operation for all periods presented. Ziff Davis did not retain a controlling interest in Consensus.
During the year ended December 31, 2022, the Company entered into a Fifth Amendment and Sixth Amendment to its existing Credit Agreement, providing for the issuance of senior secured term loans under the Credit Agreement (the “Term Loan Facilities”), in an aggregate principal amount of approximately $112.3 million. During the year ended December 31, 2022, the Company subsequently completed non-cash exchanges of 2,800,000 shares of its common stock of Consensus with the lenders under the Fifth and Sixth Amendments to settle the Company’s obligations of $112.3 million outstanding aggregate principal amount of the Term Loan Facilities plus related interest. Refer to Note 10 - Debt for additional details.
As of December 31, 2022, the Company continues to hold approximately 1.1 million shares of common stock of Investment in Consensus. The Investment in Consensus represents the investment in equity securities for which the Company elected the fair value option and subsequent fair value changes in the Consensus shares are included in the assets of and results from continuing operations. Refer to Note 5 - Investments and Note 6 - Discontinued Operations and Dispositions for additional information.
Allowances for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as a reduction to accounts receivable. Changes in the allowance are classified as ‘General and administrative’ expenses in the Consolidated Statements of Operations. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.
The rollforward of allowance for credit losses on Accounts receivable, net is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$9,811	$11,552	$8,480
(Decreases) increases to bad debt expense	(255)	3,107	5,315
Write-offs, net of recoveries	(2,688)	(4,848)	(2,243)
Ending balance	$6,868	$9,811	$11,552
Revenue Recognition
The Company recognizes revenue when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Refer to Note 3 - Revenues for additional details.
Principal vs. Agent
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, for principal-agent considerations and assesses: (i) if another party is involved in providing goods or services to the customer, (ii) whether the Company controls the specified goods or services prior to transferring control to the customer and (iii) whether the Company has discretion on pricing.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Sales Taxes
The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are (i) both imposed on and concurrent with a specific revenue-producing transaction and (ii) collected by the Company from a customer.
Fair Value Measurements
The Company complies with the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities.
The carrying values of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits, and long-term debt are reflected in the financial statements at cost. With the exception of certain investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities when available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to the Company.
Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the Company purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.
Investments
The Company accounts for its investments in debt securities in accordance with ASC Topic 320, Investments - Debt Securities (“ASC 320”). Debt investments are typically comprised of corporate debt securities, which are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. All debt securities are accounted for on a specific identification basis.
The Company’s available-for-sale debt securities are carried at an estimated fair value with any unrealized gains or losses, net of taxes, included in accumulated other comprehensive loss on our Consolidated Balance Sheets. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in loss on investments, net on our Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in accumulated comprehensive loss on our Consolidated Balance Sheets.
The Company accounts for its investments in equity securities in accordance with ASC Topic 321, Investments - Equity Securities (“ASC 321”) which requires the accounting for equity investments, other than those accounted for under the equity method of accounting, generally be measured at fair value for equity securities with readily determinable fair values. Equity securities without a readily determinable fair value, which are not accounted for under the equity method of accounting, are measured at their cost, less impairment, if any, and adjusted for observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses will be reported within earnings on our Consolidated Statements of Operations.
The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. Refer to Note 5 - Investments for additional information.
The Investment in Consensus are equity securities accounted for at fair value under the fair value option, and the related fair value gains and losses are recognized in earnings. As the initial carrying value of the Investment in Consensus was negative immediately following the Separation, the Company elected the fair value option under ASC 825-10-25 to support the initial recognition of the Investment in Consensus at fair value and the negative book value was recorded as a gain at the date of Separation. The fair value of Consensus common stock is readily available as Consensus is a publicly traded company.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Variable Interest Entities (“VIE”s)
A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates its investments in entities in which it is involved to determine if the entity is a VIE and if so, whether it holds a variable interest and is the primary beneficiary. The Company has determined that it holds a variable interest in its investment as a limited partner in the OCV Fund I, LP (“OCV Fund”, “OCV” or the “Fund”), as well as, another independent corporation. In determining whether the Company is deemed to be the primary beneficiary of the VIE, both of the following characteristics must be present:
a) the Company has the power to direct the activities of the VIE that most significantly impact the VIEs economic performance (the power criterion); and
b) the Company has the obligation to absorb losses of the VIE, or the right to receive benefits of the VIE, that could potentially be significant to the VIE (the economic criterion).
The Company has concluded that, as a limited partner in OCV, although the obligations to absorb losses or the right to benefit from the gains is not insignificant, the Company does not have “power” over OCV because it does not have the ability to direct the significant decisions which impact the economics of OCV. The Company believes that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impact the OCV Fund’s economic performance. As a result, the Company has concluded that it will not consolidate OCV, as it is not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting (see Note 5 - Investments).
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
Concentration of Credit Risk
The Company primarily invests its cash, cash equivalents and marketable securities with major financial institutions primarily within the United States, Canada, United Kingdom, and the European Union. These investments are made in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2022, the Company’s cash and cash equivalents that were maintained in demand deposit accounts in qualifying financial institutions are insured up to the limit determined by the applicable governmental agency.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Foreign Currency
Most of the Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Net translation loss was $32.5 million, $21.3 million and $8.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Realized gains and losses from foreign currency transactions are recognized within ‘Other income (loss), net’ on our Consolidated Statements of Operations. Foreign exchange gains (losses) amounted to $8.2 million, $2.0 million and $(3.1) million for the years ended December 31, 2022, 2021 and 2020, respectively.
Property and Equipment
Property and equipment are stated at cost. Equipment under a finance lease is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Operations. The estimated useful lives of property and equipment range from one to ten years. Fixtures, which are comprised primarily of leasehold improvements and equipment under finance leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal-use software and website development costs which are included in property and equipment and depreciated using a straight-line method over the estimated useful life which is evaluated for each specific project and is typically three years.
Impairment or Disposal of Long-Lived Assets
The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.
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
The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. During the years ended December 31, 2022, 2021 and 2020, the Company did not have any events or circumstances indicating impairment of long-lived assets, other than the recording of an impairment of certain operating lease right-of-use assets and associated property and equipment. The Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a permanent “remote” or “partial remote” work model. The impairment is presented in general and administrative expense on our Consolidated Statements of Operations. Refer to Note 11 - Leases for additional details.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to twenty years and are included in general and administrative expenses on the Consolidated Statements of Operations. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then it performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using a mix of an income approach and a market approach. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. During the years ended December 31, 2022, 2021, and 2020 the Company recorded a goodwill impairment of $27.4 million, $32.6 million and zero, respectively. Refer to Note 9 - Goodwill and Intangible Assets for additional details.
The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2021 and 2020 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific factors. The Company concluded that there were no impairments in 2021 and 2020. The Company did not perform an assessment in 2022, as there were no intangible assets with indefinite lives during 2022.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
The Company measures its contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 7 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration, including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our Consolidated Statements of Cash Flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.
The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior amounts. Changes in the estimated fair value of its contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in general and administrative expenses on our Consolidated Statements of Operations.
Self-Insurance Program
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. The valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
recognizes accrued interest and penalties related to uncertain income tax positions in income tax expense on its Consolidated Statements of Operations.
On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (“CARES”) Act” was enacted into law providing for changes to various tax laws that impact business. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company does not believe these provisions have a significant impact to our current and deferred income tax balances. The Company will benefit from the technical correction to tax depreciation related to qualified improvement property and has elected to defer income tax payments and employer side social security payments where eligible.
On August 16, 2022, the “Inflation Reduction Act” of 2022 (“IRA”) was signed into law. The IRA included many climate and energy provisions and introduced a 15% corporate alternative minimum tax (“CAMT”) for taxpayers whose average annual adjusted financial statement income exceeds a certain threshold. The IRA also enacted a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. The CAMT and excise tax on stock repurchases are effective for tax years beginning after December 31, 2022. The Company does not believe that it will be subject to the CAMT as it is expected to be under the threshold of the average annual adjusted financial statement income.
Share-Based Compensation
The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), which requires compensation cost, measured at the grant date fair value, to be recognized over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate, and award cancellation rate. Certain of these inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, the Company may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the vesting term based upon the historical exercise behavior of its employees.
Earnings Per Common Share (“EPS”)
EPS is calculated pursuant to the two-class method as defined in ASC Topic 260, Earnings per Share (“ASC 260”), which specifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method.
Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders, excluding participating securities, by the weighted-average number of common shares outstanding. The Company’s participating securities consist of its unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents.
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
Research, Development and Engineering
Research, development and engineering costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. Research, development and engineering expenditures were $74.1 million, $78.9 million and $57.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Segment Reporting
ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance.
The Company has two reportable segments: (i) Digital Media and (ii) Cybersecurity and Martech. Refer to Note 18 - Segment Information for additional detail.
Advertising Costs
The Company incurs external advertising costs to promote its brands. These costs primarily consist of expenses related to digital advertising on websites and apps of third parties, creative services, trade shows and similar events, marketing expenses, and marketing intelligence expenses. Advertising costs are expensed as incurred. For the years ended December 31, 2022, 2021 and 2020 external advertising costs were $128.8 million, $143.5 million and $96.0 million, respectively.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU 2020-06. The provisions of this update simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt - Debt with Conversion and Other Options, for convertible instruments. The convertible debt instruments are be accounted for as a single liability at the amortized cost if separation is no longer required unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported noncash interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities. Similarly, the debt discount, which is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. Additionally, ASU 2020-06 requires the use of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which includes the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.
On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The cumulative effect of the changes made on the Consolidated Balance Sheet upon this adoption increased the carrying amount of the 1.75% Convertible Notes (as defined in Note 10 - Debt below) by approximately $85.9 million, increased retained earnings by approximately $23.4 million, reduced deferred tax liabilities by approximately $21.2 million and reduced additional paid-in capital by approximately $88.1 million. The effect of the change on the earnings per share of the Company was an increase of $0.25 on each Basic and Diluted Net income per common share from continuing operations for the year ended December 31, 2022.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022, with early adoption permitted, including in interim periods. The Company early adopted ASU 2021-08 during the second quarter of 2022. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. Therefore, the adoption of ASU 2021-08 was applied retrospectively to January 1, 2022. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements and related disclosures.
Recently issued applicable accounting pronouncements not yet adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides for optional financial reporting alternatives to reduce cost and complexities associated with accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. This update applies only to contracts, hedging relationships, and other transactions that reference London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The accommodations were available for all entities through December 31, 2022, with early adoption permitted. This update was later amended by ASU 2022-06.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the expiration date of ASC Topic 848 from December 31, 2022 to December 31, 2024. We are currently evaluating the effect the adoption of this update will have on our consolidated financial statements and related disclosures.
Reclassifications
Certain prior year reported amounts have been reclassified to conform with the 2022 presentation.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Cybersecurity and Martech
The Company’s Cybersecurity and Martech revenues substantially consist of subscription revenues which include subscription, usage-based fees, a significant portion of which are paid in advance. The Company defers the portions of monthly, quarterly, semi-annual and annual fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.
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

	Year ended December 31,
Digital Media	2022	2021	2020
Advertising	$788,135	$838,075	$627,198
Subscription	244,694	197,354	166,219
Other	46,343	33,871	17,943
Total Digital Media revenues	$1,079,172	$1,069,300	$811,360

Cybersecurity and Martech
Subscription	$312,626	$348,611	$347,697
Total Cybersecurity and Martech revenues	$312,626	$348,611	$347,697

Corporate	$—	$—	$1
Elimination of inter-segment revenues	(801)	(1,189)	(229)
Total Revenues	$1,390,997	$1,416,722	$1,158,829

Timing of revenue recognition
Point in time	$46,770	$42,276	$27,685
Over time	1,344,227	1,374,446	1,131,144
Total	$1,390,997	$1,416,722	$1,158,829
The Company has recorded $174.7 million and $153.0 million of revenue for the years ended December 31, 2022 and 2021, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
As of December 31, 2022 and 2021, the Company acquired $21.5 million and $9.5 million, respectively, of deferred revenue in connection with the Company’s business acquisitions, which are subject to purchase accounting adjustments, as appropriate. Refer to Note 4 - Business Acquisitions for additional details.
Performance Obligations
The Company is often a party to multiple concurrent contracts with the same customer, or a party related to that customer. These situations require judgment to determine if those arrangements should be accounted for as a single contract. Consideration of both the form and the substance of the arrangement is required. The Company’s contracts with customers may include multiple performance obligations, including complex contracts when advertising and licensing services are sold together.
The Company determines the transaction price based on the amount to which the Company expects to be entitled in exchange for services provided. The Company includes any fixed consideration within its contracts as part of the total transaction price. The Company’s contracts occasionally contain some component of variable consideration, which is often immaterial and estimated. The Company does not include in the transaction price taxes assessed by a governmental authority that are (i) both imposed on and concurrent with a specific revenue-producing transaction and (ii) collected by us from the customer. Due to the nature of the services provided, there are no obligations for returns.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Practical expedients
Existence of a Significant Financing Component in a Contract
If at contract inception, the Company expects that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less, the Company does not assess whether a contract has a significant financing component. In addition, the Company has determined that the payment terms that the Company provides to its customers are structured primarily for reasons other than the provision of finance to the Company. The Company typically charges a single upfront amount for services because other payment terms would affect the nature of the risk assumed by the Company to provide service given the costs of the customer acquisition and the highly competitive and commoditized nature of the business we operate which allows customers to easily move from one provider to another. This additional risk may make it uneconomical to provide the service.
Costs to Obtain a Contract
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
Revenues Invoiced
The Company has applied the practical expedient for certain revenues streams to exclude the disclosure of the value of remaining performance obligations for the following types of contracts:
i.Contracts within an original expected term of one year or less,
ii.Contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
Transaction Price Allocation to Future Performance Obligations
As of December 31, 2022, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $21.2 million and is expected to be recognized as follows: 93% by December 31, 2023 and 7% by December 31, 2025. The amount disclosed does not include revenues related to performance obligations that are part of a contract with original expected duration of 12 months or less or portions of the contract that remain subject to cancellations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
4.Business Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.
2022 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2022, paying the purchase price in cash in each transaction: (a) a purchase of 100% equity interests of Lifecycle Marketing Group Limited, acquired on January 21, 2022, a United Kingdom-based portfolio of pregnancy and parenting brands, including Emma’s Diary and Health Professional Academy, reported within our Digital Media segment; (b) a purchase of 100% equity interests of FitNow, Inc., acquired on June 2, 2022, a Massachusetts-based provider of weight loss products and support, reported within our Digital Media segment; and (c) four other immaterial Digital Media acquisitions.
The Consolidated Statement of Operations since the date of each acquisition and balance sheet as of December 31, 2022, reflect the results of operations of all 2022 acquisitions. For the year ended December 31, 2022, these acquisitions contributed $33.0 million to the Company’s revenues. Net income from continuing operations contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $121.7 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.
The following table summarizes the allocation of the preliminary purchase consideration for all 2022 acquisitions as of December 31, 2022 (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$7,433
Prepaid expenses and other current assets	4,915
Property and equipment	369
Operating lease right-of-use assets, noncurrent	545
Trade names	12,839
Customer relationships	20,040
Goodwill	95,737
Other intangibles	18,166
Other long-term assets	11
Accounts payable and accrued expenses	(6,221)
Deferred revenue	(21,474)
Deferred tax liability	(10,140)
Other long-term liabilities	(516)
Total	$121,704

The initial accounting for all of the 2022 acquisitions is incomplete due to timing of available information and is subject to change. The Company has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital, and related tax items.
The fair value of the assets acquired includes accounts receivable of $7.4 million, all of which is expected to be collectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the year ended December 31, 2022 is $95.7 million, of which $1.2 million is expected to be deductible for income tax purposes.
During the year ended December 31, 2022, the purchase price accounting has been finalized for the following 2021 acquisitions: DailyOM, SEOmoz, Solutelia, LLC, Arthur L. Davis Publishing and four other immaterial Digital Media and Cybersecurity and Martech acquired businesses. During the year ended December 31, 2022, the Company recorded adjustments to the initial working capital and to the purchase accounting of certain other prior period acquisitions due to the finalization of prior period acquisitions in the Digital Media business. These measurement period adjustments resulted in a net increase in

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
goodwill of $4.5 million, which included a $3.2 million increase in connection with the unfavorable contract liability for an acquired contract. The unfavorable contract liability is expected to be accreted over 3 years as of December 31, 2022. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting of certain prior period acquisitions due to the finalization of prior period acquisitions in the Cybersecurity and Martech businesses which resulted in a net decrease in goodwill of $0.1 million. Such adjustments had an immaterial impact on the amortization expense within the Consolidated Statements of Operations for the year ended December 31, 2022. Refer to Note 9 - Goodwill and Intangible Assets for additional information.
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
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2022 acquisitions as if each acquisition had occurred on January 1, 2021 (in thousands, except per share amounts):

	Year ended December 31,
	2022	2021
	(unaudited)
Revenues	$1,407,300	$1,461,178
Net income from continuing operations	$64,877	$398,201
Income per common share from continuing operations - Basic	$1.38	$8.67
Income per common share from continuing operations - Diluted	$1.38	$8.31

2021 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2021, paying the purchase price in cash in each transaction: (a) an asset purchase of DailyOM, acquired on April 30, 2021, a California-based provider of health and wellness digital media, content and learning business; (b) a share purchase of SEOmoz, acquired on June 4, 2021, a Seattle-based provider of search engine optimization (“SEO”) solutions; (c) an asset purchase of Solutelia, LLC, acquired on July 15, 2021, a Colorado-based on-demand wireless telecommunications network monitoring and analysis, testing and optimization software business and related wireless telecommunications engineering services business; (d) a stock purchase of Arthur L. Davis Publishing, acquired on September 23, 2021, an Iowa-based digital nursing publication; (e) a stock purchase of Root Wireless, Inc. acquired on December 13, 2021, a Washington-based mobile analytics firm; and (f) four other immaterial Digital Media acquisitions.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table summarizes the allocation of the purchase consideration for all 2021 acquisitions as of December 31, 2021, including individually material acquisitions noted separately (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$9,513
Prepaid expenses and other current assets	1,655
Property and equipment	2,188
Operating lease right-of-use assets, noncurrent	5,888
Trade names	16,349
Customer relationships	21,945
Goodwill	97,032
Other intangibles	38,894
Other long-term assets	62
Deferred tax asset	230
Accounts payable and accrued expenses	(5,863)
Deferred revenue	(9,491)
Operating lease liabilities, current	(7,191)
Other current liabilities	(14)
Deferred tax liability	(9,237)
Other long-term liabilities	(1,511)
Total	$160,449

The fair value of the assets acquired includes accounts receivable of $9.5 million. The gross amount due under contracts is $9.9 million, of which $0.4 million was expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.
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
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2021 acquisitions as if each acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

	Year ended December 31,
	2021	2020
	(unaudited)
Revenues	$1,482,323	$1,267,280
Net income from continuing operations	$416,348	$33,351
Income per common share from continuing operations - Basic	$9.06	$0.72
Income per common share from continuing operations - Diluted	$8.69	$0.71

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
The fair value of the assets acquired includes accounts receivable of $3.3 million. The gross amount due under contracts is $3.6 million, of which $0.3 million was expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with this acquisition during the year ended December 31, 2021 is $41.3 million of which zero is expected to be deductible for income tax purposes.
During the year ended December 31, 2021, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $1.4 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Cybersecurity and Martech businesses which resulted in a net increase in goodwill of $0.5 million. Such adjustments had an immaterial impact on the amortization expense within the Consolidated Statements of Operations for the year ended December 31, 2021. Refer to Note 9 - Goodwill and Intangible Assets for additional information.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and SEOmoz as if the acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

	Year ended December 31,
	2021	2020
	(unaudited)
Revenues	$1,438,099	$1,207,910
Net income from continuing operations	$406,281	$29,382
Income per common share from continuing operations - Basic	$8.84	$0.63
Income per common share from continuing operations - Diluted	$8.48	$0.62

2020 Acquisitions
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the year ended December 31, 2020, the Company recorded adjustments to prior period acquisitions due to changes in the initial working capital and related purchase accounting within the Cybersecurity and Martech businesses, which resulted in a net decrease in goodwill of $2.1 million. In addition, the Company recorded adjustments to prior period acquisitions due to changes in the initial working capital and related purchase accounting within the Digital Media business, which resulted in a net increase in goodwill of $9.7 million. Such adjustments had an immaterial impact to amortization expense within the Consolidated Statements of Operations for the year ended December 31, 2020.
The fair value of the assets acquired includes accounts receivable of $46.1 million. The gross amount due under contracts is $53.0 million, of which $6.9 million was expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.
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
Unaudited Pro Forma Financial Information for All 2020 Acquisitions
The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired businesses been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2020 and do not take into consideration the exiting of any acquired lines of business. The Company acquired a line of business through the RetailMeNot, Inc. acquisition which was in the process of being exited prior to the acquisition. This line of business accounts for $0.1 million of revenue in 2020, respectively, which is included in the pro forma results below. In addition, during 2020, the Company sold certain Voice assets in Australia and New Zealand. This divestiture represented $8.4 million of revenue during the 2020 fiscal year. This unaudited pro forma supplemental information includes incremental intangible asset amortization, income tax expense, and interest income as a result of the acquisitions, net of the related tax effects.
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2020 acquisitions as if each acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

Year ended
December 31, 2020
(unaudited)
Revenues	$1,339,927
Net income from continuing operations	$21,450
Income per common share from continuing operations - Basic	$0.46
Income per common share from continuing operations - Diluted	$0.45

RetailMeNot, Inc. Acquisition
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
The fair value of the assets acquired included accounts receivable of $40.5 million. The gross amount due under contracts was $47.2 million, of which $6.7 million was expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with this acquisition during the year ended December 31, 2020 was $169.6 million, of which $36.6 million was expected to be deductible for income tax purposes.
Unaudited Pro Forma Financial Information for RetailMeNot, Inc. Acquisition
The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired business been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from this business acquisition had it occurred on January 1, 2020 and do not take into consideration the exiting of any acquired lines of business. The Company acquired a line of business, through the RetailMeNot, Inc. acquisition which was in the process of being exited prior to the acquisition.
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and RetailMeNot, Inc. as if the acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

Year ended
December 31, 2020
(unaudited)
Revenues	$1,308,731
Net income from continuing operations	$23,395
Income per common share from continuing operations - Basic	$0.50
Income per common share from continuing operations - Diluted	$0.49

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of December 31, 2022, future payments associated with long-term contractual obligations for holdback payments in connection with all business acquisitions are as follows (in thousands):

2023	$19,208
2024	7,359
$26,567
5.Investments
Investments consist of equity and debt securities.
Investment in equity securities
Investment in Consensus
As of December 31, 2022, the investment in equity securities consists of publicly traded common stock of Consensus. During the year ended December 31, 2022, the Company completed the non-cash tax-free debt-for-equity exchanges of 2,800,000 shares of its Investment in Consensus for the extinguishment of $112.3 million of principal of the Company’s Term Loan Facilities, and related interest.
During the year ended December 31, 2022, the Company also sold 73,919 shares of common stock of Consensus in the open market.
Gains (losses) on equity securities recognized in ‘Unrealized gain (loss) on short-term investments held at the reporting date’ consisted of the following (in thousands):

	Year ended December 31,
	2022	2021
Net (losses) gains during the period	$(53,888)	$298,490
Less: losses on securities sold during the period	(46,743)	—
Unrealized (losses) gains recognized during the period on short-term investments held at the reporting date	$(7,145)	$298,490
As of the December 31, 2022 and 2021, the Company held approximately 1.1 million and 4.0 million shares, respectively, of the common stock of Consensus. As of December 31, 2022 and 2021, the Investment in Consensus was $58.4 million and $229.2 million, respectively, and was recorded as a short-term investment on the Consolidated Balance Sheets.
Other investment
Prior to December 31, 2021, the Company owned certain equity securities without a readily determinable fair value, which it received as part of the consideration for the sale of the subsidiary in 2017. These securities were privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The Company elected to measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company made a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that were known and could be reasonably known. Any changes in the carrying value of the equity securities were reported in current earnings as Gain (loss) on investment, net.
As part of the consideration for the sale of the subsidiary in 2017, the Company received shares of redeemable preferred stock that were classified as corporate debt securities and were accounted for as available-for-sale-securities. During the year ended December 31, 2020, in a non-cash transaction of $18.3 million, the Company exchanged these shares of redeemable preferred stock that were previously accounted for as available-for-sale corporate debt securities for a new series of preferred stock, classified as equity securities without a readily determinable fair value. The Company recognized a loss on exchange of $4.4 million in 2020, which is reflected in ‘Loss on investments, net’ in the Consolidated Statements of Operations.
During the year ended December 31, 2020, the Company recorded a $19.6 million impairment loss related to a decline in value associated with certain preferred stock primarily due to the recapitalization of the investee and overall market volatility. The Company was not expected to recover the recorded cost of these securities and reduced such amount to what the Company received as a result of the recapitalization. During the year ended December 31, 2021, the Company recorded a $16.7 million impairment loss on investments related to a decline in value due to a sales transaction of an investee. The Company subsequently sold its remaining investments in these securities with proceeds of $14.3 million and a realized loss of

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
approximately $0.3 million. As of December 31, 2021 and 2020, cumulative impairment losses on these securities were $40.5 million and $23.8 million, respectively.
The following table summarizes the historical cost and estimated fair values for the Company’s securities without a readily determinable fair value as of December 31, 2021 and 2020 (in thousands). Impairment losses are included within Loss on investments, net in the Consolidated Statements of Operations.

	As of December 31,
	2021	2020
Cost	$17,156	$50,384
Impairment	(16,677)	(19,605)
Adjustments	(479)	(479)
Reported amount	$—	$30,300
Investment in corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million.
This investment is included in ‘Long-term investments, net’ in our Consolidated Balance Sheets and is classified as available-for-sale. This investment is initially measured at its transaction price and subsequently remeasured at fair value, with unrealized gains and losses reported as a component of other comprehensive income.
The table below summarizes the carrying value and the maximum exposure of Company’s investment in corporate debt securities as of December 31, 2022 (in thousands):

	December 31, 2022
	Fair value	Maximum exposure
Investment in corporate debt securities	$15,586	$15,586
The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Investment in corporate debt securities	$15,000	$586	$—	$15,586

December 31, 2021
Investment in corporate debt securities	$—	$—	$—	$—

December 31, 2020
Investment in corporate debt securities	$511	$152	$—	$663
The following table summarizes the Company’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	December 31,
	2022	2021
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	15,586	—
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$15,586	$—

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
There were no investments in an unrealized loss position as of December 31, 2022 or December 31, 2021.
As of December 31, 2022, 2021 and 2020, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
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
The manager, OCV Management, LLC, and general partner of the Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board of Directors (the “Board”) of the Company, is indirectly the majority equity holder. Mr. Ressler’s tenure with the Board ended as of May 10, 2022. As a limited partner in the Fund, prior to the settlement of certain litigation generally related to the Company’s investment in the Fund in January 2022, the Company paid an annual management fee to the manager equal to 2.0% of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner would be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. At the time of the settlement of the litigation (see Note 12 - Commitments and Contingencies), the Company had invested approximately $128.8 million in the Fund. In connection with the settlement of the litigation, among other terms, no further capital calls will be made in connection with the Company’s investment in the Fund, nor will any management fees be paid by the Company to the manager.
During the year ended December 31, 2022, the Company received no capital call notices from the manager of the Fund. During the year ended 2021, the Company received capital call notices from the management of OCV Management, LLC for $22.2 million, inclusive of certain management fees, of which $22.2 million has been paid for the year ended December 31, 2021. During 2020, the Company received capital call notices from the management of OCV Management, LLC for $32.9 million, inclusive of certain management fees, of which $31.9 million has been paid for the year ended December 31, 2020. During the years ended December 31, 2022, 2021 and 2020, the Company received a distribution from OCV of zero, $15.3 million and zero, respectively.
The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
During the years ended December 31, 2022, 2021, and 2020, the Company recognized (Loss) income from equity method investment, net of $(7.7) million, $35.8 million, and $(11.3) million, net of tax expense (benefit), respectively. The gains and losses in 2022 and 2021 were primarily the result of gains and losses in the underlying investments. The fiscal 2020 loss was primarily a result of the impairment of two of the Fund’s investments as a result of COVID-19 in the amount of $7.0 million net of tax benefit. In addition, the Company recognized an investment loss in fiscal 2020 in the amount of $4.3 million, net of tax benefit. During the years ended December 31, 2022, 2021, and 2020, the Company recognized management fees of $1.5 million, $3.0 million, and $3.0 million, net of tax benefit, respectively.
The following table discloses the carrying amount for the Company’s equity method investment (in thousands). These equity securities are included within ‘Long-term investments’ in the Consolidated Balance Sheets.

	December 31, 2022		December 31, 2021
	Carrying value	Maximum exposure	Carrying value	Maximum exposure
Equity method investment	$112,285	$112,285	$122,593	$122,593
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
6.Discontinued Operations and Dispositions
Consensus Spin-Off
As further described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, on October 7, 2021, the Separation of the cloud fax business was completed. No gain or loss was recorded on the Separation in the Consolidated Statements of Operations.
On October 7, 2021, Consensus paid Ziff Davis approximately $259.1 million of cash in a distribution that is anticipated to be tax-free provided certain requirements are met, and issued $500.0 million of senior notes due 2028 to Ziff Davis, which Ziff Davis then exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for extinguishment of indebtedness outstanding under the Bridge Loan Facility. Refer to Note 10 - Debt for additional details. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A. The Company incurred a net loss on extinguishment of debt principal outstanding on the Bridge Loan Facility of approximately $8.8 million, which is recorded within ‘Gain (loss) on debt extinguishment, net’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statements of Operations for the year ended December 31, 2021 (see note 10 - Debt). The divestiture of the cloud fax business was determined to qualify for US Federal tax-free treatment under certain sections of the Internal Revenue Code.
The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed as the Separation constituted a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, the consolidated financial statements reflect the results of the cloud fax business as a discontinued operation for the years ended December 31, 2021 and 2020. The Consolidated Balance Sheets and Consolidated Statements of Operations report discontinued operations separate from continuing operations. The Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, including Note 19 - Supplemental Cash Flow Information, and Consolidated Statements of Stockholders’ Equity combine continuing and discontinued operations.
The key components of cash flows from discontinued operations were as follows (in thousands):

	Year ended December 31,
	2021	2020
Capital expenditures	$15,252	$16,237
Depreciation and amortization	$9,010	$22,759
Loss on debt extinguishment	$8,750	$37,969
Amortization of financing costs and discounts	$—	$1,171
Foreign currency remeasurement gain	$—	$31,537
Deferred taxes	$8,015	$5,534
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
In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, which are further discussed in Note 21 - Related Party Transactions. Further, certain of the Company’s management and members of its board of directors resigned from the Company as of the Distribution Date and joined Consensus.
The Company made an accounting policy election not to allocate interest to discontinued operations. Interest expense included in discontinued operations relates to the 6.0% Senior Notes (as defined in Note 10 - Debt) issued by J2 Cloud Services, LLC and the Bridge Loan Facility (as defined in Note 10 - Debt), which was required to be repaid as part of the Separation.
During the year ended December 31, 2022, the Company recorded $1.7 million in income tax expense within ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statement of Operations related to the finalization of state tax returns related to the Separation.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The key components of income from discontinued operations were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Revenues	$—	$270,248	$330,764
Cost of revenues	—	(44,306)	(53,379)
Sales and marketing	—	(40,980)	(47,116)
Research, development and engineering	—	(5,814)	(7,146)
General and administrative	—	(39,279)	(26,852)
Interest expense and other	—	(13,856)	(44,220)
Income before income taxes	—	126,013	152,051
Income tax expense	(1,709)	(30,694)	(30,043)
(Loss) income from discontinued operations, net of income taxes	$(1,709)	$95,319	$122,008
B2B Back-up and Voice Asset Sales
The Company completed the following dispositions that did not meet the criteria for discontinued operations.
During the year ended December 31, 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. Such assets were recorded within the Cybersecurity and Martech reportable segment. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. The total gain recognized on the sale of these Voice assets was $2.8 million, which is presented in ‘(Loss) gain on sale of businesses’ on the Consolidated Statement of Operations in the year ended December 31, 2021.
During the year ended December 31, 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. The B2B Backup business met the held for sale criteria, and accordingly, the assets and liabilities were presented as held for sale on the Consolidated Statement Balance Sheets at March 31, 2021 and June 30, 2021. The business was recorded within the Cybersecurity and Martech reportable segment. During the second quarter of 2021, the Company received an offer to purchase the B2B Backup business and management determined that the fair value of the business less cost to sell was lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million during the year ended December 31, 2021, which is presented in ‘Goodwill impairment on business” on the Consolidated Statement of Operations. Refer to Note 9 - Goodwill and Intangible Assets. On September 17, 2021, in a cash transaction, the Company sold the B2B Backup business. The total loss recognized on the sale of the B2B Backup business was $24.6 million, which is presented in ‘(Loss) gain on sale of businesses’ on the Consolidated Statement of Operations in the year ended December 31, 2021.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
The Investment in Consensus are equity securities for which the Company elected the fair value option, and the fair value of the Investment in Consensus and subsequent fair value changes are included in our assets of and results from continuing operations, respectively. At December 31, 2022 and 2021, our investment in Consensus common stock was remeasured at fair value based on Consensus’ closing stock price, with unrealized (losses) gains of $(7.1) million and $298.5 million, respectively, recorded in the Consolidated Statement of Operations and a balance of $58.4 million and $229.2 million, respectively, in the Consolidated Balance Sheet. The fair value of the investment in Consensus is determined using the quoted market prices, which is a Level 1 input.
The fair value of our 4.625% Senior Notes and our 1.75% Convertible Notes (as defined in Note 10 - Debt) was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 1 inputs.
Certain of the Company’s debt securities are classified within Level 2. The Company values these Level 2 investments based on model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company has investment in a corporate debt security that is measured at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are reported in other comprehensive income until realized. These corporate debt securities do not have a readily determinable fair value because acquired securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The investment in corporate debt securities is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt securities is determined primarily based on significant estimates and assumptions, including Level 3 inputs. As of December 31, 2022, the fair value was determined based upon various probability-weighted scenarios and included assumptions of a 13% discount rate and conversion in a range of 0.8 years - 1.3 years.
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
As of December 31, 2022, the contingent consideration was determined using a 100% probability of payout, without any other estimates applied. The following table presents the fair values, valuation techniques, unobservable inputs, and ranges of the Company’s financial liabilities categorized within Level 3. The weighted averages below are a product of the unobservable input and fair value of the contingent consideration arrangement as of December 31, 2021.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$312,010	$—	$—	$312,010	$312,010
Investment in corporate debt securities	—	—	15,586	15,586	15,586
Investment in Consensus	58,421	—	—	58,421	58,421
Total assets measured at fair value	$370,431	$—	$15,586	$386,017	$386,017

Liabilities:
Contingent consideration	$—	$—	$555	$555	$555
Debt	939,319	—	—	939,319	999,053
Total liabilities measured at fair value	$939,319	$—	$555	$939,874	$999,608

December 31, 2021	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$144,255	$—	$—	$144,255	$144,255
Investment in Consensus	229,200	—	—	229,200	229,200
Total assets measured at fair value	$373,455	$—	$—	$373,455	$373,455

Liabilities:
Contingent consideration	$—	$—	$5,775	$5,775	$5,775
Debt	1,345,311	—	—	1,345,311	1,090,627
Total liabilities measured at fair value	$1,345,311	$—	$5,775	$1,351,086	$1,096,402

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the year ended December 31, 2022 and 2021, there were no transfers that occurred between levels.
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2022	$—
Investment in corporate debt securities	15,586	Not applicable
Balance as of December 31, 2022	$15,586

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Operations
Balance as of January 1, 2021	$5,022
Contingent consideration	4,713
Total fair value adjustments reported in earnings	(1,910)	General and administrative
Contingent consideration payments	(2,050)	Not applicable
Balance as of December 31, 2021	$5,775
Contingent consideration	555
Total fair value adjustments reported in earnings	(2,575)	General and administrative
Contingent consideration payments	(3,200)	Not applicable
Balance as of December 31, 2022	$555
In connection with the Company’s other acquisition activity, contingent consideration of up to $0.6 million may be payable upon achieving certain future earnings before interest, taxes, depreciation and amortization (EBITDA), revenue, and/or unique visitor thresholds and had a combined fair value of $0.6 million and $5.8 million at December 31, 2022 and 2021, respectively. Due to the achievement of certain thresholds, $3.2 million and $2.1 million was paid during the years ended December 31, 2022 and 2021, respectively.
The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets and property, plant and equipment, are adjusted to fair value only when an impairment is recognized. See Note 9 - Goodwill and Intangible Assets for further information. Such fair value measurements are based predominately on Level 3 inputs. See Note 9 - Goodwill and Intangible Assets for further information.
8.Property and Equipment
Property and equipment, stated at cost, consists of the following (in thousands):

	December 31,
	2022	2021
Computer hardware, software and related equipment	$424,275	$343,101
Furniture and equipment	881	934
Leasehold improvements	8,614	8,287
	433,770	352,322
Less: Accumulated depreciation and amortization	(255,586)	(191,113)
Total property and equipment, net	$178,184	$161,209
Depreciation and amortization expense was $76.7 million, $63.6 million and $60.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Total disposals of long-lived assets was $0.2 million, $11.0 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
9.Goodwill and Intangible Assets
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
The changes in carrying amounts of goodwill for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2021	$942,934	$582,066	$1,525,000
Goodwill acquired (Note 4)	55,704	41,328	97,032
Goodwill removed due to sale of businesses (1)	—	(50,277)	(50,277)
Goodwill impairment	—	(32,629)	(32,629)
Purchase accounting adjustments (2)	(1,437)	505	(932)
Foreign exchange translation	(542)	(6,197)	(6,739)
Balance as of December 31, 2021	$996,659	$534,796	$1,531,455
Goodwill acquired (Note 4)	95,737	—	95,737
Goodwill impairment	(27,369)	—	(27,369)
Purchase accounting adjustments (2)	4,475	(137)	4,338
Foreign exchange translation	(3,513)	(9,174)	(12,687)
Balance as of December 31, 2022	$1,065,989	$525,485	$1,591,474

(1)On February 9, 2021, in a cash transaction, the Company sold certain of its Voice assets in the United Kingdom which resulted in $1.3 million of goodwill being removed in connection with this sale and on September 17, 2021, the Company sold certain of its B2B Backup assets which resulted in $49.0 million of goodwill being removed in connection with the sale (see Note 6 - Discontinued Operations and Dispositions).
(2)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).
During the year ended December 31, 2022, the Company reassessed the fair value of a reporting unit within the Digital Media reportable segment as a result of a forecasted reduction in revenue and operating income in that reporting unit, as well as an increase in interest rates and market volatility that would affect the Company’s assumptions on its discount rate. Based on the quantitative fair value test, the carrying value of the reporting unit exceeded its fair value, and the Company recorded an impairment of approximately $27.4 million during the year ended December 31, 2022. The fair value of the reporting unit was determined using an equal weighting of an income approach that was based on the discounted estimated future cash flows of the reporting unit and a market approach that uses the guideline public company approach. We believe the combination of these approaches provides a reasonable valuation approach because it incorporates the expected cash generation of the reporting unit in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Determining fair value using a discounted estimated future cash flow analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the discounted cash flow analyses were based on the most recent forecast for the reporting unit. For years beyond the forecast period, the estimates were based, in part, on forecasted growth rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. Determining fair value using a market approach considers multiples of financial metrics based on trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the reporting unit. Following the impairment, this reporting unit had goodwill of approximately $86.9 million and the carrying value approximated its fair value.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
During the year ended December 31, 2022, the Company realigned two reporting units within the Digital Media reportable segment. The Company re-allocated goodwill between the two identified reporting units based upon the relative fair value of the respective reporting units. Immediately before and immediately following this change in reporting units, the Company performed a quantitative fair value assessment using the income approach and market approach noted above, and each of these reporting units exceeded their respective carrying values and, therefore, there was no impairment to goodwill.
During the year ended December 31, 2021, the Company recorded an impairment of approximately $32.6 million related to the Company’s B2B Backup business (included in the Cybersecurity and Martech reportable segment). In 2021, the Company received an offer to purchase the B2B Backup business and management determined that the fair value of that business less cost to sell was lower than its carrying amount. The fair value of the business was determined based upon the offer price. The fair value of the remaining reporting unit was determined using an equal weighting of an income approach and a market approach, and was in excess of the remaining carrying value of the reporting unit.
Goodwill as of December 31, 2022 and 2021 reflects accumulated impairment losses of $27.4 million and $32.6 million, respectively, in the Digital Media reportable segment and the Cybersecurity and Martech reportable segment, respectively.
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
As of December 31, 2022, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.0 years	$261,614	$125,422	$136,192
Customer relationships (1)	7.9 years	687,798	479,741	208,057
Other purchased intangibles	8.3 years	481,973	363,407	118,566
Total		$1,431,385	$968,570	$462,815

(1)The Company amortizes customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
During the year ended December 31, 2022, the Company completed acquisitions (see Note 4 - Business Acquisitions) which were individually immaterial. The identified intangible assets were recognized as part of all 2022 acquisitions and their respective estimated weighted average amortizations were as follows as of December 31, 2022 (in thousands):

	Weighted-Average Amortization Period	Carrying Value
Trade names	9.6 years	$12,423
Customer relationships	7.3 years	18,714
Other purchased intangibles	2.4 years	17,567
Total		$48,704
As of December 31, 2021, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	9.7 years	$250,418	$102,657	$147,761
Customer relationships (1)	8.1 years	673,847	398,396	275,451
Other purchased intangibles	9.3 years	467,028	317,515	149,513
Total		$1,391,293	$818,568	$572,725

(1)The Company amortizes customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.
Expected amortization expenses for intangible assets subject to amortization at December 31, 2022 are as follows (in thousands):

Fiscal Year:
2023	$139,975
2024	99,158
2025	76,614
2026	68,813
2027	29,467
Thereafter	48,788
Total expected amortization expense	$462,815
Amortization expense, included in General and administrative expense on our Consolidated Statements of Operations, approximated $156.7 million, $185.7 million, and $156.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
10.    Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2022	2021
4.625% Senior Notes	$460,038	$641,276
Convertible Notes:
1.75% Convertible Notes	550,000	550,000
Total Notes	1,010,038	1,191,276
Less: Unamortized discount	(2,764)	(91,593)
Deferred issuance costs	(8,221)	(9,056)
Total debt	999,053	1,090,627
Less: current portion	—	(54,609)
Total long-term debt, less current portion	$999,053	$1,036,018
At December 31, 2022, future principal and interest payments for debt are as follows (in thousands):

	Principal	Interest
2023	$—	$30,902
2024	—	30,902
2025	—	30,902
2026	550,000	30,902
2027	—	21,276
Thereafter	460,038	63,830
	$1,010,038	$208,714
Interest expense was $37.1 million, $79.6 million and $58.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
6.0% Senior Notes
On June 27, 2017, J2 Cloud Services, LLC (“J2 Cloud”) and J2 Cloud Co-Obligor, Inc. (the “Co-Issuer” and together with J2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650.0 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. J2 Cloud received proceeds of $636.5 million, after deducting the initial purchasers’ discounts, commissions, and offering expenses. The 6.0% Senior Notes bore interest at a rate of 6.0% per annum, payable semi-annually in arrears on January 15 and July 15 of each year.
On October 7, 2020, J2 Cloud redeemed all of its outstanding $650.0 million 6.0% Senior Notes due in 2025 for $694.6 million, including an early redemption premium of $29.2 million and accrued and unpaid interest of $15.4 million. The Company recorded a loss on extinguishment of $38.0 million which is recorded in ‘Interest expense and other’ within (Loss) income from discontinued operations, net of income taxes on our Consolidated Statements of Operations. Refer to Note 6 - Discontinued Operations and Dispositions for additional details.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
The Company may redeem some or all of the 4.625% Senior Notes at any time on or after October 15, 2025 at specified redemption prices plus accrued and unpaid interest, if any, up to, but excluding the redemption date. Before October 15, 2023, and following certain equity offerings, the Company also may redeem up to 40% of the 4.625% Senior Notes at a price equal to 104.625% of the principal amount, plus accrued and unpaid interest, if any, up to, but excluding the redemption date. The Company may make such redemption only if, after such redemption, at least 50% of the aggregate principal amount of the 4.625% Senior Notes remains outstanding. In addition, at any time prior to October 15, 2025, the Company may redeem some or all of the 4.625% Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an applicable “make-whole” premium. The discount and deferred issuance costs are being amortized, at an effective interest rate of 4.7%, to interest expense through the maturity date.
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of December 31, 2022.
On October 8, 2021, Ziff Davis announced that it had accepted tender offers to purchase $83.3 million in aggregate principal of its 4.625% Senior Notes for an aggregate purchase price of $90.0 million. The tender offer expired on October 22, 2021. As such, the Company recognized a loss of approximately $7.4 million associated with the tender of the 4.625% Senior Notes during the year ended December 31, 2021, which is presented in ‘Gain (loss) on debt extinguishment, net’ on the Consolidated Statements of Operations.
Repurchases of 4.625% Senior Notes on the open market (excluding those from a tender offer) were as follows (in thousands):

	Year ended December 31,
	2022	2021
Principal repurchased	$181,238	$25,391
Aggregate purchase price	$167,661	$26,035
(Gain) loss on repurchase (1)	$(12,060)	$644

(1)Presented within ‘Gain (loss) on debt extinguishment, net’ on the Consolidated Statements of Operations.
As of December 31, 2022 and 2021, the estimated fair value of the 4.625% Senior Notes was approximately $390.9 million and $659.9 million, respectively, and was based on recent quoted market prices or dealer quotes for the 4.625% Senior Notes which are Level 1 inputs. Refer to Note 7 - Fair Value Measurements for additional details.
The following table provides additional information on the 4.625% Senior Notes (in thousands):

	December 31,
	2022	2021
Principal amount of 4.625% Senior Notes	$460,038	$641,276
Less: Unamortized discount	(2,764)	(4,259)
Less: Debt issuance costs	(874)	(1,339)
Net carrying amount of 4.625% Senior Notes	$456,400	$635,678

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table provides the components of interest expense related to 4.625% Senior Notes (in thousands):

	Year ended December 31,
	2022	2021	2020
Coupon interest expense	$24,500	$33,899	$8,094
Non-cash amortization of discount on 4.625% Senior Notes	333	529	103
Amortization of debt issuance costs	109	66	29
Total interest expense related to 4.625% Senior Notes	$24,942	$34,494	$8,226

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
In connection with the Separation, the Company redeemed in full all of its outstanding 3.25% Convertible Notes. During the year ended December 31, 2021, the Company satisfied its conversion obligation by paying the principal of $402.4 million in cash and issued 3,050,850 shares of the Company’s common stock. Refer to Note 14 - Stockholders’ Equity for additional details. The redemption of the liability component of the 3.25% Convertible Notes, resulted in a gain of approximately $2.8 million during the year ended December 31, 2021 within ‘Gain (loss) on debt extinguishment, net’ on our Consolidated Statement of Operations. The reacquisition of the equity component of the 3.25% Convertible Notes resulted in a reduction of stockholders’ equity of approximately $390.5 million, net of tax.
The following table provides the components of interest expense related to the 3.25% Convertible Notes (in thousands):

	Year ended December 31,
	2021	2020
Coupon interest expense	$5,994	$13,080
Non-cash amortization of discount on 3.25% Convertible Notes	4,645	9,717
Amortization of debt issuance costs	855	1,749
Total interest expense related to 3.25% Convertible Notes	$11,494	$24,546
No changes in fair value associated with the contingent interest feature of the 3.25% Convertible Notes in interest expense were recorded for the years ended December 31, 2021 and 2020, respectively. Refer to Note 7 - Fair Value Measurements for additional details.
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
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of December 31, 2022 and December 31, 2021, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on the Consolidated Balance Sheets.
Prior to the Separation, the conversion rate on the 1.75% Convertible Notes was 7.9864 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents a conversion price of approximately $125.21 per share of the Company’s common stock. The Separation constituted an event under the 1.75% Convertible Notes that required an adjustment and the conversion rate increased to 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 5,158,071 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.
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
Accounting for the 1.75% Convertible Notes
On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. As a result of this adoption, the Company de-recognized the remaining unamortized debt discount of $87.3 million on the 1.75% Convertible Notes and, therefore, no longer recognizes any amortization of debt discounts as interest expense. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for additional details.
In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are being amortized, at an effective interest rate of 5.5%, to interest expense through the maturity date. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. Upon adoption of ASU 2020-06, the Company reclassified the $2.8 million from additional paid-in-capital to long-term liability and recorded a cumulative adjustment to retained earnings for amortization from the issuance date through January 1, 2022 and will record amortization expense for these debt issuance costs through the maturity date.
The 1.75% Convertible Notes are carried at face value less any unamortized debt discount (prior to adoption of ASU 2020-06) and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2022 and December 31, 2021, the estimated fair value of the 1.75% Convertible Notes was approximately $548.4 million and $685.4 million, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table provides additional information related to the 1.75% Convertible Notes (in thousands):

	December 31,
	2022	2021
Additional paid-in capital	$—	$88,137

Principal amount of 1.75% Convertible Notes	$550,000	$550,000
Less: Unamortized discount of the liability component	—	(87,334)
Less: Carrying amount of debt issuance costs	(7,347)	(7,717)
Net carrying amount of 1.75% Convertible Notes	$542,653	$454,949

The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Year Ended December 31,
	2022 (1)	2021	2020
Coupon interest expense	$9,776	$9,625	$9,653
Non-cash amortization of discount on 1.75% Convertible Notes	—	15,338	14,563
Amortization of debt issuance costs	1,858	1,173	1,098
Total interest expense related to 1.75% Convertible Notes	$11,634	$26,136	$25,314

(1)On January 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective method. At the time of adoption, the Company de-recognized the remaining unamortized debt discount. No amortization of debt discount was recorded during the year ended December 31, 2022.
Credit Agreement
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
At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. The Credit Agreement is secured by an associated collateral agreement that provides for a lien on the majority of the Company’s assets and the assets of the guarantors, in each case, subject to customary exceptions. As of December 31, 2022, there were no amounts outstanding under the Credit Agreement.
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold any investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of December 31, 2022.
On June 2, 2021, June 21, 2021, August 20, 2021 and September 16, 2021, the Company entered into First, Second, Third and Fourth Amendments (together the “Amendments”) to the Credit Agreement. The Amendments (i) provided for the

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $485.0 million (the “Bridge Loan Facility”), (ii) permitted the spin-off of the Company’s cloud fax business into a new publicly traded company, and (iii) provided for certain other changes to the Credit Agreement.
The Bridge Loan Facility bore interest at a rate per annum equal to (i) initially upon funding of the loan, either a base rate plus 2.00%, or a LIBOR rate plus 3.00%, (ii) from six months after the funding date of the Bridge Loan Facility until twelve months after the funding date of the Bridge Loan Facility, either a base rate plus 2.50%, or a LIBOR rate plus 3.50%, and (iii) from twelve months after the funding date of the Bridge Loan Facility until repayment of the Bridge Loan Facility, either a base rate plus 3.00% or a LIBOR rate plus 4.00%. The Bridge Loan Facility was to mature on the date that is 364 days after the funding date of the Bridge Loan Facility, with two automatic extensions, each for an additional three months, if SEC approval of the spin-off transaction was still outstanding. The Company was required to pay a funding fee of 0.50% of the aggregate principal amount of Bridge Loan Facility made on the funding date thereof, as well as a duration fee of 0.25% of the aggregate principal amount of outstanding Bridge Loans on the sixth month anniversary of the funding of the Bridge Loans, and a fee of 0.50% of the aggregate principal amount of outstanding Bridge Loans on each of the nine-month, twelve-month and fifteen-month anniversaries of the funding of the Bridge Loans. The Company incurred approximately $6.3 million ($5.2 million in the third quarter of 2021 and $1.1 million in the fourth quarter of 2021) in costs and interest associated with the Bridge Loan Facility recorded within ‘Interest and other expense’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statements of Operations for the year ended December 31, 2021.
In connection with the spin-off of Consensus, the Company drew the full amount of the Bridge Loan Facility and used the proceeds of the Bridge Loan Facility to redeem the 3.25% Convertible Notes and a portion of the 4.625% Senior Notes. On October 7, 2021, Consensus issued $500.0 million of senior notes due 2028 to Ziff Davis, which Ziff Davis then exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for the extinguishment of the indebtedness outstanding under the Bridge Loan Facility. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A. The Company incurred a net loss on extinguishment of approximately $8.8 million recorded within ‘Gain (loss) on debt extinguishment, net’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statements of Operations for the year ended December 31, 2021.
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
As of December 31, 2022, the Company recorded a loss on extinguishment of debt of approximately $0.6 million, related to the debt-for-equity exchanges, which is presented within ‘Gain (loss) on debt extinguishment, net’ on our Consolidated Statements of Operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
11.Leases
The Company leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2031. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.
During the year ended December 31, 2022, the Company recorded impairments of $1.0 million on its operating lease right-of-use assets primarily related to exiting certain lease spaces within Digital Media and Cybersecurity and Martech. During the year ended December 31, 2021, the Company recorded impairments of $12.7 million on its operating lease right of use assets within Digital Media and Cybersecurity and Martech primarily related to exiting certain lease space as the Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a permanent “remote” or “partial remote” work model. During the year ended December 31, 2020, the Company had also decided to exit and seek subleases for certain leased facilities in the Digital Media reportable segment primarily also due to work from home models. The Company recorded a non-cash impairment charge of $12.1 million related to operating lease right-of-use assets for the affected facilities and an impairment charge of $3.6 million for associated property and equipment. The impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate which represent Level 3 unobservable inputs. The impairments are presented in ‘General and administrative’ expenses on the Consolidated Statements of Operations.
In certain agreements in which the Company leases office space where the Company is the tenant, it subleases the site to various other companies through a sublease agreement.
Operating right-of-use assets are included in ‘Other assets’ on the Consolidated Balance Sheets. Operating lease liabilities are included in ‘Other current liabilities’ and ‘Other noncurrent liabilities’, respectively, on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2022	2021
Operating lease right-of-use assets	$40,640	$55,617

Operating lease liabilities, current	$22,153	$27,156
Operating lease liabilities, noncurrent	33,996	53,708
Total operating lease liabilities	$56,149	$80,864
The components of lease expense are as follows (in thousands):

	Year ended December 31,
	2022	2021
Operating lease cost	$17,656	$31,396
Short-term lease cost (1)	1,127	2,754
Total lease cost	$18,783	$34,150

(1)The Company made an election to account for a short-term lease payments on a straight-line basis over the term of the lease.

Other supplemental operating lease information consists of the following:

	December 31,
	2022	2021
Operating leases:
Weighted average remaining lease term	3.3 years	3.9 years
Weighted average discount rate	3.08%	3.48%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of December 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

2023	$23,000
2024	17,453
2025	8,527
2026	5,470
2027	2,443
Thereafter	2,445
Total lease payments	$59,338
Less: Imputed interest	3,189
Present value of operating lease liabilities	$56,149
Sublease
Total sublease income for the years ended December 31, 2022, 2021 and 2020 was $6.8 million $2.0 million, and $2.6 million, respectively. Total estimated aggregate sublease income to be received in the future is $11.9 million.
In 2020, the Company recorded $2.1 million associated with its sublease tenants in default as a result of the economic effects of COVID-19. The impairment is presented in general and administrative expenses on the Consolidated Statement of Operations.
Finance leases are not material to the Company’s consolidated financial statements.
Significant Judgments
Discount Rate
The majority of the Company’s leases are discounted using the Company’s incremental borrowing rate as the rate implicit in the lease is not readily determinable. Rates are obtained from various large banks to determine the appropriate incremental borrowing rate each quarter for collateralized loans with a maturity similar to the lease term.
Options
The lease term is generally the minimum noncancellable period of the lease. The Company does not include option periods unless the Company determined it is reasonably certain of exercising the option at inception or when a triggering event occurs.
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
On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against the Company in the Central District of California (20-cv-06096), alleging violations of federal securities laws. The court appointed a lead plaintiff. The Company moved to dismiss the consolidated class action complaint. The court granted the motion to dismiss and the lead plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint. On August 8, 2022, the court granted the Company’s motion to dismiss the amended complaint without leave to amend. The lead plaintiff has filed a notice of appeal.
On September 24, 2020, International Union of Operating Engineers of Eastern Pennsylvania and Delaware filed a lawsuit in the Delaware Court of Chancery (C.A. No. 2020-0819-VCL) asserting derivative claims for breach of fiduciary duty and related theories against directors of the Company and other third parties relating generally to the investment by the Company in OCV Fund I, L.P. (the “Chancery Court Derivative Action”). On November 17, 2020, the court entered an order allowing Orlando Police Pension Fund to intervene as a plaintiff in the case. The parties reached an agreement to settle the lawsuit, which required court approval. On July 29, 2021, the parties filed a stipulation of settlement that provided the terms of the settlement and began the settlement approval process with the Court. On January 20, 2022 the Court approved the settlement. Among other terms of the settlement, no further management fees will be charged and no further capital calls will be made in connection with the Company’s investment in OCV Fund I, L.P.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
On December 11, 2020, Danning Huang filed a lawsuit in the District of Delaware (20-cv-01687-LPS) asserting derivative claims against directors of the Company and other third parties. The lawsuit alleges violations of Section 14(a), Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as breach of fiduciary duty, unjust enrichment and abuse of control.
On March 24, 2021, Fritz Ringling filed a lawsuit in the District of Delaware (21-cv-00421-UNA) asserting substantially similar derivative claims, and on April 8, 2021, the district court consolidated the two actions under the caption In re J2 Global Stockholder Derivative Litigation. No.: 20-cv-01687-LPS. As part of the settlement of the Chancery Court Derivative Action described above, the Company and its directors and officers intend to defend against the remaining claims in the other actions.
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
The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $25.5 million and $24.0 million reserve established for these matters as of December 31, 2022 and 2021, respectively, which is included within ‘Accounts payable and accrued expenses’ and ‘Other long-term liabilities’ on the Consolidated Balance Sheet. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.
13.Income Taxes
The continuing operations income tax (expense) benefit consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$(42,698)	$8,435	$(15,112)
State	(12,184)	248	(4,300)
Foreign	(16,066)	(15,931)	(18,631)
Total current	(70,948)	(7,248)	(38,043)

Deferred:
Federal	12,667	17,132	6,022
State	(1,577)	5,044	67
Foreign	1,901	(729)	(6,396)
Total deferred	12,991	21,447	(307)
Income tax (expense) benefit from continuing operations	$(57,957)	$14,199	$(38,350)

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
A reconciliation of the statutory federal income tax rate with the Company’s continuing operations effective income tax rate is as follows:

	Year ended December 31,
	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net	5.0	(1.3)	1.8
Foreign rate differential	1.0	(0.3)	2.8
Foreign income inclusion	5.4	0.7	5.2
Foreign tax credit	(5.1)	(0.8)	(4.3)
Reserve for uncertain tax positions	(3.2)	(2.4)	11.5
Valuation allowance	—	(1.7)	9.9
Impact on deferred taxes of enacted tax law and rate changes	1.4	(0.5)	3.3
Tax credits and incentives	(5.0)	(1.5)	(7.2)
Mark-to market on investment in Consensus	22.1	(18.0)	—
Return to provision adjustments	1.1	0.5	2.4
Executive compensation	1.5	0.7	2.7
Other	(1.0)	(0.4)	(0.2)
Effective tax rates	44.2%	(4.0)%	48.9%
The effective tax rate for continuing operations for the year ended December 31, 2022 differs from the federal statutory rate primarily due to a book-tax difference related to the loss recognized for accounting purposes related to the Company’s shares held in Consensus stock. The Company recognized a deferred tax liability resulting in tax expense of $13.4 million on the outside basis difference between the book basis exceeding the tax basis of the Investment in Consensus on October 7, 2022 due to future disposals of the shares being subject to tax based on guidance and requirements set out by the Internal Revenue Service.
Additional reasons the effective tax rate differs from the federal statutory tax rate is due to income earned in the United States also being subject to income taxes in various state jurisdictions with statutory tax rates that can range from 2.5 percent to 11.5 percent. This increase in the effective income tax rate is offset by a decrease in the net reserve for uncertain tax positions during 2022 and a tax benefit claimed in the United States related to a deduction for foreign-derived intangible income. The decrease in the reserve for uncertain tax positions is primarily due to the lapse of the statute of limitations for U.S. tax reserves.
The effective tax rate for continuing operations for 2021 differs from the federal statutory rate primarily due to a book-tax difference related to the $298.5 million of book income recognized related to the Company’s shares held in Consensus stock. The income was not subject to tax since the Company had the ability to dispose of the investment in a tax-free manner based on guidance and requirements set out by the Internal Revenue Service. Additionally, the Company recorded a decrease in the net reserve for uncertain tax positions during 2021 and a reduction in the valuation allowance on deferred tax assets related to realized and unrealized capital losses. The decrease in the reserve for uncertain tax positions is primarily due to the lapse of the statute of limitations for U.S. tax reserves. The reduction in the valuation allowance is primarily due to an increase in unrealized capital gains on investments held by the Company which can provide a source of capital gain income in future years to realize the benefit of the capital losses.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities from continuing operations are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss and other carryforwards	$19,513	$28,393
Tax credit carryforwards	4,222	2,801
Accrued expenses	10,702	12,548
Allowance for bad debt	1,445	2,116
Share-based compensation expense	3,885	3,545
Operating lease liabilities	16,756	21,771
Basis difference in fixed assets	14,642	—
Deferred revenue	2,994	4,331
State taxes	4,447	3,771
Other	3,920	4,351
	82,526	83,627
Less: valuation allowance	(1,699)	(1,812)
Total deferred tax assets	$80,827	$81,815

Deferred tax liabilities:
Basis difference in property and equipment	$—	$(8,337)
Operating lease right-of-use assets	(14,008)	(16,696)
Basis difference in intangible assets	(101,797)	(117,244)
Unrealized gains on investments	(24,123)	(11,291)
Prepaid insurance	(2,744)	(3,121)
Convertible debt	—	(21,972)
Other	(8,639)	(6,219)
Total deferred tax liabilities	(151,311)	(184,880)
Net deferred tax liabilities	$(70,484)	$(103,065)
The Company had approximately $80.8 million and $81.8 million in deferred tax assets from continuing operations as of December 31, 2022 and 2021, respectively, related primarily to net operating loss, operating lease liabilities, interest expense and capital loss carryforwards, tax credit carryforwards, capitalized research and development expenses and accrued expenses treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.
The Company had a valuation allowance on deferred tax assets from continuing operations of $1.7 million and $1.8 million as of December 31, 2022 and 2021, respectively. The valuation allowance related to net operating loss and capital loss carryforward in certain foreign jurisdictions decreased $0.1 million primarily as a result of re-measurement due to tax rate changes.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The rollforward of the valuation allowance on the deferred tax assets from continuing operations is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$1,812	$8,262	$563
Charges to costs and expenses	—	178	9,456
Write-offs and recoveries	(113)	(6,628)	(1,757)
Ending balance	$1,699	$1,812	$8,262
As of December 31, 2022, the Company had federal net operating loss carryforwards (“NOLs”) of $22.8 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. The Company estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. $20.7 million of the NOLs expire through the year 2037 and $2.1 million of the NOLs carry forward indefinitely depending on the year the loss was incurred.
As of December 31, 2022 and 2021, the Company’s deferred tax assets include interest expense limitation carryovers of $6.4 million and $23.3 million, respectively, which last indefinitely. The Company also has federal capital loss limitation carryforwards as of December 31, 2022 and 2021 of $24.1 million and $28.7 million, respectively that begin to expire in 2031. In addition, as of December 31, 2022 and 2021, we had available state research and development tax credit carryforwards of $3.5 million and $5.1 million, respectively, which last indefinitely. The Company had no foreign tax credit carryforwards as of December 31, 2022 and 2021.
The Company has not provided for deferred taxes on approximately $307.8 million of undistributed earnings from foreign subsidiaries as of December 31, 2022. The Company has not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues in which to repatriate the earnings, it is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings if eventually remitted.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Consolidated Balance Sheet. The Company’s prepaid taxes were $3.2 million and $0.8 million at December 31, 2022 and 2021, respectively.
Income (loss) from continuing operations before income taxes included income from domestic operations of $71.8 million, $279.7 million, $(2.0) million  for the years ended December 31, 2022, 2021 and 2020, respectively, and income from foreign operations of $59.4 million, $71.7 million and $80.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
As of December 31, 2022, the total amount of unrecognized tax benefits for continuing operations was $34.2 million, of which $32.7 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2021, the total amount of unrecognized tax benefits for continuing operations was $39.5 million, of which $35.6 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2020, the total amount of unrecognized tax benefits for continuing operations was $46.0 million, of which $44.9 million, if recognized, would affect the Company’s effective tax rate.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2022, 2021 and 2020, is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$39,527	$46,032	$43,687
Increases related to tax positions during a prior year	—	3,448	3,953
Decreases related to tax positions taken during a prior year	(2,816)	(5,511)	(244)
Increases related to tax positions taken in the current year	819	4,675	4,264
Settlements	—	—	(5,628)
Decreases related to expiration of statute of limitations	(3,322)	(9,117)	—
Ending balance	$34,208	$39,527	$46,032
The Company includes interest and penalties related to unrecognized tax benefits within ‘Income tax expense’ on the Consolidated Statements of Operations. As of December 31, 2022, 2021 and 2020, the total amount of interest and penalties accrued was $6.3 million, $5.7 million, $7.2 million, respectively, which is classified as a liability for uncertain tax positions on the Consolidated Balance Sheets. In connection with the liability for unrecognized tax benefits, the Company recognized interest and penalty expense (benefit) in 2022, 2021 and 2020 of $0.7 million, $(1.5) million and $2.8 million, respectively.
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
Income Tax Audits:
The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. On February 24, 2021, the Company received a Notice of Deficiency for tax years 2012 through 2014 which disallowed certain deductions for domestic production. The Company disagrees with the Notice and has filed a petition with the United States Tax Court on May 24, 2021 and has continued to work with the IRS to reach a conclusion. As of December 31, 2022, the audits are ongoing.
The Company is under audit by the California Franchise Tax Board (“FTB”) for its tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. The Company responded to the inquiries from the FTB. The tax years remain open pending the outcome of the IRS audit for such tax years. As of December 31, 2022, the audits are ongoing.
In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it would also commence an audit for tax years 2016 and 2017. The tax years remain open pending the outcome of the IRS audit for such tax years. On October 2022, the Company signed an additional extension of the statute of limitations for tax years 2015 to 2017 to September 2023. As of December 31, 2022, the audits are ongoing.
We conduct business on a global basis and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal and in multiple state, local, and foreign tax jurisdictions. As noted previously, our U.S. federal income tax returns for years 2012 through 2016 are under various stages of audit by the IRS. We are also under audit for various U.S. state and local tax purposes as noted above for our significant jurisdictions. With limited exception, our significant foreign tax jurisdictions are no longer subject to an income tax audit by the various tax authorities for tax years prior to 2017.
It is reasonably possible that these audits may conclude in the next twelve months and that the uncertain tax positions the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. If the recorded uncertain tax positions were inadequate to cover the associated tax liabilities, the Company would be required to record additional tax expense in the relevant period, which could be material. If the recorded uncertain tax positions were

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
adequate to cover the associated tax liabilities, the Company would be required to record any excess as reduction in tax expense in the relevant period, which could be material. However, it is not currently possible to estimate the amount, if any, of such change.
14.Stockholders’ Equity
In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of the Company’s common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021. During the year ended December 31, 2020, the Company repurchased 1,140,819 shares at an aggregate cost of $87.5 million under the 2012 Program, which were subsequently retired in the same year. As of December 31, 2020, all of the available shares were repurchased under the 2012 Program.
On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans during the years ended December 31, 2022, 2021 and 2020 to execute repurchases under the 2020 Program. During the years ended December 31, 2022, 2021 and 2020, the Company repurchased 736,536, 445,711 and 2,490,599 shares, respectively, at an aggregate cost of $71.3 million, $47.7 million and $177.8 million, respectively (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. Cumulatively as of December 31, 2022, 3,672,846 shares were repurchased at an aggregate cost of $296.9 million (including an immaterial amount of commission fees) under the 2020 Program. As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2022 was 6,327,154 shares.
In connection with the Separation, the Company called its 3.25% Convertible Notes for redemption and during the year ended December 31, 2021, the Company issued 3,050,850 shares of the Company’s common stock in connection with that redemption (see Note 10 - Debt).
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the years ended December 31, 2022, 2021 and 2020, the Company purchased and retired 72,886, 251,946 and 111,451 shares, respectively, at an aggregate cost of approximately $7.0 million, $30.6 million and $10.4 million, respectively, from plan participants for this purpose.
15.Stock Based Compensation
The Company’s share-based compensation plans include the 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.
The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of December 31, 2022, 435,135 shares underlying options and 464,354 shares of restricted stock units were outstanding under the 2015 Plan. At December 31, 2022, there were 1,496,619 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan.
In connection with the Separation and pursuant to the anti-dilution provisions of the 2015 Plan, the number of shares underlying each stock-based award outstanding as of the date of the Separation was multiplied by a factor of approximately 1.09 and the related exercise price for the stock options was divided by a factor of approximately 1.09, which was intended to preserve the intrinsic value of the awards prior to the Separation. Further, the price targets for the Company’s market-based restricted stock units were reduced by $21.41. These adjustments to the Company’s equity compensation awards did not result in additional compensation expense. Stock based compensation awards that were held by Consensus employees were terminated and replaced with awards issued under the Consensus stock compensation plan (including under the Purchase Plan). Stock-based compensation expense through the Separation date for Consensus employees is included in results from discontinued operations.
Stock Options
At December 31, 2022, 2021 and 2020, options to purchase 217,567, 168,614 and 175,601 shares of common stock were exercisable under and outside of the 2015 Plan, at weighted average exercise prices of $68.97, $67.62, $60.35, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).
Stock option activity for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	518,341	$65.77
Granted	—	—
Exercised	(42,740)	23.11
Canceled	—	—
Options outstanding at December 31, 2020	475,601	$69.61
Granted	—	—
Exercised	(70,776)	41.63
Canceled	—	—
Adjustment due to Consensus Separation (1)	35,749	$68.25
Options outstanding at December 31, 2021	440,574	$68.45
Granted	—	$—
Exercised	(5,439)	$27.15
Canceled	—	$—
Options outstanding at December 31, 2022	435,135	$68.97	5.0	$4,407,918
Exercisable at December 31, 2022	217,567	$68.97	5.0	$2,203,954
Vested and expected to vest at December 31, 2022	396,185	$68.97	5.0	$4,013,353

(1)As noted above, in connection with the Consensus separation and pursuant to the anti-dilution provisions of the 2015 Plan, the number of shares underlying each stock option outstanding as of the date of the Separation was multiplied by a factor of approximately 1.09 and the related exercise price for the stock options was divided by a factor of approximately 1.09, which was intended to preserve the intrinsic value of the awards prior to the Separation.
The total intrinsic values of options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.4 million, $5.8 million and $3.0 million, respectively. The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $1.1 million, $1.0 million and $1.0 million, respectively.
Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $2.9 million and $1.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $0.3 million, $1.9 million and $0.7 million, respectively, for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes information concerning outstanding and exercisable options as of December 31, 2022:

	Options Outstanding			Exercisable Options
Exercise Price	Number Outstanding December 31, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2022	Weighted Average Exercise Price
$68.97	435,135	5.0 years	$68.97	217,567	$68.97
As of December 31, 2022, there was $3.9 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan. That expense is expected to be recognized ratably over a weighted average period of 3.0 years (i.e., the remaining requisite service period).

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Fair Value Disclosure
The Company uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of its employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. There were no dividends declared during the years ended December 31, 2022, 2021 and 2020. Estimated forfeiture rates were 13.0%, 12.4% and 13.0% as of December 31, 2022, 2021 and 2020, respectively.
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and four to eight years for the Chief Executive Officer. The Company granted 154,022, 246,251 and 129,786 shares of restricted stock and restricted units (excluding awards with market conditions below) during the years ended December 31, 2022, 2021 and 2020, respectively.
Restricted Stock and Restricted Stock Units with Market Conditions
The Company has awarded certain key employees market-based restricted stock and market-based restricted stock units pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the years ended December 31, 2022, 2021, and 2020 the Company awarded 100,193, 73,094 and 82,112 market-based restricted stock units, respectively. The per share weighted average grant-date fair values of the market-based restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 were $87.11, $94.40 and $70.99, respectively.
The weighted-average fair values of market-based restricted stock units granted have been estimated utilizing the following assumptions:

	December 31,
	2022	2021	2020
Underlying stock price at valuation date	$99.32	$113.27	$91.17
Expected volatility	36.7%	30.3%	27.0%
Risk-free interest rate	1.8%	1.3%	0.7%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 Restricted stock activity for the years ended December 31, 2022, 2021 and 2020 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	1,105,059	$64.76
Granted	1,268	98.63
Vested	(264,172)	70.25
Canceled	(21,589)	79.34
Nonvested at December 31, 2020	820,566	$62.66
Granted	—	—
Vested	(435,529)	60.52
Canceled	(33,194)	83.23
Adjustment due to Consensus Separation (1)	32,120	74.62
Nonvested at December 31, 2021	383,963	$62.66
Granted	—	—
Vested	(67,762)	80.64
Canceled	(4,920)	84.77
Nonvested at December 31, 2022	311,281	$59.90

(1)As noted above, in connection with the Consensus separation and pursuant to the anti-dilution provisions of the 2015 Plan, the number of shares underlying each restricted stock award outstanding as of the date of the Separation was multiplied by a factor of approximately 1.09 and the market condition stock price target for marked-based restricted stock awards was also adjusted.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Restricted stock unit activity for the years ended December 31, 2022, 2021 and 2020 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	20,874
Granted	210,630
Vested	(9,029)
Canceled	(12,691)
Outstanding at December 31, 2020	209,784
Granted	319,345
Vested	(124,761)
Canceled	(60,201)
Adjustment due to Consensus Separation (1)	16,576
Outstanding at December 31, 2021	360,743
Granted	254,215
Vested	(115,523)
Canceled	(35,081)
Outstanding at December 31, 2022	464,354	2.61	$36,730,401
Vested and expected to vest at December 31, 2022	334,674	2.12	$26,472,675

(1) As noted above, in connection with the Consensus separation and pursuant to the anti-dilution provisions of the 2015 Plan, the number of shares underlying each restricted stock unit outstanding as of the date of the Separation was multiplied by a factor of approximately 1.09 and the market condition stock price target for marked-based restricted stock units was also adjusted.
As of December 31, 2022, the Company had unrecognized share-based compensation cost of $40.1 million associated with these restricted stock and restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.8 years for restricted stock and 3.4 years for restricted stock units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $12.4 million, $68.1 million and $18.6 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock and restricted stock units totaled $2.8 million, $9.5 million and $2.1 million, respectively, for the years ended December 31, 2022, 2021 and 2020.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.83%, 11.15% and 11.15% as of December 31, 2022, 2021, and 2020, respectively. The increase in forfeiture rate comes as a result of the Purchase Plan being offered to all employees regardless of employment location.
During 2022, 2021 and 2020, 139,992, 109,248 and 118,629 shares, respectively were purchased under the Purchase Plan at price ranging from $66.33 to $68.22 per share during 2022. Cash received upon the issuance of the Company’s common stock under the Purchase Plan was $9.4 million, $9.2 million and $7.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, 1,155,699 shares were available under the Purchase Plan for future issuance.
The compensation expense related to the Purchase Plan has been estimated utilizing the following weighted average assumptions:

	December 31,
	2022	2021	2020
Risk-free interest rate	1.17%	0.05%	0.73%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.7%	35.0%	25.3%

16.    Defined Contribution 401(k) Savings Plan
The Company has several 401(k) Savings Plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2022, 2021 and 2020, the Company made contributions of $5.1 million, $4.8 million, and $3.3 million, respectively, to these 401(k) Savings Plans.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
17.Earnings Per Share
     The components of basic and diluted earnings per share from continuing operations are as follows (in thousands, except share and per share data):

	Year ended December 31,
	2022	2021	2020
Numerator for basic and diluted net income per common share:
Net income from continuing operations	$65,466	$401,395	$28,660
Net income available to participating securities (1)	(20)	(326)	(120)
1.75% Convertible Notes interest expense (after-tax) (2)	—	—	—
Net income available to the Company’s common shareholders from continuing operations	$65,446	$401,069	$28,540
Denominator:
Basic weighted-average outstanding shares of common stock	46,954,558	45,893,928	46,308,825
Effect of dilution:
Equity incentive plans	71,291	311,585	7,537
Convertible debt (2)	—	1,657,232	799,247
Diluted weighted-average outstanding shares of common stock	47,025,849	47,862,745	47,115,609

Net income per share from continuing operations:
Basic	$1.39	$8.74	$0.62
Diluted	$1.39	$8.38	$0.61

Weighted-average shares excluded from diluted weighted-average shares outstanding:
Anti-dilutive stock options and restricted stock	—	—	—
Anti-dilutive convertible debt	5,158,071	—	—

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
(2)Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible debt was calculated using the if-converted method for the year ended December 31, 2022. The dilutive impact of convertible debt was calculated using the treasury stock method for the years ended December 31, 2021 and 2020 (see Note 10 - Debt).
18.Segment Information
The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). The Company aggregates its operating segments into two reportable segments: Cybersecurity and Martech and Digital Media.
The accounting policies of the businesses are the same as those described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. The Company evaluates performance based on revenue and profit or loss from operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenue by reportable segment:
Digital Media	$1,079,172	$1,069,300	$811,360
Cybersecurity and Martech	312,626	348,611	347,697
Elimination of inter-segment revenues	(801)	(1,189)	(229)
Total segment revenues	1,390,997	1,416,722	1,158,828
Corporate (1)	—	—	1
Total revenues	$1,390,997	$1,416,722	$1,158,829

Operating costs and expenses by reportable segment (2):
Digital Media	880,240	851,807	672,280
Cybersecurity and Martech(3)	262,426	338,464	294,765
Elimination of inter-segment operating expenses	(801)	(1,189)	(229)
Total segment operating expenses	1,141,865	1,189,082	966,816
Corporate (1)(3)	50,191	60,300	53,673
Total operating costs and expenses	1,192,056	1,249,382	1,020,489

Operating income by reportable segment:
Digital Media operating income	$198,932	$217,493	$139,080
Cybersecurity and Martech operating income(3)	50,200	10,147	52,932
Total segment operating income	249,132	227,640	192,012
Corporate (1)(3)	(50,191)	(60,300)	(53,672)
Income from operations	$198,941	$167,340	$138,340

(1)Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.
(2)Operating expenses for each segment include cost of sales and other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses. For the twelve months ended December 31, 2021, goodwill impairment related to our B2B Backup business is also included within operating costs and expenses for Cybersecurity and Martech. For the twelve months ended December 31, 2022, the Company had an impairment to goodwill within operating costs and expenses for Digital Media.
(3)For the year ended December 31, 2021, approximately $19.2 million of general and administrative costs were reflected as Corporate operating costs and expenses in the Company’s December 31, 2021 Form 10-K, however, should have been reflected as an operating cost for the Cybersecurity and Martech reportable segment. The Company reclassified these costs in the table above as an operating cost for the Cybersecurity and Martech reportable segment and as a reduction of operating costs for Corporate, as well as the resulting impact in operating income (loss) for Cybersecurity and Martech and Corporate. The reclassification has no impact on consolidated operating income (loss) from continuing operations for the year ended December 31, 2021.
The CODM does not use Balance Sheet information in connection with operating and investment decisions and as such that information is not presented. The CODM does use capital expenditures by reportable segment in connection with operating and investment decisions. Accordingly, the following segment information is presented for Digital Media and Cybersecurity and Martech.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year ended December 31,
	2022	2021	2020
Capital expenditures:
Digital Media	$85,049	$80,877	$59,693
Cybersecurity and Martech	21,094	17,611	16,622
Total from reportable segments	106,143	98,488	76,315
Corporate	11	—	—
Capital expenditures of discontinued operations	—	15,252	16,237
Total capital expenditures	$106,154	$113,740	$92,552

Depreciation and amortization:
Digital Media	$184,658	$193,661	$145,321
Cybersecurity and Martech	48,714	55,344	56,999
Total from reportable segments	233,372	249,005	202,320
Corporate	28	288	3,658
Depreciation and amortization of discontinued operations	—	9,010	22,759
Total depreciation and amortization	$233,400	$258,303	$228,737
The Company maintains operations in the U.S., Canada, Ireland, the United Kingdom, India and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Year ended December 31,
	2022	2021	2020
Revenues:
United States	$1,181,936	$1,187,207	$958,833
All other countries	209,061	229,515	199,996
Total	$1,390,997	$1,416,722	$1,158,829
Long-lived assets, excluding goodwill and other intangible assets are as follows (in thousands):

	December 31,
	2022	2021
Long-lived assets:
United States	$171,957	$170,490
All other countries	46,867	46,336
Total	$218,824	$216,826

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
19.    Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Year ended December 31,
	2022	2021 (1)	2020 (1)
Non-cash investing activity:
Property and equipment, accrued but unpaid	$150	$50	$3,154
Right-of-use assets acquired in exchange for operating lease obligations	$4,130	$9,850	$31,148
Exchange of corporate debt securities (2)	$—	$—	$18,326
Disposition of Investment in Consensus(3)	$112,286	$—	$—
Non-cash financing activity:
Debt principal settled in exchange for Investment in Consensus(3)	$112,286	$—	$—
Debt principal settled in exchange for Consensus senior notes due 2028	$—	$485,000	$—
Conversion shares issued as extinguishment cost to redeem 3.25% Convertible Notes	$—	$431,952	$—
Reacquisition of 3.25% Convertible Notes, net of tax	$—	$390,526	$—

(1)Combines continuing and discontinued operations.
(2)During the year ended December 31, 2020, the Company exchanged shares of redeemable preferred stock that were previously classified as available-for-sale corporate debt securities for a new series of preferred stock, classified as equity securities without a readily determinable fair value. Refer to Note 5 - Investments for additional details.
(3)During the year ended December 31, 2022, the Company disposed $160.1 million of its Investment in Consensus in exchange for $112.3 million of debt and recorded $47.8 million of loss on investment, net.
Supplemental data (in thousands):

	Year ended December 31,
	2022	2021	2020
Interest paid	$36,168	$54,479	$105,962
Income taxes paid, net of refunds	$59,543	$61,162	$45,046
 Operating cash outflows related to lease liabilities were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Operating cash outflows related to lease liabilities	$26,921	$27,798	$27,402

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
20.Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2020	$(275)	$(46,187)	$(46,462)
Other comprehensive income (loss) before reclassifications	558	(8,902)	(8,344)
Net current period other comprehensive income (loss)	558	(8,902)	(8,344)
Balance as of December 31, 2020	$283	$(55,089)	$(54,806)
Other comprehensive income (loss) before reclassifications	(114)	(21,268)	(21,382)
Consensus separation	—	18,966	18,966
Net current period other comprehensive income (loss)	(114)	(2,302)	(2,416)
Balance as of December 31, 2021	$169	$(57,391)	$(57,222)
Other comprehensive loss before reclassifications	272	(32,479)	(32,207)
Consensus separation adjustment	—	4,056	4,056
Net current period other comprehensive loss	272	(28,423)	(28,151)
Balance as of December 31, 2022	$441	$(85,814)	$(85,373)
The following table provides details about reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2022, 2021, and 2020.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statements of Operations
	For the year ending December 31,
	2022	2021	2020
Unrealized loss on available-for-sale investments	$—	$(151)	$698	Loss on investments, net
	—	(151)	698	Income before income taxes
	—	—	—	Income tax expense
Total reclassifications for the period	$—	$(151)	$698	Net income
21.Related Party Transactions
Consensus
As of December 31, 2022, the Company holds approximately 1.1 million shares of the common stock of Consensus, representing approximately 5% of the Consensus outstanding common stock. The Company determined that Consensus is no longer a related party after September 30, 2022. Related party transactions with Consensus through September 30, 2022 are included within the disclosures below.
In preparation for and in executing the Separation, the Company incurred transaction-related costs, some of which were reimbursed by Consensus, of approximately $23.3 million (excluding costs associated with the debt exchange noted below), before reimbursement by Consensus. These transaction costs primarily related to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax and legal functions. During the year ended December 31, 2021, Ziff Davis received or expected to receive approximately $11.7 million (excluding the reimbursement of a portion of the debt exchange noted below) from Consensus resulting in net transaction costs of $11.6 million. These net transaction-related costs were recorded in ‘General and administrative expenses’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statement of Operations. During the year ended December 31, 2021, Consensus also reimbursed Ziff Davis for certain costs associated with the debt exchange in connection with the Separation totaling $7.5 million, which was recorded as an offset to the loss on extinguishment of debt on the Consolidated Statement of Operations. In addition, Consensus paid the Company approximately $8.5 million subsequent to the Separation due to excess cash held at the Separation date net of other related items pursuant to the Separation and Distribution Agreement.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement. The transition services agreement governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services, and nearly all such services were terminated without extension twelve months after the Separation. During the years ended December 31, 2022 and 2021, the Company recorded an offset to expense of approximately $1.2 million and $2.1 million, respectively, from Consensus related to the transition services agreement within ‘General and administrative expenses’ within the Consolidated Statements of Operations. Further, the Company assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis remained the lessee under this lease and its obligations remained through October 7, 2022, after which time Consensus took over the lease in full. During the years ended December 31, 2022 and 2021, the Company recorded an offset to lease expense of approximately $1.5 million and $0.5 million, respectively, related to this lease, however, Consensus paid the landlord directly and not Ziff Davis. Amounts due from Consensus as of December 31, 2021 was $9.3 million (comprised of $2.1 million related to services provided under the transition services agreement and $7.2 million related to reimbursement of certain transaction related costs and other reimbursements), and is included in within ‘Accounts receivable’ within the Consolidated Balance Sheets.
OCV
On September 25, 2017, the Company entered into a commitment to invest in the Fund. The manager, OCV, and general partner of the Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board of Directors of the Company, is indirectly the majority equity holder. Mr. Ressler’s tenure with the Board ended as of May 10, 2022. During the years ended December 31, 2022, 2021, and 2020, the Company recognized expense for management fees of $1.5 million, $3.0 million, and $3.0 million, net of tax benefit, respectively. During the years ended 2021 and 2020, the Company received capital call notices from the management of OCV Management, LLC for $22.2 million and $32.9 million, inclusive of certain management fees, of which $22.2 million and $31.9 million had been paid as of the end of each respective year. In connection with the settlement of certain litigation generally related to the Company’s investment in the Fund (see Note 12 - Commitments and Contingencies), among other terms, no further capital calls were made during 2022 or will be made in the future in connection with the Company’s investment in the Fund, nor will any management fees be paid by the Company to the manager. During the years ended December 31, 2022, 2021 and 2020, the Company received a distribution from OCV of zero, $15.3 million, and zero respectively.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
    None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Ziff Davis’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act) for Ziff Davis. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that Ziff Davis’s internal control over financial reporting was effective as of December 31, 2022.
Because of the timing of acquisitions in 2022, pursuant to applicable SEC staff guidance, management was not required to and therefore did not assess the effectiveness of internal control over financial reporting of all of the 2022 acquisitions (see Note 4 - Business Acquisitions in the accompanying consolidated financial statements). These acquisitions combined constituted 5.4% of total assets as of December 31, 2022 and 2.4% of revenues for the year then ended.
Remediation of Material Weakness
During the year ended December 31, 2021, we determined that we did not design and maintain effective controls over the accounting for certain elements related to the Consensus Cloud Solutions, Inc. (“Consensus”) Spin-off. The control activities were not designed to allow the Company to timely identify and account for (i) a debt exchange with a third-party lender that resulted in a loss on extinguishment of existing debt, (ii) the unrealized gain on the Company’s remaining 19.9% investment in Consensus, and (iii) the completeness and accuracy of certain amounts classified in discontinued operations in the consolidated financial statements. Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it is reasonably possible that it could have led to a material misstatement of account balances or disclosures. Accordingly, management had concluded that this control weakness constituted a material weakness.
Management has completed the execution of its remediation plan and remediated the material weakness in internal control over financial reporting that was reported as of December 31, 2021. During 2022, our management enhanced and revised the design of existing controls and procedures over our accounting for significant non-recurring transactions. These controls relate to the research, analysis and documentation supporting our management’s evaluations, judgments, and conclusions that are required in order to account for significant unusual transactions. We enhanced our approach to and the execution of the research, analysis, and documentation related to these matters. Our process of consulting third-party experts was also enhanced and we continue to include outreach to and coordination with experts with the relevant knowledge and experience to assist our management with the evaluation of our accounting for significant non-recurring transactions. During the fourth quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2022.
Our internal controls over financial reporting as of December 31, 2022 have been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
Other than in respect of the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the fourth quarter of our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Ziff Davis, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited Ziff Davis, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 2022 acquisitions, which are included in the consolidated balance sheets of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These acquisitions combined constituted 5.4% of total assets as of December 31, 2022, and 2.4% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2022 acquisitions because of the timing of these acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2022 acquisitions.
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
March 1, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

                        PART III

Items 10-14
Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference to the information to be set forth in our proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

                        PART IV

Item 15.     Exhibits and Financial Statement Schedules

    (a) (1) Financial Statements. The following financial statements are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Los Angeles, California; PCAOB ID #243)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedule. The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference as indicated below (numbered in accordance with Item 601 of Regulation S-K). We shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.	Exhibit Title
2.1
Separation and Distribution Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

3.1
Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed on June 10, 2014 (File No. 0-25965))

3.2
Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 1, 2019 (File 0-25965))

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 7, 2021 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

3.4	Fifth Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Ziff Davis’ Quarterly Report on Form 10-Q filed on November 9, 2021 (File No. 0-25965))
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1.2 to Ziff Davis’ Current Report on Form 8-K filed on December 7, 2011 (File No. 0-25965))
4.2
Indenture, dated as of June 10, 2014 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Registration Statement on Form S-3ASR filed on June 10, 2014, Registration No. 333-196640 (File No. 0-25965))

4.4	First Supplemental Indenture, dated as of June 17, 2014 (incorporated by reference to Exhibit 4.2 to Ziff Davis’ Current Report on Form 8-K filed on June 17, 2014 (File No. 0-25965))
4.5	Indenture, dated as of November 15, 2019 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on November 15, 2019 (File No. 0-25965))
4.6	Description of Registered Securities (incorporated by reference to Exhibit 4.5 to Ziff Davis’ Annual Report on Form 10-K filed on March 2, 2020 (File No. 0-25965))
4.7	Indenture, dated as of October 7, 2020 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on October 7, 2020 (File No. 0-25965))
4.8	Form of Waiver Regarding Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 10-Q filed on August 10, 2020 (File No. 0-25965)
10.1	J2 Global, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit A to Ziff Davis’ Definitive Proxy Statement on Schedule 14A filed on September 18, 2007 (File No. 0-25965))
10.2	J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Annex A to Ziff Davis’ Definitive Proxy Statement on Schedule 14A filed on March 26, 2015 (File No. 0-25965))
10.3
Form of Restricted Stock Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 10, 2021 (File No. 0-25965))

10.4
Form of Restricted Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 10, 2021 (File No. 0-25965))

10.5
Form of Performance Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 10, 2021 (File No. 0-25965))

10.6	Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on May 3, 2006 File No. 0-25965))
10.7
Amendment to Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on February 8, 2018 (File No. 0-25965))

10.8
Employment Agreement between Ziff Davis, Inc. and Vivek Shah, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))*

10.9
Employment Agreement between Ziff Davis, Inc. and Bret Richter, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))*

10.10
Employment Agreement between Ziff Davis, Inc. and Jeremy D. Rossen, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))*

10.11
Employment Agreement between Ziff Davis, Inc. and Layth Taki, effective as of September 27, 2022 (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on From 10-Q filed on November 9, 2022 (File No. 0-25965))*

10.12
Separation and Release of Claims Agreement between Steve Dunn and Ziff Davis, Inc. (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Quarterly Report on From 10-Q filed on November 9, 2022 (File No. 0-25965))*

10.13
Second Amended and Restated Limited Partnership Agreement, dated as of January 19, 2018, by and among OCV I GP, LLC and J2 Global, Inc. (incorporated by reference to Exhibit 10.9 to Ziff Davis’ Current Report on Form 10-K filed on March 1, 2018 (File No. 0-25965))

10.14
Credit Agreement, dated as of April 7, 2021, among J2 Global, Inc., the Lenders from time to time party thereto and MUFG Union Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 0-25965))

10.15
First Amendment to Credit Agreement, dated as of June 2, 2021, by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG (4) Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 0-25965))

10.16
Second, Third and Fourth Amendments to Credit Agreement by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on September 22, 2021 (File No. 0-25965))

10.17
Fifth Amendment to the Credit Agreement, dated as of June 10, 2022, among Ziff Davis, Inc., the Guarantors, the lenders party to Amendment constituting Required Lender and all of the Term Lenders and MUFG UNION BANK, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 10.5 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2022 (File No. 0-25965))

10.18
Sixth Amendment to Credit Agreement, dated as of September 15, 2022, among Ziff Davis, Inc., the Guarantors, the lenders party to Amendment constituting Required Lenders and all of the Term Loan Two Lenders and MUFG UNION BANK, N. A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 0-25965))

10.19
Transition Services Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.20	First Amendment to Transition Services Agreement, dated as of October 6, 2022, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc.
10.21	Second Amendment to Transition Services Agreement, dated as of January 3, 2023, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc.
10.22
Tax Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.23
Employee Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.30
Intellectual Property License Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.31
Stockholder and Registration Rights Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.5 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.32
Stipulation of Settlement and Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.15 to Ziff Davis’ Annual Report on Form 10-K filed on March 15, 2022 (File No. 0-25965))

10.33	Order Approving Stipulated Settlement (incorporated by reference to Exhibit 10.16 to Ziff Davis’ Annual Report on Form 10-K filed on March 15, 2022 (File No. 0-25965))
10.34
Termination Agreement, dated April 25, 2022, by and between Ziff Davis, Inc. and Orchard Capital Corporation (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on April 25, 2022 (File No. 0-25965))

21.1	List of subsidiaries of Ziff Davis, Inc.
23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
** This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2023.

Ziff Davis, Inc.

By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIVEK SHAH	Chief Executive Officer and a Director	March 1, 2023
Vivek Shah	(Principal Executive Officer)

/s/ BRET RICHTER	Chief Financial Officer	March 1, 2023
Bret Richter	(Principal Financial Officer)

/s/ LAYTH TAKI	Chief Accounting Officer	March 1, 2023
Layth Taki

/s/ SARAH FAY	Director	March 1, 2023
Sarah Fay

/s/ TRACE HARRIS	Director	March 1, 2023
Trace Harris

/s/ WILLIAM B. KRETZMER	Director	March 1, 2023
William B. Kretzmer

/s/ JONATHAN F. MILLER	Director	March 1, 2023
Jonathan F. Miller

/s/ SCOTT C. TAYLOR	Director	March 1, 2023
Scott C. Taylor