Form 10-Q
period 2023-03-31
ZIFF DAVIS, INC.
filed 2023-05-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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

There were 47,282,972 shares outstanding of the Registrant’s common stock as of May 5, 2023.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2023

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$721,502	$652,793
Short-term investments	39,012	58,421
Accounts receivable, net of allowances of $7,061 and $6,868, respectively	277,764	304,739
Prepaid expenses and other current assets	68,306	68,319
Total current assets	1,106,584	1,084,272
Long-term investments	116,062	127,871
Property and equipment, net of accumulated depreciation of $276,760 and $255,586, respectively	187,025	178,184
Intangible assets, net	433,310	462,815
Goodwill	1,597,684	1,591,474
Deferred income taxes	8,457	8,523
Other assets	77,946	80,131
TOTAL ASSETS	$3,527,068	$3,533,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$143,966	$140,541
Accrued employee related costs	31,838	42,178
Deferred revenue, current	200,936	187,904
Accrued liabilities and other current liabilities	64,439	61,825
Total current liabilities	441,179	432,448
Long-term debt	999,617	999,053
Deferred revenue, noncurrent	8,861	9,103
Deferred income taxes	68,142	79,007
Other long-term liabilities	114,654	121,048
TOTAL LIABILITIES	1,632,453	1,640,659
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,286,093 and 47,269,446 shares at March 31, 2023 and December 31, 2022, respectively.	473	473
Additional paid-in capital	444,813	439,681
Retained earnings	1,530,665	1,537,830
Accumulated other comprehensive loss	(81,336)	(85,373)
TOTAL STOCKHOLDERS’ EQUITY	1,894,615	1,892,611
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,527,068	$3,533,270

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended March 31,
	2023	2022
Total revenues	$307,142	$315,068
Operating costs and expenses:
Cost of revenues	45,730	46,100
Sales and marketing	115,920	117,762
Research, development, and engineering	17,914	18,427
General and administrative	101,263	102,217
Total operating costs and expenses	280,827	284,506
Income from operations	26,315	30,562
Interest expense, net	(4,480)	(10,290)
Loss on debt extinguishment, net	—	(1,220)
Unrealized (loss) gain on short-term investments held at the reporting date, net	(20,345)	8,951
Gain on investments, net	357	—
Other (loss) income, net	(908)	2,399
Income before income taxes and loss from equity method investment, net	939	30,402
Income tax benefit (expense)	616	(5,080)
Loss from equity method investment, net	(9,182)	(785)
Net (loss) income	$(7,627)	$24,537

Net (loss) income per common share:
Basic	$(0.16)	$0.52
Diluted	$(0.16)	$0.51
Weighted average shares outstanding:
Basic	46,987,249	47,054,411
Diluted	46,987,249	52,405,317

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three months ended March 31,
	2023	2022
Net (loss) income	$(7,627)	$24,537
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	3,713	(6,265)
Consensus separation adjustment	—	4,056
Change in fair value on available-for-sale investments, net of tax expense of $109 for the three months ended March 31, 2023	324	—
Other comprehensive income (loss), net of tax	4,037	(2,209)
Comprehensive (loss) income	$(3,590)	$22,328

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2023	2022
Net (loss) income	$(7,627)	$24,537
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,623	59,071
Non-cash operating lease costs	2,933	2,392
Share-based compensation	8,402	6,717
Provision for credit losses on accounts receivable	441	(1,032)
Deferred income taxes, net	(7,442)	(3,745)
Loss on extinguishment of debt	—	1,220
Loss from equity method investments	9,182	785
Unrealized gain (loss) on short-term investments held at the reporting date, net	20,345	(8,951)
Gain on investments, net	(357)	—
Other	2,776	868
Decrease (increase) in:
Accounts receivable (includes $0 and $5,278 with related parties)	27,626	57,483
Prepaid expenses and other current assets	(7,658)	10,638
Other assets	(2,048)	(5,603)
Increase (decrease) in:
Accounts payable	6,922	(22,501)
Deferred revenue	12,085	3,061
Accrued liabilities and other current liabilities	(4,896)	(8,429)
Net cash provided by operating activities	115,307	116,511
Cash flows from investing activities:
Purchases of property and equipment	(30,017)	(30,502)
Acquisition of businesses, net of cash received	(8,001)	(28,136)
Proceeds from sale of equity investments	3,174	—
Other	(3,947)	—
Net cash used in investing activities	(38,791)	(58,638)
Cash flows from financing activities:
Payment of debt	—	(54,609)
Debt extinguishment costs	—	(756)
Repurchase of common stock	(2,875)	(62,810)
Proceeds from exercise of stock options	—	148
Deferred payments for acquisitions	(6,679)	(2,676)
Other	71	(5)
Net cash used in financing activities	(9,483)	(120,708)
Effect of exchange rate changes on cash and cash equivalents	1,676	(2,977)
Net change in cash and cash equivalents	68,709	(65,812)
Cash and cash equivalents at beginning of period	652,793	694,842
Cash and cash equivalents at end of period	$721,502	$629,030

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended March 31, 2023
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2023	47,269,446	$473	$439,681	$1,537,830	$(85,373)	$1,892,611
Net income	—	—	—	(7,627)	—	(7,627)
Other comprehensive loss, net of tax expense of $109	—	—	—	—	4,037	4,037
Vested restricted stock	53,299	—	—	—	—	—
Repurchase and retirement of common stock	(36,652)	—	(3,336)	461	—	(2,875)
Share-based compensation	—	—	8,402	—	—	8,402
Other, net	—	—	66	1	—	67
Balance, March 31, 2023	47,286,093	$473	$444,813	$1,530,665	$(81,336)	$1,894,615

	Three months ended March 31, 2022
					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	earnings	loss	Equity
Balance, January 1, 2022	47,440,137	$474	$509,122	$1,515,358	$(57,222)	$1,967,732
Reclassification of the equity component of 1.75% Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(88,137)	23,436	—	(64,701)
Net income	—	—	—	24,537	—	24,537
Other comprehensive loss, net of tax expense of zero	—	—	—	—	(6,265)	(6,265)
Exercise of stock options	5,439	—	148	—	—	148
Vested restricted stock	101,385	1	(1)	—	—	—
Repurchase and retirement of common stock	(594,661)	(5)	(12,180)	(50,625)	—	(62,810)
Share-based compensation	—	—	6,717	—	—	6,717
Other, net	—	—	(16)	(3,904)	4,056	136
Balance, March 31, 2022	46,952,300	$470	$415,653	$1,508,802	$(59,431)	$1,865,494
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
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 1, 2023 and other filings with the SEC.
The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.
Description of Business
Ziff Davis, Inc. is a vertically focused digital media and internet company whose portfolio includes leading brands in technology, shopping, gaming and entertainment, connectivity, health, cybersecurity, and martech. The Company’s Digital Media business specializes in the technology, shopping, gaming and entertainment, connectivity, and healthcare markets, offering content, tools and services to consumers and businesses. The Company’s Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy, and marketing technology.
 Impairment or Disposal of Long-Lived Assets
The Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. During the three months ended March 31, 2023 and 2022, the Company recorded an impairment of approximately $1.8 million and zero, respectively, primarily related to certain operating lease right-of-use assets. The Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a permanent “remote” or “partial remote” work model. The impairment is presented in general and administrative expense on the Condensed Consolidated Statement of Operations.
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
Reclassifications
Certain prior year reported amounts have been reclassified to conform with 2023 presentation.

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
Revenue from subscriptions is earned through the granting of access to, or delivery of, data products or services to customers. Subscriptions cover video games and related content, health information, data, and other copyrighted material. Revenues under such agreements are recognized over the contract term for use of the service. Revenues are also earned from listing fees, subscriptions to online publications, and from other sources. Subscription revenues are primarily recognized over time. Revenues related to the provision of access to historical data for certain services are recorded at the time of delivery.
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
Revenues from software license performance obligations are generally recognized upfront at the point in time that the software is made available to the customer to download and use. Revenues for related software support and maintenance performance obligations are related to technical support provided to customers as needed and unspecified software product upgrades, maintenance releases, and patches during the term of the support period when they are available. We are obligated to make the support services available continuously throughout the contract period. Therefore, revenues for support contracts are generally recognized ratably over the contractual period the support services are provided. Hardware product and related software performance obligations, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a bundled performance obligation. The revenues for this bundled performance obligation are generally recognized at the point in time that the hardware and software products are delivered and ownership is transferred to the customer. Other service revenues are generally recognized over time as the services are performed.
The Company records revenue on a gross basis with respect to revenue generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites, or on unaffiliated advertising networks; (ii) through the Company’s lead-generation business; and (iii) through the Company’s subscriptions. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party sites.
Cybersecurity and Martech
The Company’s Cybersecurity and Martech revenues substantially consist of subscription revenues which include subscription and usage-based fees, a significant portion of which are paid in advance. The Company defers the portions of monthly, quarterly, semi-annual, and annual fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.

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
Revenues from external customers classified by revenue source are as follows (in thousands).

	Three months ended March 31,
	2023	2022
Digital Media
Advertising	$156,082	$170,067
Subscription	69,148	55,576
Other	8,981	9,184
Total Digital Media revenues	$234,211	$234,827

Cybersecurity and Martech
Subscription	$73,016	$80,494
Total Cybersecurity and Martech revenues	$73,016	$80,494

Elimination of inter-segment revenues	(85)	(253)
Total Revenues	$307,142	$315,068

Timing of revenue recognition
Point in time	$11,522	$8,983
Over time	295,620	306,085
Total	$307,142	$315,068
The Company has recorded $65.1 million and $73.1 million of revenue for the three months ended March 31, 2023 and 2022, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
Transaction Price Allocation to Future Performance Obligations
As of March 31, 2023, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $15.8 million and is expected to be recognized as follows: 85% by December 31, 2023 and 15% by December 31, 2025. The amount disclosed does not include revenues related to performance obligations that are part of a contract with original expected duration of twelve months or less or portions of the contract that remain subject to cancellations.

3.Business Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.
2023 Acquisitions
The Company completed an immaterial Digital Media acquisition during the three months ended March 31, 2023, paying the purchase price in cash.
The Condensed Consolidated Statement of Operations since the date of the acquisition and the Condensed Consolidated Balance Sheets as of March 31, 2023, reflect the results of operations of the 2023 acquisition. The initial accounting for the 2023 acquisition is incomplete due to timing of available information and is subject to change. The Company has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital, and related tax items.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Goodwill recognized associated with this acquisition during the three months ended March 31, 2023 was $3.8 million, all of which is expected to be deductible for income tax purposes. Approximately $4.2 million of definite-lived intangibles were recorded in connection with the acquisition during the three months ended March 31, 2023.
2022 Acquisitions
The Company completed the following acquisitions during the three months ended March 31, 2022, paying the purchase price in cash in each transaction: (a) a purchase of 100% of equity interests of Lifecycle Marketing Group Limited, acquired on January 21, 2022, a United Kingdom-based portfolio of pregnancy and parenting brands, including Emma’s Diary and Health Professional Academy, reported within our Digital Media segment; and (b) two other immaterial Digital Media acquisitions. During the three months ended March 31, 2023, the purchase price accounting was finalized for these acquisitions.
The Condensed Consolidated Statement of Operations since the date of each acquisition reflects the results of operations of all 2022 acquisitions. For the three months ended March 31, 2022, these acquisitions contributed $2.1 million to the Company’s revenues. Net income from continuing operations contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $36.6 million, net of cash acquired and assumed liabilities.
The following table summarizes the allocation of the purchase consideration for all 2022 acquisitions as of March 31, 2022 (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$4,615
Prepaid expenses and other current assets	231
Property and equipment	307
Trade names	2,302
Customer relationship	9,216
Goodwill	24,156
Other intangibles	3,439
Other long-term assets	11
Accounts payable and accrued expenses	(2,551)
Deferred revenue	(1,697)
Deferred tax liability	(3,390)
Total	$36,639
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
Unaudited Pro Forma Financial Information for All 2022 Acquisitions
The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired businesses been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2022. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its acquisitions during the three months ended March 31, 2022 as if each acquisition had occurred on January 1, 2022 (in thousands, except per share amounts):

Three months ended March 31, 2022
(unaudited)
Revenues	$316,154
Net income	$24,815
Income per common share - Basic	$0.53
Income per common share - Diluted	$0.52

4.Investments
Investments consist primarily of equity and debt securities.
Investment in equity securities
On October 7, 2021, the Company completed the separation of its cloud fax business (the “Separation”) into an independent publicly traded company, Consensus Cloud Solutions, Inc. (“Consensus”). Following the Separation, the Company retained shares of Consensus common stock and as of March 31, 2023 and December 31, 2022, the Company held approximately 1.0 million and 1.1 million shares, respectively, of the common stock of Consensus. As of March 31, 2023 and December 31, 2022, the carrying value of the investment in Consensus was $35.3 million and $58.4 million, respectively, and was included in ‘Short-term investments’ in the Condensed Consolidated Balance Sheets. The Company accounts for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses are recognized in earnings. During the three months ended March 31, 2023, the Company sold 52,393 shares of common stock of Consensus in the open market.
Gains (losses) on equity securities were recorded in ‘Unrealized (loss) gain on short-term investments held at the reporting date, net’ in the Condensed Consolidated Statements of Operations’ consisted of the following (in thousands):

	Three months ended March 31,
	2023	2022
Net (losses) gains during the period	$(19,988)	$8,951
Less: gains on securities sold during the period	357	—
Unrealized (losses) gains recognized during the period on short-term investments held at the reporting date, net	$(20,345)	$8,951
Investment in corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million. This investment is included in ‘Long-term investments, net’ in the Condensed Consolidated Balance Sheets and is classified as available-for-sale. The investment was initially measured at its transaction price and subsequently remeasured at fair value, with unrealized gains and losses reported as a component of other comprehensive income.
As of March 31, 2023, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $16.0 million, with a contractual maturity date that is more than one year but less than five years. As of December 31, 2022, both of the carrying value and the maximum exposure of the Company’s equity method investment in corporate debt securities was approximately $15.6 million. Cumulative gross unrealized gains of investment in corporate debt securities as of March 31, 2023 and December 31, 2022 was approximately $1.0 million and $0.6 million, respectively.
 There were no investments in an unrealized loss position as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
Equity method investment
On September 25, 2017, the Company entered into a commitment to invest in an investment fund (the “OCV Fund”). The primary purpose of the OCV Fund is to provide a limited number of select investors with the opportunity to realize long-

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
term appreciation from public and private companies, with a particular focus on the technology and life science industries. The general activities of the OCV Fund is to buy, sell, hold, and otherwise invest in securities of every kind and nature and rights and options with respect thereto, including, without limitation, stock, notes, bonds, debentures, and evidence of indebtedness; to exercise all rights, powers, privileges, and other incidents of ownership or possession with respect to securities held or owned by the OCV Fund; to enter into, make, and perform all contracts and other undertakings; and to engage in all activities and transactions as may be necessary, advisable, or desirable to carry out the foregoing.
During both the three months ended March 31, 2023 and 2022, the Company received no distributions from OCV.
The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag (including management fees) due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
During the three months ended March 31, 2023 and 2022, the Company recognized a loss from equity method investment of $9.2 million and $0.8 million, net of tax benefit, respectively. The loss during the three months ended March 31, 2023 was primarily the result of losses in the underlying investments and the loss during the three months ended March 31, 2022 was related to management fee expense. During the three months ended March 31, 2023 and 2022, the Company recognized expense for management fees of zero and $0.8 million, respectively, net of tax benefit.
As of March 31, 2023, both of the carrying value and the maximum exposure of the Company’s equity method investment was $100.0 million. As of December 31, 2022, both of the carrying value and the maximum exposure of the Company’s equity method investment was $112.3 million. These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
As a limited partner, the Company’s maximum exposure to loss is limited to its proportional ownership in the partnership. In addition, the Company is not required to contribute any future capital and any expected losses will not be in excess of the capital account. Finally, there are no call or put options, or other types of arrangements, which limit the Company’s ability to participate in losses and returns of the Fund.

5.Fair Value Measurements
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
The Company’s investment in Consensus’ common stock for which the Company elected the fair value option, and the fair value of the Company’s investment in Consensus and subsequent fair value changes, are included in our assets and changes in fair value are recognized in earnings. As the initial carrying value of the investment in Consensus was negative immediately following the Separation, the Company elected the fair value option under ASC 825-10-25 to support the initial recognition of the investment in Consensus at fair value and the negative book value was recorded as a gain at the date of Separation. The fair value of the investment in Consensus is determined using quoted market prices, which is a Level 1 input.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Company has investment in a corporate debt security that does not have a readily determinable fair value because acquired securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The fair value of the corporate debt securities is determined primarily based on significant estimates and assumptions, including Level 3 inputs. As of March 31, 2023 and December 31, 2022, the fair value was determined based upon various probability-weighted scenarios and included an assumption of a 13% discount rate as of March 31, 2023 and December 31, 2022, respectively, and a conversion timeframe of approximately one-year.
The fair value of the Company’s 4.625% Senior Notes and 1.75% Convertible Notes (as defined in Note 7 - Debt) was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 1 inputs. If such information is not available for the 1.75% Convertible Notes, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature.
The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The valuation approaches used to value Level 3 investments considers unobservable inputs in the market such as time to liquidity, volatility, dividend yield, and breakpoints. Significant increases or decreases in either of the inputs in isolation would result in a significantly lower or higher fair value measurement. As of March 31, 2023 and December 31, 2022, the contingent consideration was determined using a 100% probability of payout, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2023	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$292,847	$—	$—	$292,847	$292,847
Short-term investments:
Certificates of deposit	—	3,753	—	3,753	3,753
Investment in Consensus	35,259	—	—	35,259	35,259
Long-term investments:
Investment in corporate debt securities	—	—	16,019	16,019	16,019
Total assets measured at fair value	$328,106	$3,753	$16,019	$347,878	$347,878

Liabilities:
Contingent consideration	$—	$—	$555	$555	$555
Debt:
4.625% Senior Notes	399,203			399,203	456,498
1.75% Convertible Notes	540,237			540,237	543,119
Total liabilities measured at fair value	$939,440	$—	$555	$939,995	$1,000,172

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

December 31, 2022	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$312,010	$—	$—	$312,010	$312,010
Short-term investments:
Investment in Consensus	58,421	—	—	58,421	58,421
Long-term investments:
Investment in corporate debt securities	—	—	15,586	15,586	15,586
Total assets measured at fair value	$370,431	$—	$15,586	$386,017	$386,017

Liabilities:
Contingent consideration	$—	$—	$555	$555	$555
Debt:
4.625% Senior Notes	390,908			390,908	456,400
1.75% Convertible Notes	548,411			548,411	542,653
Total liabilities measured at fair value	$939,319	$—	$555	$939,874	$999,608
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three months ended March 31, 2023 and 2022, there were no transfers that occurred between levels.
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Three months ended
	2023		2022
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$555	$15,586	$5,775	$—
Fair value at date of acquisition	—	—	4,200	—
Fair value adjustments (1)	—	433	112	—
Balance as of March 31	$555	$16,019	$10,087	$—

(1)The fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General and administrative’ on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2023 and 2022. The fair value adjustments to the corporate debt securities in the table above were recorded within ‘Change in fair value on available-for-sale investments, net’ on the Condensed Consolidated Statements of Comprehensive (Loss) Income during the three months ended March 31, 2023 and 2022.

The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominately on Level 3 inputs.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
6.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the three months ended March 31, 2023 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2023	$1,065,989	$525,485	$1,591,474
Goodwill acquired (Note 3)	3,849	—	3,849
Purchase accounting adjustments (1)	513	—	513
Foreign exchange translation	540	1,308	1,848
Balance as of March 31, 2023	$1,070,891	$526,793	$1,597,684

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions.
Goodwill as of March 31, 2023 and December 31, 2022 reflects accumulated impairment losses of $27.4 million and $27.4 million, respectively, in the Digital Media reportable segment.
Intangible Assets Subject to Amortization
As of March 31, 2023, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10 years	$263,060	$130,986	$132,074
Customer relationships (1)	8 years	690,363	497,910	192,453
Other purchased intangibles	8 years	482,501	373,718	108,783
Total		$1,435,924	$1,002,614	$433,310

(1)The Company amortizes customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.
As of December 31, 2022, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10 years	$261,614	$125,422	$136,192
Customer relationships (1)	8 years	687,798	479,741	208,057
Other purchased intangibles	8 years	481,973	363,407	118,566
Total		$1,431,385	$968,570	$462,815

(1)The Company amortizes customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.
Amortization expense, included in General and administrative expense on the Condensed Consolidated Statements of Operations, was approximately $33.3 million and $41.2 million for the three months ended March 31, 2023 and 2022, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
7.Debt
Long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	550,000	550,000
Total Notes	1,010,038	1,010,038
Credit Agreement	—	—
Less: Unamortized discount	(2,690)	(2,764)
Deferred issuance costs	(7,731)	(8,221)
Total long-term debt	$999,617	$999,053
As of March 31, 2023, $550.0 million of principal will mature in 2026 and $460.0 million of principal will mature in 2030.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of March 31, 2023.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Repurchases of 4.625% Senior Notes on the open market were as follows (in thousands):

Three months ended March 31, 2022
Principal repurchased	$54,609
Aggregate purchase price	$55,365
Gain (loss) on repurchase (1)	$(1,220)

(1)Presented within ‘Gain (loss) on debt extinguishment, net” on the Condensed Consolidated Statements of Operations.
Cumulatively as of March 31, 2023, the Company repurchased approximately $290.0 million in aggregate principal of its 4.625% Senior Notes.
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
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of March 31, 2023 and December 31, 2022, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of March 31, 2023, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 5,158,071 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 5 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2023 and December 31, 2022, the estimated fair value of the 1.75% Convertible Notes was approximately $540.2 million and $548.4 million, respectively. Refer to Note 5 - Fair Value Measurements.
The following table provides additional information related to the 1.75% Convertible Notes (in thousands):

	March 31, 2023	December 31, 2022
Principal amount of 1.75% Convertible Notes	$550,000	$550,000
Less: Carrying amount of debt issuance costs	(6,881)	(7,347)
Net carrying amount of 1.75% Convertible Notes	$543,119	$542,653
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended March 31,
	2023	2022
Coupon interest expense	$2,406	$2,406
Amortization of debt issuance costs	466	493
Total interest expense related to 1.75% Convertible Notes	$2,872	$2,899
Accounting for the 1.75% Convertible Notes
On January 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective method. As a result of this adoption, the Company de-recognized the remaining unamortized debt discount of $87.3 million on the 1.75% Convertible Notes and therefore no longer recognizes any amortization of debt discounts as interest expense.
In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million were attributable to the liability component and are being amortized at an effective interest rate of 5.5%, to interest expense through the maturity date. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. Upon adoption of ASU 2020-06, the Company reclassified the $2.8 million from additional paid-in-capital to long-term liability and recorded a cumulative adjustment to retained earnings for amortization from the issuance date through January 1, 2022.
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
At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. The Credit Agreement is secured by an associated collateral agreement that provides for a lien on the majority of the Company’s assets and the assets of the guarantors, in each case, subject to customary exceptions. As of March 31, 2023, there were no amounts outstanding under the Credit Agreement.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold any investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of March 31, 2023.

8.Commitments and Contingencies
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
On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against the Company in the Central District of California (20-cv-06096), alleging violations of federal securities laws. The court appointed a lead plaintiff. The Company moved to dismiss the consolidated class action complaint. The court granted the motion to dismiss and the plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint. On August 8, 2022, the court granted the Company’s motion to dismiss the amended complaint without leave to amend. The lead plaintiff has filed a notice of appeal and appeal briefs have been filed.
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
On March 24, 2021, Fritz Ringling filed a lawsuit in the District of Delaware (21-cv-00421-UNA) asserting substantially similar derivative claims, and on April 8, 2021, the district court consolidated the two actions under the caption In re J2 Global Stockholder Derivative Litigation. No.: 20-cv-01687-LPS. As part of the settlement of the Chancery Court Derivative Action described above, the Company and its directors and officers intend to defend against the remaining claims in other actions.
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
The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has $25.5 million and $24.0 million reserve established for these matters as of March 31, 2023 and December 31, 2022, respectively, which is included within ‘Accounts payable’ and ‘Other long-term liabilities’ on the Company’s Condensed Consolidated Balance Sheet. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.

9.Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was (65.6)% and 16.7% for the three months ended March 31, 2023 and 2022, respectively.
The Company’s effective tax rate for the three months ended March 31, 2023 was impacted disproportionately due to the unrealized loss on the Company’s investment in Consensus, net of the gain on investment, during the first quarter of 2023, which resulted in a discrete tax benefit of approximately $5.0 million. Additionally, the Company recognized a discrete tax benefit of approximately $1.0 million related to the release of reserves for uncertain tax positions.
Conversely, during the three months ended March 31, 2022, the unrealized gain on the Company’s investment in Consensus resulted in no tax expense recognized. The gain was not subject to tax since the Company had the ability at that time to dispose of the investment in a tax-free manner based on guidance and requirements set out by the Internal Revenue Service, within the one-year anniversary of the Separation.
As of March 31, 2023 and December 31, 2022, the Company had $39.8 million and $40.4 million, respectively, in liabilities for uncertain income tax positions included within ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statement of Operations.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheets. The Company’s prepaid taxes were $0.8 million and $3.2 million as of March 31, 2023 and December 31, 2022, respectively. The Company had a current portion of income taxes payable of $16.9 million and $19.7 million as of March 31, 2023 and December 31, 2022, respectively, included within ‘Accounts payable’ on the Condensed Consolidated Balance Sheets. The Company had a long-term portion of income taxes payable of $11.7 million and $11.7 million as of March 31, 2023 and December 31, 2022, respectively, included within ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheets.

10.Stockholders’ Equity
On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans during the years ended December 31, 2021 and 2020 to execute repurchases under the 2020 Program. During the three months ended March 31, 2023 and 2022, the Company repurchased zero and 554,289 shares, respectively, at an aggregate cost of approximately zero and $58.7 million, respectively, (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. Cumulatively as of March 31, 2023, 3,672,846 shares were repurchased at an aggregate cost of $296.9 million (including an immaterial amount of commission fees) under the 2020 Program. These shares were subsequently retired. As a result of the repurchases, the number of shares available for purchase as of March 31, 2023 is 6,327,154 shares of the Company’s common stock.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three months ended March 31, 2023 and 2022, the Company purchased and retired 36,652 and 40,372 shares at an aggregate cost of approximately $2.9 million and $4.1 million, respectively, from plan participants for this purpose.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
11.Share-Based Compensation
The Company’s share-based compensation plans include the 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.
The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of March 31, 2023, 435,135 shares underlying options and 848,874 shares of restricted stock units were outstanding under the 2015 Plan.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
Cost of revenues	$76	$84
Sales and marketing	924	569
Research, development and engineering	783	629
General and administrative	6,619	5,435
Total share-based compensation	$8,402	$6,717
As of March 31, 2023, the Company had unrecognized share-based compensation cost of approximately $66.2 million associated with these restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.6 for restricted stock awards and 4.2 for restricted stock units.
Restricted Stock
The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and four to eight years for the Chief Executive Officer. The Company granted 271,614 and 112,324 shares of restricted stock and restricted units (excluding awards with market conditions below) during the three months ended March 31, 2023 and 2022, respectively.
The Company has awarded certain key employees market-based restricted stock and market-based restricted stock units pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-days and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the three months ended March 31, 2023, the Company awarded 167,606 market-based restricted stock units at stock price targets ranging from $83.61 to $103.76 per share. During the three months ended March 31, 2022, the Company awarded 100,193 market-based restricted stock units at stock price targets ranging from $107.97 to $138.73 per share. The per share weighted average grant-date fair values of the market-based restricted stock units granted during the three months ended March 31, 2023 and 2022 were $70.07 and $87.11, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The weighted-average fair values of market-based restricted stock units granted have been estimated utilizing the following assumptions:

	March 31, 2023	March 31, 2022
Underlying stock price at valuation date	$77.80	$99.32
Expected volatility	32.0%	36.7%
Risk-free interest rate	4.1%	1.8%

Restricted stock award activity for the three months ended March 31, 2023 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	311,281	$59.90
Vested	(36,380)	$100.41
Nonvested at March 31, 2023	274,901	$58.43

Restricted stock unit activity for the three months ended March 31, 2023 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	464,354
Granted	439,220
Vested	(53,299)
Canceled	(1,401)
Outstanding at March 31, 2023	848,874	3.4	$66,508,434
Vested and expected to vest at March 31, 2023	705,218	3.2	$54,788,467

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
12.(Loss) Earnings Per Share
The components of basic and diluted earnings (loss) per share are as follows (in thousands, except share and per share data):

	Three months ended March 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net (loss) income per common share:
Net (loss) income	$(7,627)	$(7,627)	$24,537	$24,537
Net income available to participating securities (1)	—	—	(11)	(11)
1.75% Convertible Notes interest expense (after-tax)	—	—	—	2,186
Net (loss) income available to the Company’s common shareholders	$(7,627)	$(7,627)	$24,526	$26,712
Denominator:
Basic weighted-average outstanding shares of common stock	46,987,249	46,987,249	47,054,411	47,054,411
Diluted effect of:
Equity incentive plans	—	—	—	192,835
Convertible debt	—	—	—	5,158,071
Diluted weighted-average outstanding shares of common stock	46,987,249	46,987,249	47,054,411	52,405,317

Net (loss) income per share	$(0.16)	$(0.16)	$0.52	$0.51

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
For the three months ended March 31, 2023 and March 31, 2022, there were 1,830,097 and zero shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive. For the three months ended March 31, 2023, there were 5,158,071shares related to convertible debt excluded from the calculation as they were anti-dilutive. For the three months ended March 31, 2022, these shares were included in diluted shares because they were dilutive under the if-converted method for the diluted net income per share calculation of convertible debt instruments.

13.Segment Information
The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). The Company aggregates its operating segments into two reportable segments: Digital Media and Cybersecurity and Martech.
The accounting policies of the businesses are the same as those described in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023. The Company evaluates performance based on revenue and profit or loss from operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Three months ended March 31,
	2023	2022
Revenue by reportable segment:
Digital Media	$234,211	$234,827
Cybersecurity and Martech	73,016	80,494
Elimination of inter-segment revenues	(85)	(253)
Total segment revenues	307,142	315,068
Corporate (1)	—	—
Total revenues	$307,142	$315,068

Operating costs and expenses by reportable segment (2):
Digital Media	205,742	202,707
Cybersecurity and Martech	61,413	68,166
Elimination of inter-segment operating expenses	(85)	(253)
Total segment operating expenses	267,070	270,620
Corporate (1)	13,757	13,886
Total operating costs and expenses	280,827	284,506

Operating income by reportable segment:
Digital Media operating income	28,469	32,120
Cybersecurity and Martech operating income	11,603	12,328
Total segment operating income	40,072	44,448
Corporate (1)	(13,757)	(13,886)
Income from operations	$26,315	$30,562

(1)Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.
(2)Operating expenses for each segment include cost of sales and other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization, and other administrative expenses.

14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Non-cash investing activity:
Property and equipment, accrued but unpaid	$55	$205
Right-of-use assets acquired in exchange for operating lease obligations	$—	$2,673

Supplemental data (in thousands):

	Three months ended March 31,
	2023	2022
Interest paid	$—	$632
Income taxes paid, net of refunds	$5,329	$4,344

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
15.Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the three months ended March 31, 2023 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2023	$441	$(85,814)	$(85,373)
Other comprehensive income	324	3,713	4,037
Balance as of March 31, 2023	$765	$(82,101)	$(81,336)
There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.

16.Related Party Transactions
Consensus
As of March 31, 2023 and December 31, 2022, the Company held approximately 1.0 million and 1.1 million shares of the common stock of Consensus, respectively, representing approximately 5% of the Consensus outstanding common stock. The Company determined that Consensus was no longer a related party after September 30, 2022. Related party transactions with Consensus through September 30, 2022 are included within the disclosures below.
In preparation for and in executing the Separation, the Company incurred transaction-related costs, some of which were, reimbursed by Consensus. These transaction costs primarily related to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax, and legal functions. In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement. The transition services agreement governs services including certain information technology services, finance and accounting services, and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services, and nearly all such services were terminated without extension twelve months after the Separation. During the three months ended March 31, 2022, the Company recorded an offset to expense of approximately $1.2 million from Consensus related to the transition services agreement within ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations. Further, the Company assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis remained the lessee under this lease and its obligations remained in place through October 7, 2022, after which time Consensus took over the lease in full. During the three months ended March 31, 2022, the Company recorded an offset to lease expense of approximately $0.4 million related to this lease, however, Consensus paid the landlord directly (other than an immaterial amount of sublease payments from Ziff Davis to Consensus).
OCV
On September 25, 2017, the Company entered into a commitment to invest in the OCV Fund. During the three months ended March 31, 2023 and 2022, the Company recognized expense for management fees of zero and $0.8 million, net of tax benefit, respectively. During both the three months ended March 31, 2023 and 2022, the Company received no distributions from OCV.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.
Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:
◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, including the possibility of an economic downturn or recession, continuing inflation, supply chain disruptions, and other factors and their related impacts on customer acquisition and retention rates, customer usage levels, and credit and debit card payment declines;
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
◦Manage certain risks associated with environmental, social and governmental matters, including related reporting obligations, that could adversely affect our reputation and performance; and
◦Recruit and retain key personnel.
In addition, other factors that could cause actual results to differ materially from those anticipated in these forward-looking statements or materially impact our financial results include the risks associated with new accounting pronouncements, as well as those associated with natural disasters, public health crises, pandemics, and other catastrophic events outside of our control.

Overview
Ziff Davis, Inc. was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “the Company”, “our”, “us” or “we”), is a vertically focused digital media and internet company whose portfolio includes brands in technology, shopping, gaming and entertainment, connectivity, health, cybersecurity, and martech. Our Digital Media business specializes in the technology, shopping, gaming and entertainment, connectivity and healthcare markets, offering content, tools and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy, and marketing technology.
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

Performance Metrics
Revenues from customers classified by revenue source are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Digital Media
Advertising	$156,082	$170,067
Subscription	69,148	55,576
Other	8,981	9,184
Total Digital Media revenues	$234,211	$234,827

Cybersecurity and Martech
Subscription	$73,016	$80,494
Total Cybersecurity and Martech revenues	$73,016	$80,494

Elimination of inter-segment revenues	(85)	(253)
Total Revenues	$307,142	$315,068
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
The following table sets forth certain key operating metrics for our Digital Media advertising business for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Net advertising revenue retention (1)	91.2%	106.6%
Advertisers (2)	1,737	1,950
Quarterly revenue per advertiser (3)	$89,857	$87,214

(1)    Net advertising revenue retention equals (i) the trailing twelve months revenue recognized related to prior year advertisers in the current year period (excluding revenue from acquisitions during the stub period) divided by (ii) the trailing twelve months revenue recognized related to prior year advertisers in the prior year period (excluding revenue from acquisitions during the stub period). This excludes advertisers that generated less than $10,000 of revenue in the measurement period.
(2)    Excludes advertisers that spent less than $2,500 in the quarter within certain divisions.
(3)    Represents total gross quarterly advertising revenues divided by advertisers as defined in footnote (2).

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Subscribers (in thousands) (1)	3,016	2,131
Average quarterly revenue per subscriber (2)	$47.14	$63.85
Churn rate (3)	3.28%	3.22%

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
(3)    Churn rate is calculated as (i) the average revenue per subscription in the prior month multiplied by the number of cancellations in the current month, calculated at each business and aggregated; divided by (ii) subscription revenue in the current month, calculated at each business and aggregated. For Ookla, the churn rate calculation included in consolidated churn rate calculation includes the sum of the monthly revenue from the specific cancelled agreements in the numerator.

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2022 Annual Report on Form 10-K filed with the SEC on March 1, 2023. During the three months ended March 31, 2023, there were no significant changes in our critical accounting policies and estimates. See Note 1 - Basis of Presentation and Overview to the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company.

Results of Operations for the Three Months Ended March 31, 2023
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
Revenues

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2023	2022
Revenues	$307,142	$315,068	(2.5)%
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
Our revenues decreased during the three months ended March 31, 2023 compared to the 2022 period primarily due to declines in advertising revenue in our Digital Media business and subscription revenue in our Cybersecurity and Martech businesses, partially offset by a subscription revenue increase in the Digital Media business. Included in revenue during the three months ended March 31, 2023, was $12.0 million of incremental revenue contributed by businesses acquired during 2022.
Cost of Revenues

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2023	2022
Cost of revenue	$45,730	$46,100	(0.8)%
As a percent of revenue	14.9%	14.6%
Cost of revenues is primarily comprised of costs associated with content fees, production costs, and hosting costs. The decrease in cost of revenues for the three months ended March 31, 2023, compared to the 2022 period was driven by the decline in revenue and is primarily due to a decrease in content fees, campaign fulfillment expenses, computer related expenses, and lower software purchases and license fees in the Digital Media business as well as a decrease in outside services fees and employee related expenses in the Cybersecurity and Martech business, partially offset by an increase associated with newly acquired businesses and advertising inventory costs in other Digital Media businesses.
Sales and Marketing

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2023	2022
Sales and Marketing	$115,920	$117,762	(1.6)%
As a percent of revenue	37.7%	37.4%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. The decrease in sales and marketing expenses during the three months ended March 31, 2023 compared to the 2022 period was primarily due to a decrease in product development expenses and sales department related expenses.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2023	2022
Research, Development, and Engineering	$17,914	$18,427	(2.8)%
As a percent of revenue	5.8%	5.8%
Our research, development, and engineering costs consist primarily of personnel-related expenses. The decrease in research, development, and engineering costs for the three months ended March 31, 2023 compared to the 2022 period was primarily due to a decrease in engineering costs as more costs were capitalized in 2023 than in 2022.
General and Administrative

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2023	2022
General and Administrative	$101,263	$102,217	(0.9)%
As a percent of revenue	33.0%	32.4%
Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance, and insurance costs. The decrease in general and administrative expense for the three months ended March 31, 2023 compared to the 2022 period was primarily due to lower depreciation and amortization expense and lower office rental expense, offset by an increase in personnel-related expenses.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
Cost of revenues	$76	$84
Sales and marketing	924	569
Research, development and engineering	783	629
General and administrative	6,619	5,435
Total share-based compensation expense	$8,402	$6,717

Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,		Percentage Change
	2023	2022
Interest expense, net	$(4,480)	$(10,290)	(56.5)%
Loss on debt extinguishment, net	—	(1,220)	(100.0)%
Unrealized (loss) gain on short-term investments held at the reporting date, net	(20,345)	8,951	(327.3)%
Gain on investments, net	357	—	100.0%
Other (loss) income, net	(908)	2,399	(137.8)%
Total non-operating expense	$(25,376)	$(160)	15,760.0%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net was $4.5 million and $10.3 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense, net decreased during the three months ended March 31, 2023 compared to the 2022 period primarily due to higher interest income as a result of higher interest rates and a higher amount of cash and cash equivalents during the first quarter of 2023, compared to the first quarter of 2022, partially offset by approximately $1.7 million less interest expense from the 4.625% Senior Notes related to a lower principal balance over the period as the notes were repurchased.
Loss on debt extinguishment, net. Loss on debt extinguishment, net was zero and $1.2 million during the three months ended March 31, 2023 and 2022, respectively. The loss on debt extinguishment during the three months ended March 31, 2022 related to the repurchases of the 4.625% Senior Notes.
Unrealized (loss) gain on short-term investments held at the reporting date, net. Unrealized loss on short-term investment held at the reporting date, net was $20.3 million during the three months ended March 31, 2023 compared to an unrealized gain of $9.0 million during the three months ended March 31, 2022. The unrealized (loss) gain recorded in both periods represents the change in fair value of our investment in Consensus.
Gain on investments, net. Gain on investments, net is generated from gains from investments in equity and debt securities. Gain on investments, net was $0.4 million and zero for the three months ended March 31, 2023 and 2022, respectively. Our gain on investments, net during the three months ended March 31, 2023 related to the sale of shares of Consensus stock on the open market during the first quarter of 2023.
Other (loss) income, net. Other (loss) income, net is primarily from miscellaneous items and gains or losses on foreign currency exchange. Other (loss) income, net was $(0.9) million and $2.4 million for three months ended March 31, 2023 and 2022, respectively. The change was primarily attributable to changes in gains or losses on currency exchange.
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
Provision for income taxes amounted to income tax benefit (expense) of $0.6 million and $(5.1) million for three months ended March 31, 2023 and 2022, respectively. Our effective tax rate was (65.6)% and 16.7% for the three months ended March 31, 2023 and 2022, respectively.
The decrease in our effective income tax rate for the three months ended March 31, 2023 compared to the 2022 period was primarily attributable to the following:
1.a decrease in our effective income tax rate during 2023 due to the unrealized loss on our investment in Consensus that resulted in a discrete tax benefit of approximately $5.0 million; and
2.a decrease in our effective income tax rate during 2023 due to the release of reserves for uncertain tax positions with no similar event during the three months ended March 31, 2022; partially offset by

3.an increase in our effective income tax rate during 2023 due to a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.
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
Equity Method Investment
Loss from equity method investment, net. Loss or gain from equity method investment is generated from our investment in the OCV Fund for which we receive annual audited financial statements. The investment in the OCV Fund is presented net of tax and on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
Loss from equity method investment, net was $9.2 million and $0.8 million, net of tax benefit for the three months ended March 31, 2023 and 2022, respectively. The increase in loss from equity method investment, net during the three months ended March 31, 2023 compared to the 2022 period was primarily due to a decrease in the value of the underlying investments.
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
Digital Media
The financial results are presented as follows (in thousands):

	Three months ended March 31,
	2023	2022
External sales	$234,126	$234,695
Inter-business sales	85	132
Total sales	234,211	234,827
Operating costs and expenses	205,742	202,707
Operating income	$28,469	$32,120
Digital Media’s net sales of $234.1 million for the three months ended March 31, 2023 decreased $0.6 million, or 0.2%, compared to the 2022 period primarily due to an organic decline in certain businesses, offset by $12.0 million of incremental revenue during the three months ended March 31, 2023 contributed by businesses acquired in 2022. The Company considers revenue from an acquired business to become organic revenue in the first month in which the Company can compare a full month in the current year against a full month under its ownership in a prior year.
Digital Media’s operating costs and expenses of $205.7 million for the three months ended March 31, 2023 increased $3.0 million, or 1.5%, compared to the 2022 period primarily due to higher software amortization expense.
As a result of these factors, Digital Media’s operating income of $28.5 million for the three months ended March 31, 2023 decreased $3.7 million, or 11.4%, compared to the 2022 period.

Cybersecurity and Martech
The financial results are presented as follows (in thousands):

	Three months ended March 31,
	2023	2022
External sales	$73,016	$80,373
Inter-business sales	—	121
Total sales	73,016	80,494
Operating costs and expenses	61,413	68,166
Operating income	$11,603	$12,328
Cybersecurity and Martech’s net sales of $73.0 million for the three months ended March 31, 2023 decreased $7.4 million, or 9.2%, compared to the 2022 period primarily due to the organic decline in certain businesses during the three months ended March 31, 2023.
Cybersecurity and Martech’s operating costs and expenses of $61.4 million for the three months ended March 31, 2023 decreased $6.8 million, or 9.9%, compared to the 2022 period primarily due to lower sales and marketing expenses and lower general and administrative expenses, including lower depreciation and amortization expense.
As a result of these factors, Cybersecurity and Martech’s operating income of $11.6 million for the three months ended March 31, 2023 decreased $0.7 million, or 5.9%, from the 2022 period.

Liquidity and Capital Resources
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$721,502	$652,793
Short-term investments	39,012	58,421
Long-term investments	116,062	127,871
	$876,576	$839,085
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash, cash equivalents, and investments held in domestic jurisdiction	$709,783	$671,587
Cash, cash equivalents, and investments held in foreign jurisdiction	166,793	167,498
Cash, cash equivalents, and investments	$876,576	$839,085
For information on short-term and long-term investments of the Company, refer to Note 4 - Investments to the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.
Financings
As of March 31, 2023 and December 31, 2022, there were no amounts drawn under the Credit Agreement.
During the three months ended March 31, 2022, the Company repurchased approximately $54.6 million in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $55.4 million. No repurchases of 4.625% Senior Notes were effectuated during the three months ended March 31, 2023.
Material Cash Requirements
Ziff Davis’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on its property and equipment and holdback amounts in connection with certain business acquisitions. As of March 31, 2023, we and our subsidiaries had outstanding $1.0 billion in aggregate principal amount of indebtedness. As of March 31, 2023, our total future minimum lease payments are $54.3 million, of which approximately $22.1 million are due in the succeeding twelve months. There were no material changes to our cash requirements during the three months ended March 31, 2023.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and stock repurchases, if any, for at least the next 12 months.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. The following table provides a summary of cash flows from operating, investing, and financing activities (in millions):

	Three months ended March 31,		Change
	2023	2022
Net cash provided by operating activities	$115,307	$116,511	$(1,204)
Net cash used in investing activities	$(38,791)	$(58,638)	$19,847
Net cash used in financing activities	$(9,483)	$(120,708)	$111,225
Operating Activities
Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $1.2 million decrease in net cash provided by operating activities during the three months ended March 31, 2023 compared to the 2022 period was primarily related to a net decrease in collections from our customers due to timing, partially offset by the effect of timing of payments to our vendors and increase in deferred revenue balances.
Investing Activities
The $19.8 million decrease in net cash used in investing activities during the three months ended March 31, 2023 compared to the 2022 period was primarily related to lower cash used on business acquisitions during the three months ended March 31, 2023 compared to the 2022 period.
Financing Activities
The $111.2 million decrease in net cash used in financing activities during the three months ended March 31, 2023 compared to the 2022 period was primarily related to repurchases of our 4.625% Senior Notes and repurchases of common stock on the open market during the three months ended March 31, 2022, both of which did not recur in 2023 period.
Stock Repurchase Program
On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program.
During the three months ended March 31, 2023, no shares were repurchased under the 2020 Program. As a result of the Company’s share repurchases, the number of shares of the Company’s common stock available for purchase as of March 31, 2023 is 6,327,154 shares.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Ziff Davis undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2022 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2023.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2023, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as, demand deposit accounts with maturities of 90 days or less of $721.5 million and $652.8 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Market Risk
Our investment in Consensus, which has a carrying value of approximately $35.3 million as of March 31, 2023, is based upon the quoted market price of Consensus common stock. Our results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market.
Gains (losses) on the investment in Consensus were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Realized gains on securities sold during the period	$357	$—
Unrealized (loss) gain recognized during the period on equity securities held at the reporting date	$(20,345)	$8,951
The carrying value of the investment in Consensus as of March 31, 2023 was $35.3 million, or approximately 1.0% of the Company’s consolidated total assets. A $2.00 increase or decrease in the share price of Consensus common stock would result in an unrealized gain or loss, respectively, of approximately $2.1 million.
Foreign Currency Risk
We conduct business in certain foreign markets, primarily in Canada, the United Kingdom, Australia, and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily Canadian Dollar, British Pound Sterling, the Australian Dollar, Euro, Japanese Yen, the New Zealand Dollar, and the Norwegian Kroner. If we are unable to settle our inter-company debts in a timely manner, we remain exposed to foreign currency fluctuations.
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
During the three months ended March 31, 2023 and 2022, foreign exchange gains amounted to $0.8 million and $2.3 million, respectively.
Cumulative translation adjustments, net of tax, included in other comprehensive (loss) income for the three months ended March 31, 2023 and 2022 were $(3.7) million and $6.3 million, respectively.
We currently do not have derivative financial instruments for hedging, speculative, or trading purposes and, therefore, are not subject to such hedging risk. However, we may in the future engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As of March 31, 2023, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
During the quarter ended March 31, 2023, we migrated our Digital Media reportable segment onto the Company’s existing Enterprise Resource Planning (“ERP”) system. Consequently, certain business process controls have been modified to incorporate the controls contained within the ERP system. We do not believe this implementation has had or will have a material adverse effect on our internal control over financial reporting. Except for the foregoing, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings
See discussion of legal proceedings in Note 8 – Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
There has not been material change in our risk factors since filing of our Annual Report on Form 10-K for the year ended December 31, 2022, except for the risk factor set forth below.
The collapse of certain banks and potentially other financial institutions may adversely impact us.
On March 10, 2023, Silicon Valley Bank ("SVB") was shut down, followed on March 12, 2023, by Signature Bank, and on May 1, 2023, by First Republic Bank. The Federal Deposit Insurance Corporation was appointed as receiver for these banks. Since that time, there have been reports of instability at other banks across the globe. Despite the steps taken to date by U.S. agencies to protect depositors, the follow-on effects of the events surrounding the SVB, Signature Bank, and First Republic Bank failures, and pressures on other banks, are unknown, could include failures of other financial institutions to which we face direct exposure, and may lead to significant disruptions to our operations, financial position, and reputation. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We are taking steps to identify any potential impact and minimize any disruptions to our operations. However, we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from the foregoing events or other impacts on financial institutions.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
 None.
Issuer Purchases of Equity Securities
On August 6, 2020, the Board approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the three months March 31, 2023, zero shares were repurchased under the 2020 Program.
Cumulatively, as of March 31, 2023, the Company repurchased 3,672,846 shares at an aggregate cost of $296.9 million (including an immaterial amount of commission fees) under the 2020 Program, which were subsequently retired. See Note 10 - Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1of Part II.
As a result of the Company’s share repurchases, the number of shares of the Company’s common stock available for purchase under the 2020 Program is 6,327,154 shares.

The following table details the repurchases that were made under and outside the 2020 Program during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program(2)
January 1, 2023 - January 31, 2023	14,021	$79.40	—	6,327,154
February 1, 2023 - February 28, 2023	246	$93.51	—	6,327,154
March 1, 2023 - March 31, 2023	22,385	$77.85	—	6,327,154
Total	36,652		—	6,327,154

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
3.1
Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed on June 10, 2014. (File No. 0-25965))

3.2
Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 1, 2019 (File 0-25965))

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 7, 2021 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

3.4	Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Ziff Davis’ Current Report on Form 8-K filed on May 10, 2023 (File No. 0-25965))
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS, INC.
(registrant)

Date:	May 10, 2023	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2023	By:	/s/ LAYTH TAKI
Layth Taki
Chief Accounting Officer
(Principal Accounting Officer)