Form 10-Q
period 2023-06-30
ZIFF DAVIS, INC.
filed 2023-08-04
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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

There were 46,482,817 shares outstanding of the Registrant’s common stock as of July 31, 2023.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2023

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$679,090	$652,793
Short-term investments	35,816	58,421
Accounts receivable, net of allowances of $7,511 and $6,868, respectively	285,909	304,739
Prepaid expenses and other current assets	74,044	68,319
Total current assets	1,074,859	1,084,272
Long-term investments	114,356	127,871
Property and equipment, net of accumulated depreciation of $296,223 and $255,586, respectively	192,380	178,184
Intangible assets, net	401,639	462,815
Goodwill	1,599,896	1,591,474
Deferred income taxes	8,561	8,523
Other assets	77,598	80,131
TOTAL ASSETS	$3,469,289	$3,533,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$127,145	$120,829
Accrued employee related costs	33,659	42,178
Other accrued liabilities	52,702	39,539
Income taxes payable, current	11,052	19,712
Deferred revenue, current	188,725	187,904
Other current liabilities	22,760	22,286
Total current liabilities	436,043	432,448
Long-term debt	1,000,178	999,053
Deferred revenue, noncurrent	8,303	9,103
Income taxes payable, noncurrent	8,486	11,675
Deferred income taxes	58,198	79,007
Other long-term liabilities	95,399	109,373
TOTAL LIABILITIES	1,606,607	1,640,659
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 46,402,143 and 47,269,446 shares at June 30, 2023 and December 31, 2022, respectively.	464	473
Additional paid-in capital	448,920	439,681
Treasury stock, at cost (zero and zero shares, at June 30, 2023 and December 31, 2022, respectively).	—	—
Retained earnings	1,492,879	1,537,830
Accumulated other comprehensive loss	(79,581)	(85,373)
TOTAL STOCKHOLDERS’ EQUITY	1,862,682	1,892,611
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,469,289	$3,533,270

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total revenues	$326,016	$337,356	$633,158	$652,424
Operating costs and expenses:
Cost of revenues	47,421	46,004	93,151	92,104
Sales and marketing	119,934	123,777	235,854	241,539
Research, development, and engineering	17,817	19,721	35,731	38,148
General and administrative	101,949	101,967	203,212	204,184
Total operating costs and expenses	287,121	291,469	567,948	575,975
Income from operations	38,895	45,887	65,210	76,449
Interest expense, net	(10,483)	(9,569)	(14,963)	(19,859)
Gain on debt extinguishment, net	—	2,613	—	1,393
Unrealized loss on short-term investments held at the reporting date, net	(3,196)	(27,317)	(23,541)	(18,366)
(Loss) gain on investments, net	—	(48,243)	357	(48,243)
Other (loss) income, net	(1,503)	6,345	(2,411)	8,744
Income (loss) before income taxes and loss from equity method investment, net	23,713	(30,284)	24,652	118
Income tax expense	(6,461)	(10,051)	(5,845)	(15,131)
Loss from equity method investment, net	(573)	(6,101)	(9,755)	(6,886)
Net income (loss)	$16,679	$(46,436)	$9,052	$(21,899)

Net income (loss) per common share:
Basic	$0.36	$(0.99)	$0.19	$(0.47)
Diluted	$0.36	$(0.99)	$0.19	$(0.47)
Weighted average shares outstanding:
Basic	46,798,800	46,978,709	46,892,504	47,016,351
Diluted	46,798,800	46,978,709	46,892,504	47,016,351

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$16,679	$(46,436)	$9,052	$(21,899)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	2,468	(24,265)	6,181	(30,530)
Consensus separation adjustment	—	—	—	4,056
Change in fair value on available-for-sale investments, net of tax benefit of $239 and $130 for the three and six months ended June 30, 2023, respectively.	(713)	—	(389)	—
Other comprehensive income (loss), net of tax	1,755	(24,265)	5,792	(26,474)
Comprehensive (loss) income	$18,434	$(70,701)	$14,844	$(48,373)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2023	2022
Net income (loss)	$9,052	$(21,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	111,479	118,943
Non-cash operating lease costs	5,924	5,913
Share-based compensation	17,619	14,420
Provision for credit losses on accounts receivable	1,819	(1,376)
Deferred income taxes, net	(18,330)	(10,266)
Gain on extinguishment of debt	—	(1,393)
Loss from equity method investments	9,755	6,886
Unrealized loss on short-term investments held at the reporting date, net	23,541	18,366
(Gain) loss on investments, net	(357)	48,243
Other	3,834	2,106
Decrease (increase) in:
Accounts receivable (includes $0 and $8,351 with related parties)	20,470	77,168
Prepaid expenses and other current assets	(13,038)	5,804
Other assets	(4,030)	(4,990)
Increase (decrease) in:
Accounts payable	(1,332)	(36,504)
Deferred revenue	(1,777)	(11,882)
Accrued liabilities and other current liabilities	(9,594)	(17,055)
Net cash provided by operating activities	155,035	192,484
Cash flows from investing activities:
Purchases of property and equipment	(55,250)	(53,876)
Acquisition of businesses, net of cash received	(9,492)	(92,425)
Investment in available-for-sale securities	—	(15,000)
Proceeds from sale of equity investments	3,174	—
Other	(3,753)	—
Net cash used in investing activities	(65,321)	(161,301)
Cash flows from financing activities:
Payment of debt	—	(72,853)
Proceeds from term loan	—	89,991
Debt extinguishment costs	—	(756)
Repurchase of common stock	(62,678)	(76,345)
Issuance of common stock under employee stock purchase plan	4,724	5,235
Proceeds from exercise of stock options	—	148
Deferred payments for acquisitions	(6,679)	(7,094)
Other	21	(5)
Net cash used in financing activities	(64,612)	(61,679)
Effect of exchange rate changes on cash and cash equivalents	1,195	(16,056)
Net change in cash and cash equivalents	26,297	(46,552)
Cash and cash equivalents at beginning of period	652,793	694,842
Cash and cash equivalents at end of period	$679,090	$648,290

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended June 30, 2023
							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, April 1, 2023	47,286,093	$473	$444,813	—	$—	$1,530,665	$(81,336)	$1,894,615
Net income	—	—	—	—	—	16,679	—	16,679
Other comprehensive loss, net of tax expense of $239	—	—	—	—	—	—	1,755	1,755
Issuance of restricted stock, net	9,370	—	(430)	—	—	73	—	(357)
Issuance of shares under employee stock purchase plan	87,098	1	4,724	—	—	—	—	4,725
Repurchase of common stock	—	—	—	980,418	(63,900)	—	—	(63,900)
Retirement of common stock	(980,418)	(10)	(9,353)	(980,418)	63,900	(54,537)	—	—
Share-based compensation	—	—	9,217	—	—	—	—	9,217
Other, net	—	—	(51)	—	—	(1)	—	(52)
Balance, June 30, 2023	46,402,143	$464	$448,920	—	—	$1,492,879	$(79,581)	$1,862,682

	Three months ended June 30, 2022
							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, April 1, 2022	46,952,300	$470	$415,653	—	$—	$1,508,802	$(59,431)	$1,865,494
Net loss	—	—	—	—	—	(46,436)	—	(46,436)
Other comprehensive loss, net of tax expense of zero	—	—	—	—	—	—	(24,265)	(24,265)
Issuance of restricted stock, net	354,407	3	(3)	—	—	—	—	—
Issuance of shares under employee stock purchase plan	76,741	1	5,234	—	—	—	—	5,235
Repurchase of common stock	—	—	—	182,247	(12,652)	—	—	(12,652)
Retirement of common stock	(192,111)	(2)	(2,483)	(182,247)	12,652	(11,050)	—	(883)
Share-based compensation	—	—	7,703	—	—	—	—	7,703
Balance, June 30, 2022	47,191,337	$472	$426,104	—	—	$1,451,316	$(83,696)	$1,794,196

	Six months ended June 30, 2023
							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, January 1, 2023	47,269,446	$473	$439,681	—	$—	$1,537,830	$(85,373)	$1,892,611
Net income	—	—	—	—	—	9,052	—	9,052
Other comprehensive loss, net of tax expense of $130	—	—	—	—	—	—	5,792	5,792
Issuance of restricted stock, net	26,017	—	(3,766)	—	—	534	—	(3,232)
Issuance of shares under employee stock purchase plan	87,098	1	4,724	—	—	—	—	4,725
Repurchase of common stock	—	—	—	980,418	(63,900)	—	—	(63,900)
Retirement of common stock	(980,418)	(10)	(9,353)	(980,418)	63,900	(54,537)	—	—
Share-based compensation	—	—	17,619	—	—	—	—	17,619
Other, net	—	—	15	—	—	—	—	15
Balance, June 30, 2023	46,402,143	$464	$448,920	—	—	$1,492,879	$(79,581)	$1,862,682

	Six months ended June 30, 2022
							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, January 1, 2022	47,440,137	$474	$509,122	$—	$—	$1,515,358	$(57,222)	$1,967,732
Reclassification of the equity component of 1.75% Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(88,137)	—	—	23,436	—	(64,701)
Net loss	—	—	—	—	—	(21,899)	—	(21,899)
Other comprehensive loss, net of tax expense of zero	—	—	—	—	—	—	(30,530)	(30,530)
Issuance of restricted stock, net	455,792	4	(4)	—	—	—	—	—
Issuance of shares under employee stock purchase plan	76,741	1	5,234	—	—	—	—	5,235
Repurchase of common stock	—	—	—	736,536	(71,337)	—	—	(71,337)
Retirement of common stock	(786,772)	(7)	(14,663)	(736,536)	71,337	(61,675)	—	(5,008)
Share-based compensation	—	—	14,420	—	—	—	—	14,420
Exercise of stock options	5,439	—	148	—	—	—	—	148
Other, net	—	—	(16)	—	—	(3,904)	4,056	136
Balance, June 30, 2022	47,191,337	$472	$426,104	$—	$—	$1,451,316	$(83,696)	$1,794,196
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
 Impairment or Disposal of Long-Lived Assets
The Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. During the three months ended June 30, 2023 and 2022, and the six months ended June 30, 2023 and 2022, the Company recorded an impairment of approximately $0.2 million, $0.2 million, $2.0 million, and $0.2 million, respectively, related to certain operating lease right-of-use assets and other definite-lived intangibles. The Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a permanent “remote” or “partial remote” work model. The impairment is presented in general and administrative expense on the Condensed Consolidated Statement of Operations.
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
Revenues from external customers classified by revenue source are as follows (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Digital Media
Advertising	$175,083	$189,198	$331,165	$359,265
Subscription	68,161	58,901	137,309	114,477
Other	9,626	10,601	18,607	19,785
Total Digital Media revenues	$252,870	$258,700	$487,081	$493,527

Cybersecurity and Martech
Subscription	$73,196	$78,910	$146,212	$159,404
Total Cybersecurity and Martech revenues	$73,196	$78,910	$146,212	$159,404

Elimination of inter-segment revenues	(50)	(254)	(135)	(507)
Total Revenues	$326,016	$337,356	$633,158	$652,424

Timing of revenue recognition
Point in time	$11,661	$9,202	$23,182	$18,185
Over time	314,355	328,154	609,976	634,239
Total	$326,016	$337,356	$633,158	$652,424
The Company has recorded $30.3 million and $49.8 million of revenue for the three months ended June 30, 2023 and 2022, respectively, and $95.4 million and $122.7 million of revenue for the six months ended June 30, 2023 and 2022, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
Transaction Price Allocation to Future Performance Obligations
As of June 30, 2023, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $15.6 million and is expected to be recognized as follows: 60% by December 31, 2023, 38% by December 31, 2025, and 2% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of a contract with original expected duration of twelve months or less or portions of the contract that remain subject to cancellations.

3.Business Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.
2023 Acquisitions
The Company completed two immaterial Digital Media acquisitions during the six months ended June 30, 2023, paying the purchase price in cash in each transaction.
The Condensed Consolidated Statement of Operations since the date of each acquisition and the Condensed Consolidated Balance Sheets as of June 30, 2023, reflect the results of operations of the 2023 acquisitions. The initial accounting for the 2023 acquisitions is incomplete due to timing of available information and is subject to change. The Company has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names and customer relationships), preliminary acquisition date working capital, and related tax items.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Goodwill recognized associated with these acquisitions during the six months ended June 30, 2023 was $6.6 million, all of which is expected to be deductible for income tax purposes. Approximately $7.2 million of definite-lived intangibles were recorded in connection with the acquisitions during the six months ended June 30, 2023.
2022 Acquisitions
The Company completed the following acquisitions during the six months ended June 30, 2022, paying the purchase price in cash in each transaction: (a) a purchase of 100% of equity interests of Lifecycle Marketing Group Limited, acquired on January 21, 2022, a United Kingdom-based portfolio of pregnancy and parenting brands, including Emma’s Diary and Health Professional Academy, reported within our Digital Media segment; (b) a purchase of 100% of equity interests of FitNow, Inc, acquired on June 2, 2022, a Massachusetts-based provider of weight loss products and support, reported within our Digital Media segment; and (c) two other immaterial Digital Media acquisitions. During the six months ended June 30, 2023, the purchase price accounting was finalized for these acquisitions.
The Condensed Consolidated Statement of Operations since the date of each acquisition reflects the results of operations of all 2022 acquisitions. For the six months ended June 30, 2022, these acquisitions contributed $7.4 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $107.1 million, net of cash acquired and assumed liabilities.
The following table summarizes the allocation of the purchase consideration for all 2022 acquisitions as of June 30, 2022 (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$6,703
Prepaid expenses and other current assets	897
Property and equipment	370
Trade names	11,902
Customer relationships	22,170
Other intangibles	16,830
Goodwill	81,725
Other long-term assets	11
Accounts payable and accrued expenses	(3,383)
Deferred revenue	(19,274)
Deferred tax liability	(10,485)
Other long-term liabilities	(326)
Total	$107,140
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its acquisitions during the three and six months ended June 30, 2022 as if each acquisition had occurred on January 1, 2022 (in thousands, except per share amounts):

	Three months ended June 30, 2022	Six months ended June 30, 2022
	(unaudited)	(unaudited)
Revenues	$343,275	$668,309
Net income	$(46,300)	$(21,543)
Income per common share - Basic	$(0.99)	$(0.46)
Income per common share - Diluted	$(0.99)	$(0.46)

4.Investments
Investments consist primarily of equity and debt securities.
Investment in equity securities
On October 7, 2021, the Company completed the separation of its cloud fax business (the “Separation”) into an independent publicly traded company, Consensus Cloud Solutions, Inc. (“Consensus”). Following the Separation, the Company retained shares of Consensus common stock and as of June 30, 2023 and December 31, 2022, the Company held approximately 1.0 million and 1.1 million shares, respectively, of the common stock of Consensus. As of June 30, 2023 and December 31, 2022, the carrying value of the investment in Consensus was $32.1 million and $58.4 million, respectively, and was included in ‘Short-term investments’ in the Condensed Consolidated Balance Sheets. The Company accounts for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses are recognized in earnings.
During the three months ended June 30, 2022, the Company completed the non-cash tax-free debt-for-equity exchange of 2,300,000 shares of its common stock of Consensus for the extinguishment of $90.0 million of principal of the Company’s Term Loan Facility (as defined in Note 7 - Debt), and related interest. During the three and six months ended June 30, 2023, the Company sold zero and 52,393 shares of common stock of Consensus in the open market.
Losses on equity securities were recorded in ‘Unrealized loss on short-term investments held at the reporting date, net’ in the Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net losses during the period	$(3,196)	$(75,560)	$(23,184)	$(66,609)
Less: (losses) gains on securities sold during the period	—	(48,243)	357	(48,243)
Unrealized losses recognized during the period on short-term investments held at the reporting date, net	$(3,196)	$(27,317)	$(23,541)	$(18,366)
Investment in corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million. On May 19, 2023, the Company entered into the Note Amendment Agreement (the “Amendment”) with respect to the same entity. The Amendment increased the interest rate on the convertible notes to 6%, extended the maturity date, and subordinated all existing and future obligations, liabilities and indebtedness of the entity to the entity’s senior creditor, as defined in the Amendment. This investment is included in ‘Long-term investments, net’ in the Condensed Consolidated Balance Sheets and is classified as available-for-sale. The investment was initially measured at its transaction price and subsequently remeasured at fair value, with unrealized gains and losses reported as a component of other comprehensive income.
As of June 30, 2023, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $15.1 million, with a contractual maturity date that is more than one year but less than five years. As of December 31, 2022, both of the carrying value and the maximum exposure of the Company’s equity method investment in corporate debt securities was approximately $15.6 million. Cumulative gross unrealized gains on investment in corporate debt securities as of June 30, 2023 and December 31, 2022 was approximately $0.1 million and $0.6 million, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
 There were no investments in an unrealized loss position as of June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
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
During both the six months ended June 30, 2023 and 2022, the Company received no distributions from OCV.
The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag (including management fees) due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
During the three months ended June 30, 2023 and 2022, the Company recognized a loss from equity method investment of $0.6 million and $6.1 million, net of tax benefit, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized a loss from equity method investment of $9.8 million and $6.9 million, net of tax benefit, respectively. The losses during the three months ended June 30, 2023 and 2022 and during the six months ended June 30, 2023 and 2022 were primarily the result of losses in the underlying investments and the loss during the three and six months ended June 30, 2022 in connection with management fee expense. The Company did not recognize management fee expense in 2023. During the three and six months ended June 30, 2022, the Company recognized expense for management fees of $0.8 million and $1.5 million, respectively, net of tax benefit.
As of June 30, 2023, both of the carrying value and the maximum exposure of the Company’s equity method investment was $99.3 million. As of December 31, 2022, both of the carrying value and the maximum exposure of the Company’s equity method investment was $112.3 million. These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
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
The Company has investment in a corporate debt security that does not have a readily determinable fair value because acquired securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The fair value of the corporate debt securities is determined primarily based on significant estimates and assumptions, including Level 3 inputs. As of June 30, 2023 and December 31, 2022, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 12% - 13%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of one to three years, depending on probability scenario, as of June 30, 2023 and approximately one-year as of December 31, 2022.
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
The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The valuation approaches used to value Level 3 investments considers unobservable inputs in the market such as time to liquidity, volatility, dividend yield, and breakpoints. Significant increases or decreases in either of the inputs in isolation would result in a significantly lower or higher fair value measurement. As of June 30, 2023 and December 31, 2022, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2023	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$304,914	$—	$—	$304,914	$304,914
Short-term investments:
Certificates of deposit	—	3,753	—	3,753	3,753
Consensus common stock	32,063	—	—	32,063	32,063
Long-term investments:
Investment in corporate debt securities	—	—	15,067	15,067	15,067
Total assets measured at fair value	$336,977	$3,753	$15,067	$355,797	$355,797

Liabilities:
Contingent consideration	$—	$—	$3,389	$3,389	$3,389
Debt:
4.625% Senior Notes	399,658	—	—	399,658	456,596
1.75% Convertible Notes	515,625	—	—	515,625	543,582
Total liabilities measured at fair value	$915,283	$—	$3,389	$918,672	$1,003,567

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

December 31, 2022	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$312,010	$—	$—	$312,010	$312,010
Short-term investments:
Consensus common stock	58,421	—	—	58,421	58,421
Long-term investments:
Investment in corporate debt securities	—	—	15,586	15,586	15,586
Total assets measured at fair value	$370,431	$—	$15,586	$386,017	$386,017

Liabilities:
Contingent consideration	$—	$—	$555	$555	$555
Debt:
4.625% Senior Notes	390,908	—	—	390,908	456,400
1.75% Convertible Notes	548,411	—	—	548,411	542,653
Total liabilities measured at fair value	$939,319	$—	$555	$939,874	$999,608
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the six months ended June 30, 2023 and 2022, there were no transfers that occurred between levels.
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Six months ended June 30,
	2023		2022
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$555	$15,586	$5,775	$—
Fair value at date of acquisition	2,834	—	200	15,000
Fair value adjustments (1)	—	(519)	(9)	—
Payments	—	—	(2,919)	—
Balance as of June 30	$3,389	$15,067	$3,047	$15,000

(1)The fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General and administrative’ on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023 and 2022. The fair value adjustments to the corporate debt securities in the table above were recorded within ‘Change in fair value on available-for-sale investments, net’ on the Condensed Consolidated Statements of Comprehensive (Loss) Income during the three and six months ended June 30, 2023 and 2022.

The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominately on Level 3 inputs.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
6.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the six months ended June 30, 2023 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2023	$1,065,989	$525,485	$1,591,474
Goodwill acquired (Note 3)	6,555	—	6,555
Purchase accounting adjustments (1)	(72)	—	(72)
Foreign exchange translation	247	1,692	1,939
Balance as of June 30, 2023	$1,072,719	$527,177	$1,599,896

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions.
Goodwill as of June 30, 2023 and December 31, 2022 reflects accumulated impairment losses of $27.4 million and $27.4 million, respectively, in the Digital Media reportable segment.
Intangible Assets Subject to Amortization
As of June 30, 2023, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10 years	$263,700	$137,103	$126,597
Customer relationships (1)	8 years	692,399	516,458	175,941
Other purchased intangibles	9 years	478,282	379,181	99,101
Total		$1,434,381	$1,032,742	$401,639

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
Amortization expense, included in General and administrative expense on the Condensed Consolidated Statements of Operations, was approximately $35.3 million and $41.8 million for the three months ended June 30, 2023 and 2022, respectively, and $68.6 million and $83.0 million for the six months ended June 30, 2023 and 2022.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
7.Debt
Long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	550,000	550,000
Total Notes	1,010,038	1,010,038
Credit Agreement	—	—
Less: Unamortized discount	(2,615)	(2,764)
Deferred issuance costs	(7,245)	(8,221)
Total long-term debt	$1,000,178	$999,053
As of June 30, 2023, $550.0 million of principal will mature in 2026 and $460.0 million of principal will mature in 2030.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of June 30, 2023.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Repurchases of 4.625% Senior Notes on the open market were as follows (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Principal repurchased	$21,494	$76,103
Aggregate purchase price	$18,245	$73,610
Gain on repurchase (1)	$3,069	$1,849

(1)Presented within ‘Gain (loss) on debt extinguishment, net” on the Condensed Consolidated Statements of Operations.
Cumulatively as of June 30, 2023, the Company repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes.
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
Under certain conditions set forth in the indenture, the 1.75% Convertible Notes bear additional interest of 0.50% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. During the three and six months ended June 30, 2023, the Company recorded an additional $7.4 million of interest expense related to the 1.75% Convertible Notes for such additional interest that accumulated through June 30, 2023. On August 1, 2023, $7.0 million of this interest obligation was paid by the Company to the trustee under the indenture for the 1.75% Convertible Notes which will be payable to holders of record in August 2023. The Company will record additional interest of approximately $0.3 million in the third quarter of 2023 and the Company will pay its remaining obligation of approximately $0.7 million on November 1, 2023. As of August 1, 2023, the Company has complied with the conditions set forth in the indenture. As such, the cumulative $7.7 million interest expense will be non-recurring.
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of June 30, 2023 and December 31, 2022, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of June 30, 2023, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 5,158,071 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

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
The following table provides additional information related to the 1.75% Convertible Notes (in thousands):

	June 30, 2023	December 31, 2022
Principal amount of 1.75% Convertible Notes	$550,000	$550,000
Less: Carrying amount of debt issuance costs	(6,418)	(7,347)
Net carrying amount of 1.75% Convertible Notes	$543,582	$542,653
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$9,810	$2,557	$12,216	$4,963
Amortization of debt issuance costs	463	451	929	944
Total interest expense related to 1.75% Convertible Notes	$10,273	$3,008	$13,145	$5,907
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
At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. The Credit Agreement is secured by an associated collateral agreement that provides for a lien on the majority of the Company’s assets and the assets of the guarantors, in each case, subject to customary exceptions. As of June 30, 2023, there were no amounts outstanding under the Credit Agreement.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold any investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of June 30, 2023.
Debt-for-Equity Exchange
On June 10, 2022, the Company entered into a Fifth Amendment to its Credit Agreement with MUFG Union Bank, N.A, as administrative agent and collateral agent and the lenders party thereto to effectuate the debt-for-equity exchange. The Fifth Amendment to the Credit Agreement provided for the issuance of senior secured term loans under the Credit Agreement (the “Term Loan Facility”), in an aggregate principal amount of $90.0 million. The Term Loan Facility had a maturity date that was 60 days after the Term Loan Funding Date. The Term Loan Facility bore interest at a base rate equal to the greater of (x) the Federal Funds Effective Rate, as defined in the Credit Agreement, in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent, as defined in the Credit Agreement, as its U.S. Dollar "Reference Rate" and (z) one month LIBOR plus 1%, provided that the base rate for any term loan made under the Credit Agreement shall be greater of clause (x) and (y) above in each case.
During the three and six months ended June 30, 2022, the Company borrowed approximately $90.0 million under the Term Loan Facility and completed the non-cash debt-for-equity exchange of 2,300,000 shares of its common stock of Consensus to settle its obligation of $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus an immaterial amount of interest. During the three and six months ended June 30, 2022, the Company recorded a loss on extinguishment of debt of approximately $0.5 million and $0.5 million, respectively, related to the debt-for-equity exchange, which is presented within ‘Gain (loss) on debt extinguishment, net’ on our Condensed Consolidated Statements of Operations.

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
The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company established reserves for these matters of $25.5 million and $24.0 million as of June 30, 2023 and December 31, 2022, respectively, which are included within ‘Accounts payable’ and ‘Other long-term liabilities’ on the Company’s Condensed Consolidated Balance Sheet. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.

9.Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 27.2% and (33.2)% for the three months ended June 30, 2023 and 2022, respectively and 23.7% and 12,760.8% for the six months ended June 30, 2023 and 2022, respectively.
The Company’s effective tax rate for the three and six months ended June 30, 2023 was impacted due to the unrealized loss on the Company’s investment in Consensus, which resulted in a discrete tax benefit of approximately $0.8 million and $5.8 million during the three and six months ended June 30, 2023, respectively.
Conversely, during the three and six months ended June 30, 2022, the unrealized loss on the Company’s investment in Consensus resulted in no tax benefit recognized. The loss was not subject to tax since the Company had the ability at that time to dispose of the investment in a tax-free manner based on guidance and requirements set out by the Internal Revenue Service, within the one-year anniversary of the Separation.
As of June 30, 2023 and December 31, 2022, the Company had $40.3 million and $40.4 million, respectively, in liabilities for uncertain income tax positions included within ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statement of Operations.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheets. The Company’s prepaid taxes were $1.0 million and $3.2 million as of June 30, 2023 and December 31, 2022, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
10.Stockholders’ Equity
On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans to execute repurchases under the 2020 Program. During the three months ended June 30, 2023 and 2022, the Company repurchased 980,418 and 182,247 shares, respectively, under the 2020 Program, at an aggregate cost of approximately $63.9 million and $12.7 million, respectively (including excise tax). During the six months ended June 30, 2023 and 2022, the Company repurchased 980,418 and 736,536 shares, respectively, under the 2020 Program, at an aggregate cost of approximately $63.9 million and $71.3 million, respectively (including excise tax). Cumulatively as of June 30, 2023, 4,653,264 shares were repurchased under the 2020 Program, at an aggregate cost of $360.8 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of June 30, 2023 was 5,346,736 shares.
During July 2023, the Company repurchased 105,428 shares of its common stock under the 2020 Program, at an aggregate cost of approximately $7.5 million (including excise tax). As of August 4, 2023, there were 5,241,308 shares of the Company’s common stock available for purchase under the 2020 Program.
The Company accounts for share repurchases on a trade date basis by allocating cost in excess of par value between retained earnings and additional paid-in capital. The repurchased shares are constructively retired and returned to an authorized but unissued status. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a 1.0% excise tax on share repurchases made after December 31, 2022. As a result, the Company accrued excise tax in connection with the share repurchases it completed during the three and six months ended June 30, 2023.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three months ended June 30, 2023 and 2022, the Company purchased and retired 5,223 and 9,864 shares at an aggregate cost of approximately $0.4 million and $0.9 million, respectively, from plan participants for this purpose. During the six months ended June 30, 2023 and 2022, the Company purchased and retired 41,875 and 50,236 shares at an aggregate cost of approximately $3.2 million and $5.0 million, respectively, from plan participants for this purpose.

11.Share-Based Compensation
The Company’s share-based compensation plans include the 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.
The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of June 30, 2023, 435,135 shares underlying options and 849,826 shares of restricted stock units were outstanding under the 2015 Plan. At June 30, 2023, there were 1,043,255 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenues	$94	$142	$170	$226
Sales and marketing	1,038	1,106	1,962	1,675
Research, development, and engineering	958	852	1,741	1,481
General and administrative	7,127	5,603	13,746	11,038
Total share-based compensation expense	$9,217	$7,703	$17,619	$14,420
Restricted Stock
The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and four to eight years for the Chief Executive Officer. The Company granted 291,159 and 132,117 shares of restricted stock and restricted units (excluding awards with market conditions below) during the six months ended June 30, 2023 and 2022, respectively.
The Company has awarded certain key employees market-based restricted stock and market-based restricted stock units pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Share-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the six months ended June 30, 2023, the Company awarded 167,606 market-based restricted stock units at stock price targets ranging from $83.61 to $103.76 per share. During the six months ended June 30, 2022, the Company awarded 100,193 market-based restricted stock units at stock price targets ranging from $107.97 to $138.73 per share. The per share weighted average grant-date fair values of the market-based restricted stock units granted during the six months ended June 30, 2023 and 2022 were $70.07 and $87.11, respectively.
The weighted-average fair values of market-based restricted stock units granted have been estimated utilizing the following assumptions:

	June 30, 2023	June 30, 2022
Underlying stock price at valuation date	$77.80	$99.32
Expected volatility	32.0%	36.7%
Risk-free interest rate	4.1%	1.8%

Restricted stock award activity for the six months ended June 30, 2023 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	311,281	$59.90
Vested	(47,484)	$78.37
Nonvested at June 30, 2023	263,797	$57.71

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Restricted stock unit activity for the six months ended June 30, 2023 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	464,354
Granted	458,765
Vested	(67,892)
Canceled	(5,401)
Outstanding at June 30, 2023	849,826	3.2	$59,538,810
Vested and expected to vest at June 30, 2023	710,196	2.9	$49,756,330
As of June 30, 2023, the Company had unrecognized share-based compensation cost of approximately $58.9 million associated with these restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.2 years for restricted stock awards and 3.0 years for restricted stock units.
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
The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.7% and 11.2% as of June 30, 2023 and 2022, respectively.
For the six months ended June 30, 2023 and 2022, 87,098 and 76,741 shares were purchased under the Purchase Plan, respectively at a price of $54.25 and $68.22 per share, respectively. As of June 30, 2023, 1,068,601 shares were available under the Purchase Plan for future issuance.
The shared-based compensation expense related to the Purchase Plan has been estimated utilizing the following weighted-average assumptions:

	June 30, 2023	June 30, 2022
Risk-free interest rate	4.7%	1.5%
Expected term (in years)	0.5	0.5
Expected volatility	35.8%	41.6%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
12.Earnings Per Share
The components of basic and diluted earnings (loss) per share are as follows (in thousands, except share and per share data):

	Three months ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income (loss) per common share:
Net income (loss)	$16,679	$16,679	$(46,436)	$(46,436)
Less: Net income available to participating securities (1)	(2)	(2)	—	—
Plus: 1.75% Convertible Notes interest expense (after-tax)	—	—	—	—
Net (loss) income available to the Company’s common shareholders	$16,677	$16,677	$(46,436)	$(46,436)
Denominator:
Basic weighted-average outstanding shares of common stock	46,798,800	46,798,800	46,978,709	46,978,709
Diluted effect of:
Equity incentive plans	—	—	—	—
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	46,798,800	46,798,800	46,978,709	46,978,709

Net income (loss) per share	$0.36	$0.36	$(0.99)	$(0.99)

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

	Six months ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income (loss) per common share:
Net income (loss)	$9,052	$9,052	$(21,899)	$(21,899)
Less: Net income available to participating securities (1)	(2)	(2)	—	—
Plus: 1.75% Convertible Notes interest expense (after-tax)	—	—	—	—
Net income (loss) available to the Company’s common shareholders	$9,050	$9,050	$(21,899)	$(21,899)
Denominator:
Basic weighted-average outstanding shares of common stock	46,892,504	46,892,504	47,016,351	47,016,351
Diluted effect of:
Equity incentive plans	—	—	—	—
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	46,892,504	46,892,504	47,016,351	47,016,351

Net income (loss) per share	$0.19	$0.19	$(0.47)	$(0.47)

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
For the three months ended June 30, 2023 and 2022, there were 1,548,331 and 1,263,394 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive primarily due to the average stock price during the 2023 period and the net loss during the 2022 period. For the six months ended June 30, 2023 and 2022, there were 1,548,331 and 1,263,394 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive primarily due to the average stock price during the 2023 period and the net loss during the 2022 period. For the three and six months ended June 30, 2023 and 2022, 5,158,071 shares related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation of convertible debt instruments.

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
Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue by reportable segment:
Digital Media	$252,870	$258,700	$487,081	$493,527
Cybersecurity and Martech	73,196	78,910	146,212	159,404
Elimination of inter-segment revenues	(50)	(254)	(135)	(507)
Total revenues	$326,016	$337,356	$633,158	$652,424

Operating costs and expenses by reportable segment (2):
Digital Media	216,154	214,077	421,896	416,784
Cybersecurity and Martech	59,679	66,333	121,092	134,499
Elimination of inter-segment operating expenses	(50)	(254)	(135)	(507)
Total segment operating expenses	275,783	280,156	542,853	550,776
Corporate (1)	11,338	11,313	25,095	25,199
Total operating costs and expenses	287,121	291,469	567,948	575,975

Operating income by reportable segment:
Digital Media operating income	36,716	44,623	65,185	76,743
Cybersecurity and Martech operating income	13,517	12,577	25,120	24,905
Total segment operating income	50,233	57,200	90,305	101,648
Corporate (1)	(11,338)	(11,313)	(25,095)	(25,199)
Income from operations	$38,895	$45,887	$65,210	$76,449

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Six months ended June 30,
	2023	2022
Non-cash investing activity:
Property and equipment, accrued but unpaid	$55	$205
Right-of-use assets acquired in exchange for operating lease obligations	$311	$2,673
Disposition of Consensus common stock (1)	$—	$89,991
Non-cash financing activity:
Debt principal settled in exchange for Consensus common stock (1)	$—	$89,991

(1)During the three and six months ended June 30, 2022, the Company disposed $138.3 million of its investment in Consensus common stock in exchange for $90.0 million of debt and recorded $48.2 million of Loss on investment, net.

Supplemental data (in thousands):

	Six months ended June 30,
	2023	2022
Interest paid	$15,443	$19,264
Income taxes paid, net of refunds	$29,966	$15,436

15.Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the three months ended June 30, 2023 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of April 1, 2023	$765	$(82,101)	$(81,336)
Other comprehensive income	(713)	2,468	1,755
Balance as of June 30, 2023	$52	$(79,633)	$(79,581)
The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the six months ended June 30, 2023 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2023	$441	$(85,814)	$(85,373)
Other comprehensive income	(389)	6,181	5,792
Balance as of June 30, 2023	$52	$(79,633)	$(79,581)
There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022, respectively.

16.Related Party Transactions
Consensus
As of June 30, 2023 and December 31, 2022, the Company held approximately 1.0 million and 1.1 million shares of the common stock of Consensus, respectively, representing approximately 5% of the Consensus outstanding common stock. The Company determined that Consensus was no longer a related party after September 30, 2022. Related party transactions with Consensus through September 30, 2022 are included within the disclosures below.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
In preparation for and in executing the Separation, the Company incurred transaction-related costs, some of which were, reimbursed by Consensus. These transaction costs primarily related to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax, and legal functions. In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement. The transition services agreement governs services including certain information technology services, finance and accounting services, and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services, and nearly all such services were terminated without extension twelve months after the Separation. During the three and six months ended June 30, 2022, the Company recorded an offset to expense of approximately zero and $1.2 million, respectively, from Consensus related to the transition services agreement within ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2022, Consensus paid the Company approximately $11.5 million and $11.5 million, respectively, related to reimbursement of the items described above. Further, the Company assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis remained the lessee under this lease and its obligations remained in place through October 7, 2022, after which time Consensus took over the lease in full. During the three and six months ended June 30, 2022, the Company recorded an offset to lease expense of approximately $0.4 million and $0.9 million, respectively, related to this lease, however, Consensus paid the landlord directly (other than an immaterial amount of sublease payments from Ziff Davis to Consensus).
OCV
OCV is considered a related party because it is an investment that is accounted for by the equity method. On September 25, 2017, the Company entered into a commitment to invest in the OCV Fund. During the three months ended June 30, 2023 and 2022, the Company recognized expense for management fees of zero and $0.8 million. During the six months ended June 30, 2023 and 2022, the Company recognized expense for management fees of zero and $1.5 million, net of tax benefit, respectively. During both the six months ended June 30, 2023 and 2022, the Company received no distributions from OCV.

17.Subsequent Event
On July 31, 2023, the Company made a minority investment in Xyla, Inc., an artificial intelligence company, for $25 million in the form of cash and shares of the Company’s common stock.

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
◦Create compelling digital media content causing increased traffic and advertising levels and additional advertisers or an increase in advertising spend, and effectively target digital media advertisements to desired audiences;
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
Performance Metrics
Revenues from customers classified by revenue source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Digital Media
Advertising	$175,083	$189,198	$331,165	$359,265
Subscription	68,161	58,901	137,309	114,477
Other	9,626	10,601	18,607	19,785
Total Digital Media revenues	$252,870	$258,700	$487,081	$493,527

Cybersecurity and Martech
Subscription	$73,196	$78,910	$146,212	$159,404
Total Cybersecurity and Martech revenues	$73,196	$78,910	$146,212	$159,404

Elimination of inter-segment revenues	(50)	(254)	(135)	(507)
Total Revenues	$326,016	$337,356	$633,158	$652,424
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
The following table sets forth certain key operating metrics for our Digital Media advertising business for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
Net advertising revenue retention (1)	89.8%	99.6%
Advertisers (2)	1,924	2,016
Quarterly revenue per advertiser (3)	$91,000	$93,848

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

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022(4)
Subscribers (in thousands) (1)	3,175	2,475
Average quarterly revenue per subscriber (2)	$44.51	$55.69
Churn rate (3)	3.51%	3.12%

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
(2)    Represents quarterly subscription revenues divided by subscribers in the table above.
(3)    Churn rate is calculated as (i) the average revenue per subscription in the prior month multiplied by the number of cancellations in the current month, calculated at each business and aggregated; divided by (ii) subscription revenue in the current month, calculated at each business and aggregated. For Ookla, the churn rate calculation included in the consolidated churn rate calculation includes the sum of the monthly revenue from the specific cancelled agreements in the numerator.
(4)    Key operating metrics in prior periods in the table above have been adjusted for our Cybersecurity and Martech business as a result of gaining greater transparency on a reseller relationship enabling us to identify the underlying subscribers. Further, additional adjustments have been made to subscribers in the Cybersecurity and Martech business to further conform to the Company’s subscriber definition. The following table summarizes the adjustments made to previously reported amounts.

Three months ended June 30, 2022
Subscribers (in thousands)	82
Average quarterly revenue per subscriber	$(1.95)
Churn rate	0.20%

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2022 Annual Report on Form 10-K filed with the SEC on March 1, 2023. During the three and six months ended June 30, 2023, there were no significant changes in our critical accounting policies and estimates. See Note 1 - Basis of Presentation and Overview to the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company.

Results of Operations for the Three and Six Months Ended June 30, 2023
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
Revenues

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2023	2022		2023	2022
Revenues	$326,016	$337,356	(3.4)%	$633,158	$652,424	(3.0)%
Our revenues consist of revenues from our Digital Media business and our Cybersecurity and Martech business. Digital Media revenues primarily consist of advertising revenues and subscriptions earned through the granting of access to, or delivery of, certain data products or services to customers, fees paid for generating business leads, and licensing and sale of editorial content and trademarks. Cybersecurity and Martech revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.
Our revenues decreased during the three months ended June 30, 2023 compared to the 2022 period primarily due to a $14.0 million decline in advertising revenue in our Digital Media business and a $5.7 million subscription revenue decline in our Cybersecurity and Martech business, partially offset by a $9.5 million increase in subscription revenue in the Digital Media business. Our revenues decreased during the six months ended June 30, 2023 compared to the 2022 period primarily due to a $27.9 million decline in advertising revenue in our Digital Media business and a $13.0 million decline in subscription revenue in our Cybersecurity and Martech business, partially offset by an increase of $23.4 million in subscription revenue in the Digital Media business. Included in revenue during the three and six months ended June 30, 2023 was $9.1 million and $21.1 million, respectively, of incremental revenue contributed by businesses acquired during 2022.

Cost of Revenues

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2023	2022		2023	2022
Cost of revenue	$47,421	$46,004	3.1%	$93,151	$92,104	1.1%
As a percent of revenue	14.5%	13.6%		14.7%	14.1%
Cost of revenues is primarily comprised of costs associated with content fees, production costs, and hosting costs. The increase in cost of revenues for the three and six months ended June 30, 2023 compared to the 2022 period was primarily driven by higher advertising-related inventory costs in our Digital Media business, partially offset by lower content fulfillment and similar costs.
Sales and Marketing

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2023	2022		2023	2022
Sales and Marketing	$119,934	$123,777	(3.1)%	$235,854	$241,539	(2.4)%
As a percent of revenue	36.8%	36.7%		37.3%	37.0%
Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. The decrease in sales and marketing costs during the three months ended June 30, 2023, compared to the 2022 period was primarily due to a decrease in personnel-related expenses, lower expenses for outside services related to software development and lower revenue share costs. The decrease in sales and marketing expenses during the six months ended June 30, 2023, compared to the 2022 period was primarily due to a decrease in personnel-related expenses and lower software-related costs.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2023	2022		2023	2022
Research, Development, and Engineering	$17,817	$19,721	(9.7)%	$35,731	$38,148	(6.3)%
As a percent of revenue	5.5%	5.8%		5.6%	5.8%
Our research, development, and engineering costs consist primarily of personnel-related expenses. The decrease in research, development, and engineering costs for the three months ended June 30, 2023, compared to the 2022 period was primarily due to lower engineering costs as more costs were capitalized in 2023 than in 2022. The decrease in research, development, and engineering costs for the six months ended June 30, 2023, compared to the 2022 period was primarily due to lower personnel-related expenses and lower engineering costs as more costs were capitalized in 2023 than in 2022.
General and Administrative

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2023	2022		2023	2022
General and Administrative	$101,949	$101,967	0.0%	$203,212	$204,184	(0.5)%
As a percent of revenue	31.3%	30.2%		32.1%	31.3%
Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance, and insurance costs. The decrease in general and administrative expense for the three months ended June 30, 2023, compared to the 2022 period was primarily due to lower depreciation and amortization expense, partially offset by an increase in personnel-related expenses. The decrease in general and administrative expense for the six months ended June 30, 2023 compared to the 2022 period was primarily due to lower depreciation and amortization expense and non-income tax expense, partially offset by an increase in personnel-related expenses.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenues	$94	$142	$170	$226
Sales and marketing	1,038	1,106	1,962	1,675
Research, development and engineering	958	852	1,741	1,481
General and administrative	7,127	5,603	13,746	11,038
Total share-based compensation expense	$9,217	$7,703	$17,619	$14,420
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2023	2022		2023	2022
Interest expense, net	$(10,483)	$(9,569)	9.6%	$(14,963)	$(19,859)	(24.7)%
Gain on debt extinguishment, net	—	2,613	(100.0)%	—	1,393	(100.0)%
Unrealized loss on short-term investments held at the reporting date, net	(3,196)	(27,317)	(88.3)%	(23,541)	(18,366)	28.2%
(Loss) gain on investments, net	—	(48,243)	100.0%	357	(48,243)	100.7%
Other (loss) income, net	(1,503)	6,345	(123.7)%	(2,411)	8,744	(127.6)%
Total non-operating expense	$(15,182)	$(76,171)	(80.1)%	$(40,558)	$(76,331)	(46.9)%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net was $10.5 million and $9.6 million for the three months ended June 30, 2023 and 2022, respectively, and $15.0 million and $19.9 million for the six months ended June 30, 2023 and 2022, respectively. Interest expense, net increased during the three months ended June 30, 2023, compared to the 2022 period primarily due to an additional non-recurring $7.4 million of interest expense on the 1.75% Convertible Notes at a rate of 0.50% per annum, that accumulated through June 30, 2023. The increase was partially offset by higher interest income as a result of higher interest rates and a higher amount of cash and cash equivalents during the second quarter of 2023 compared to the second quarter of 2022, and approximately $1.2 million less interest expense from the 4.625% Senior Notes related to a lower principal balance over the period as a portion of the notes was repurchased. Interest expense, net decreased during the six months ended June 30, 2023 compared to the 2022 period primarily due to higher interest income as a result of higher interest rates and a higher amount of cash and cash equivalents during the period and approximately $2.9 million less interest expense from the 4.625% Senior Notes related to a lower principal balance over the period as the notes were repurchased, partially offset by the additional non-recurring $7.4 million of interest expense on the 1.75% Convertible Notes at a rate of 0.50% per annum discussed above.
Gain on debt extinguishment, net. Gain on debt extinguishment, net was zero and $2.6 million during the three months ended June 30, 2023 and 2022, respectively, and zero and $1.4 million during the six months ended June 30, 2023 and 2022, respectively. The gain on debt extinguishment during the three and six months ended June 30, 2022 related to the repurchases of the 4.625% Senior Notes.
Unrealized loss on short-term investments held at the reporting date, net. Unrealized loss on short-term investment held at the reporting date, net was $3.2 million and $27.3 million during the three months ended June 30, 2023 and 2022, respectively. Unrealized loss on short-term investment held at the reporting date, net was $23.5 million and $18.4 million during the six months ended June 30, 2023 and 2022, respectively. The unrealized loss recorded in all periods represents the change in fair value of our investment in Consensus Cloud Solutions, Inc. (“Consensus”).

(Loss) gain on investments, net. (Loss) gain on investments, net is generated from losses and gains from investments in equity and debt securities. Loss on investments, net was zero and $48.2 million for the three months ended June 30, 2023 and 2022, respectively. Gain on investments, net was $0.4 million for the six months ended June 30, 2023 and loss in investment, net was $48.2 million for the six months ended June 30, 2022. Our (loss) gain on investments, net during all periods was related to the disposition of Consensus common stock.
Other (loss) income, net. Other (loss) income, net is generated primarily from miscellaneous items and gains or losses on foreign currency. Other (loss) income, net was $(1.5) million and $6.3 million for the three months ended June 30, 2023 and 2022, respectively, and $(2.4) million and $8.7 million for six months ended June 30, 2023 and 2022, respectively. The change was primarily attributable to changes in gains or losses on currency.
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
Provision for income taxes amounted to income tax expense of $6.5 million and $10.1 million for the three months ended June 30, 2023 and 2022, respectively, and $5.8 million and $15.1 million for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 27.2% and (33.2)% for the three months ended June 30, 2023, respectively, and 23.7% and 12,760.8% for the six months ended June 30, 2023 and 2022, respectively.
The increase in our effective income tax rate for the three months ended June 30, 2023 compared to the 2022 period was primarily attributable to the following:
1.an increase in our effective income tax rate during the three months ended June 30, 2023 due to the larger unrealized loss on our investment in Consensus common stock during the three months ended June 30, 2022 that was not subject to tax since the Company had the ability at the time to dispose of the investment in a tax-free manner based on guidance and requirements set out by the Internal Revenue Service; and
2.an increase in our effective income tax rate during the three months ended June 30, 2023 due to a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.
The decrease in our effective income tax rate for the six months ended June 30, 2023 compared to the 2022 period was primarily attributable to the following:
1.a decrease in our effective income tax rate during 2023 due to the unrealized loss on our investment in Consensus common stock that resulted in a discrete tax benefit of approximately $5.8 million; and
2.a decrease in our effective income tax rate during 2023 due to the release of reserves for uncertain tax positions with no similar event during the six months ended June 30, 2022; partially offset by
3.an increase in our effective income tax rate during 2023 due to a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.
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
Loss from equity method investment, net was $0.6 million and $6.1 million, net of tax benefit for the three months ended June 30, 2023 and 2022, respectively, and $9.8 million and $6.9 million, net of tax benefit for the six months ended June 30, 2023 and 2022, respectively. The decrease in loss from equity method investment, net during the three months ended June 30, 2023 compared to the respective 2022 period was primarily due to less of a decline in the value of the underlying investments. The increase in loss from equity method investment, net during the six months ended June 30, 2023 compared to the respective 2022 period was primarily due to a decrease in the value of the underlying investments.

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
Digital Media
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
External revenue	$252,820	$258,343	$486,946	$493,038
Inter-business revenue	50	357	135	489
Total revenue	252,870	258,700	487,081	493,527
Operating costs and expenses	216,154	214,077	421,896	416,784
Operating income	$36,716	$44,623	$65,185	$76,743
Digital Media’s net revenue of $252.8 million for the three months ended June 30, 2023 decreased $5.5 million, or 2.1%, compared to the 2022 period primarily due to an organic revenue decline in certain businesses, offset by $9.1 million of incremental revenue during the three months ended June 30, 2023 contributed by businesses acquired in 2022. Digital Media’s net sales of $486.9 million for the six months ended June 30, 2023 decreased $6.1 million, or 1.2%, compared to the 2022 period primarily due to an organic decline in certain businesses, offset by $21.1 million of incremental revenue during the six months ended June 30, 2023, contributed by business acquired in 2022. The Company considers revenue from an acquired business to become organic revenue in the first month in which the Company can compare that full month in the current year against the corresponding full month under its ownership in the prior year.
Digital Media’s operating costs and expenses of $216.2 million for the three months ended June 30, 2023 increased $2.1 million, or 1.0%, compared to the 2022 period primarily due to higher advertising costs. Digital Media’s operating costs and expenses of $421.9 million for the six months ended June 30, 2023 increased $5.1 million, or 1.2%, compared to the 2022 period primarily due to higher advertising costs and personnel-related expenses.
As a result of these factors, Digital Media’s operating income of $36.7 million for the three months ended June 30, 2023 decreased $7.9 million, or 17.7%, compared to the 2022 period. Digital Media’s operating income of $65.2 million for the six months ended June 30, 2023 decreased $11.6 million, or (15.1)%, compared to the 2022 period.
Cybersecurity and Martech
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
External revenue	$73,196	$79,013	$146,212	$159,386
Inter-business revenue	—	(103)	—	18
Total revenue	73,196	78,910	146,212	159,404
Operating costs and expenses	59,679	66,333	121,092	134,499
Operating income	$13,517	$12,577	$25,120	$24,905
Cybersecurity and Martech’s net revenue of $73.2 million for the three months ended June 30, 2023 decreased $5.8 million, or 7.4%, compared to the 2022 period primarily due to the organic decline in certain businesses during the period. Cybersecurity and Martech’s net sales of $146.2 million for the six months ended six months ended June 30, 2023 decreased $13.2 million, or (8.3)%, compared to the 2022 period primarily due to the organic decline in certain businesses during the period.

Cybersecurity and Martech’s operating costs and expenses of $59.7 million for the three months ended June 30, 2023 decreased $6.7 million, or 10.0%, compared to the 2022 period primarily due to lower sales and marketing expenses and lower general and administrative expenses, including lower depreciation and amortization expense. Cybersecurity and Martech’s operating costs and expenses of $121.1 million for the six months ended June 30, 2023 decreased $13.4 million, or (10.0)% compared to the 2022 period primarily due to lower sales and marketing expenses and lower general and administrative expenses, including lower depreciation and amortization expense.
As a result of these factors, Cybersecurity and Martech’s operating income of $13.5 million for the three months ended June 30, 2023 increased $0.9 million, or 7.5%, from the 2022 period. Cybersecurity and Martech’s operating income of $25.1 million for the six months ended June 30, 2023 increased $0.2 million, or 0.9%.

Liquidity and Capital Resources
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$679,090	$652,793
Short-term investments	35,816	58,421
Long-term investments	114,356	127,871
	$829,262	$839,085
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash, cash equivalents, and investments held in domestic jurisdiction	$653,271	$671,587
Cash, cash equivalents, and investments held in foreign jurisdiction	175,991	167,498
Cash, cash equivalents, and investments	$829,262	$839,085
For information on short-term and long-term investments of the Company, refer to Note 4 - Investments to the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.
Financings
As of June 30, 2023 and December 31, 2022, there were no amounts drawn under the Credit Agreement.
During the six months ended June 30, 2022, the Company repurchased approximately $76.1 million in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $73.6 million. No repurchases of 4.625% Senior Notes were effectuated during the six months ended June 30, 2023.
Material Cash Requirements
Ziff Davis’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on its property and equipment and holdback amounts in connection with certain business acquisitions. As of June 30, 2023, we and our subsidiaries had outstanding $1.0 billion in aggregate principal amount of indebtedness. As of June 30, 2023, our total future minimum lease payments are $49.6 million, of which approximately $21.9 million are due in the succeeding twelve months. There were no material changes to our cash requirements during the three months ended June 30, 2023.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and stock repurchases, if any, for at least the next 12 months.

Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. The following table provides a summary of cash flows from operating, investing, and financing activities (in thousands):

	Six months ended June 30,		Change
	2023	2022
Net cash provided by operating activities	$155,035	$192,484	$(37,449)
Net cash used in investing activities	$(65,321)	$(161,301)	$95,980
Net cash used in financing activities	$(64,612)	$(61,679)	$(2,933)
Operating Activities
Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $37.4 million decrease in net cash provided by operating activities during the six months ended June 30, 2023 compared to the 2022 period was primarily related to a net decrease in collections from our customers due to timing and increase in prepaid expenses, partially offset by the effect of timing of payments to our vendors.
Investing Activities
The $96.0 million decrease in net cash used in investing activities during the six months ended June 30, 2023 compared to the 2022 period was primarily related to lower cash used on business acquisitions during the six months ended June 30, 2023 compared to the 2022 period and our investment in available-for-sale securities during the six months ended June 30, 2022, which did not recur in 2023 period.
Financing Activities
The $2.9 million increase in net cash used in financing activities during the six months ended June 30, 2023 compared to the 2022 period was primarily related to the absence of term loan proceeds during the 2023 period, partially offset by 1) the absence of repurchases of our 4.625% Senior Notes, which occurred during the six months ended June 30, 2022, and 2) lower cash used on share repurchases during the 2023 period compared to the 2022 period.
Stock Repurchase Program
On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program.
A summary of share repurchases under the 2020 Program during the six months ended June 30, 2023 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price(1)	Shares remaining under repurchase authorization as of June 30, 2023
980,418	$63,900	5,346,736

(1)Includes the impact of excise taxes.
Cumulatively at June 30, 2023, 4,653,264 shares were repurchased, under the 2020 Program, at an aggregate cost of $360.8 million (including excise tax). These shares were subsequently retired.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2023, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of June 30, 2023 and December 31, 2022, we had $679.1 million and $652.8 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as, demand deposit accounts with maturities of 90 days or less. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Market Risk
Our investment in Consensus common stock, which has a carrying value of approximately $32.1 million as of June 30, 2023, is based upon the quoted market price of Consensus common stock. Our results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market.
(Losses) gains on the investment in Consensus common stock were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Realized (losses) gains on securities sold during the period	$—	$(48,243)	$357	$(48,243)
Unrealized loss recognized during the period on equity securities held at the reporting date	$(3,196)	$(27,317)	$(23,541)	$(18,366)
The carrying value of the investment in Consensus common stock as of June 30, 2023 was $32.1 million, or approximately 0.9% of the Company’s consolidated total assets. A $2.00 increase or decrease in the share price of Consensus common stock would result in an unrealized gain or loss, respectively, of approximately $2.1 million.

Foreign Currency Risk
We conduct business in certain foreign markets, primarily in Canada, the United Kingdom, Australia, the European Union, Japan, New Zealand, and Norway. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, British Pound Sterling, the Australian Dollar, Euro, Japanese Yen, the New Zealand Dollar, and the Norwegian Kroner. If we are unable to settle our inter-company debts in a timely manner, we remain exposed to foreign currency fluctuations.
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
During the three months ended June 30, 2023 and 2022, foreign exchange (losses) gains amounted to $(1.0) million and $6.6 million, respectively. During the six months ended June 30, 2023 and 2022, foreign exchange (losses) gains amounted to $(1.9) million and $8.8 million, respectively.
Cumulative translation adjustments, net of tax, included in other comprehensive (loss) income for the three months ended June 30, 2023 and 2022 were $(2.5) million and $24.3 million, respectively, and for the six months ended June 30, 2023 and 2022, were $(6.2) million and $30.5 million, respectively.
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
As of June 30, 2023, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
During the quarter ended March 31, 2023, we migrated our Digital Media reportable segment onto the Company’s existing Enterprise Resource Planning (“ERP”) system. Consequently, certain business process controls have been modified to incorporate the controls contained within the ERP system. We do not believe this implementation has had or will have a material adverse effect on our internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
 None.
Issuer Purchases of Equity Securities
On August 6, 2020, the Board approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the three months June 30, 2023, 980,418 shares were repurchased under the 2020 Program.
Cumulatively, as of June 30, 2023, the Company repurchased 4,653,264 shares, under the 2020 Program, at an aggregate cost of $360.8 million (including excise tax), which were subsequently retired. See Note 10 - Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1of Part II.
As a result of the Company’s share repurchases, as of June 30, 2023, the number of shares of the Company’s common stock available for purchase under the 2020 Program was 5,346,736 shares.

The following table details the repurchases that were made under and outside the 2020 Program, on a trade date basis, during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program(3)
April 1, 2023 - April 30, 2023	534	$67.73	—	6,327,154
May 1, 2023 - May 31, 2023	375,221	$62.00	370,532	5,956,622
June 1, 2023 - June 30, 2023	609,886	$66.11	609,886	5,346,736
Total	985,641		980,418	5,346,736

(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.
(2)Excludes the impact of excise taxes.
(3)As of the last day of the applicable month.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

ZIFF DAVIS, INC.
(registrant)

Date:	August 4, 2023	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	August 4, 2023	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2023	By:	/s/ LAYTH TAKI
Layth Taki
Chief Accounting Officer
(Principal Accounting Officer)