Form 10-Q
period 2023-09-30
ZIFF DAVIS, INC.
filed 2023-11-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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

There were 45,984,753 shares outstanding of the Registrant’s common stock as of November 3, 2023.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2023

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$660,624	$652,793
Short-term investments	29,797	58,421
Accounts receivable, net of allowances of $7,388 and $6,868, respectively	291,485	304,739
Prepaid expenses and other current assets	81,757	68,319
Total current assets	1,063,663	1,084,272
Long-term investments	140,167	127,871
Property and equipment, net of accumulated depreciation of $308,368 and $255,586, respectively	186,165	178,184
Intangible assets, net	367,943	462,815
Goodwill	1,539,663	1,591,474
Deferred income taxes	8,573	8,523
Other assets	77,053	80,131
TOTAL ASSETS	$3,383,227	$3,533,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$127,818	$120,829
Accrued employee related costs	37,011	42,178
Other accrued liabilities	47,219	39,539
Income taxes payable, current	4,985	19,712
Deferred revenue, current	182,741	187,904
Other current liabilities	19,724	22,286
Total current liabilities	419,498	432,448
Long-term debt	1,000,743	999,053
Deferred revenue, noncurrent	8,000	9,103
Income taxes payable, noncurrent	8,486	11,675
Deferred income taxes	51,098	79,007
Other long-term liabilities	91,264	109,373
TOTAL LIABILITIES	1,579,089	1,640,659
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 45,984,858 and 47,269,446 shares at September 30, 2023 and December 31, 2022, respectively	460	473
Additional paid-in capital	462,812	439,681
Treasury stock, at cost (zero and zero shares, at September 30, 2023 and December 31, 2022, respectively)	—	—
Retained earnings	1,426,979	1,537,830
Accumulated other comprehensive loss	(86,113)	(85,373)
TOTAL STOCKHOLDERS’ EQUITY	1,804,138	1,892,611
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,383,227	$3,533,270

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total revenues	$340,985	$341,873	$974,143	$994,297
Operating costs and expenses:
Cost of revenues	55,526	52,603	148,677	144,707
Sales and marketing	125,062	119,474	360,916	361,013
Research, development, and engineering	17,597	17,735	53,328	55,883
General and administrative	99,269	95,658	302,481	299,842
Goodwill impairment on business	56,850	27,369	56,850	27,369
Total operating costs and expenses	354,304	312,839	922,252	888,814
(Loss) income from operations	(13,319)	29,034	51,891	105,483
Interest expense, net	(2,817)	(8,560)	(17,780)	(28,419)
Gain on debt extinguishment, net	—	10,112	—	11,505
Unrealized (loss) gain on short-term investments held at the reporting date, net	(6,019)	4,201	(29,560)	(14,165)
Gain (loss) on investments, net	—	471	357	(47,772)
Other (loss) income, net	(3,571)	4,218	(5,982)	12,962
(Loss) income before income taxes and income (loss) from equity method investment, net	(25,726)	39,476	(1,074)	39,594
Income tax expense	(5,335)	(18,100)	(11,180)	(33,231)
Income (loss) from equity method investment, net	90	(3,191)	(9,665)	(10,077)
Net (loss) income	$(30,971)	$18,185	$(21,919)	$(3,714)

Net (loss) income per common share:
Basic	$(0.67)	$0.39	$(0.47)	$(0.08)
Diluted	$(0.67)	$0.39	$(0.47)	$(0.08)
Weighted average shares outstanding:
Basic	46,062,097	46,871,897	46,612,660	46,967,671
Diluted	46,062,097	46,871,897	46,612,660	46,967,671

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(30,971)	$18,185	$(21,919)	$(3,714)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(6,841)	(24,753)	(660)	(55,283)
Consensus separation adjustment	—	—	—	4,056
Change in fair value on available-for-sale investments, net of tax expense of $93 and benefit of $37 for the three and nine months ended September 30, 2023, respectively	309	(169)	(80)	(169)
Other comprehensive loss, net of tax	(6,532)	(24,922)	(740)	(51,396)
Comprehensive loss	$(37,503)	$(6,737)	$(22,659)	$(55,110)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2023	2022
Net loss	$(21,919)	$(3,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	167,333	174,880
Non-cash operating lease costs	7,248	9,043
Share-based compensation	24,393	20,806
Provision for credit losses on accounts receivable	2,296	(1,142)
Deferred income taxes, net	(25,658)	(13,552)
Gain on extinguishment of debt	—	(11,505)
Goodwill impairment on business	56,850	27,369
Changes in fair value of contingent consideration	—	(2,305)
Loss from equity method investments	9,665	10,077
Unrealized loss on short-term investments held at the reporting date, net	29,560	14,165
(Gain) loss on investments, net	(357)	47,772
Other	5,113	2,320
Decrease (increase) in:
Accounts receivable (includes $0 and $9,425 with related parties)	11,043	85,121
Prepaid expenses and other current assets	(10,059)	3,177
Other assets	(7,961)	(8,667)
Increase (decrease) in:
Accounts payable	1,955	(11,445)
Deferred revenue	(6,820)	(25,400)
Accrued liabilities and other current liabilities	(14,839)	(23,781)
Net cash provided by operating activities	227,843	293,219
Cash flows from investing activities:
Purchases of property and equipment	(82,476)	(80,767)
Acquisition of businesses, net of cash received	(9,492)	(104,094)
Investment in available-for-sale securities	—	(15,000)
Purchases of equity investments	(11,790)	—
Proceeds from sale of equity investments	3,174	—
Other	(4,154)	—
Net cash used in investing activities	(104,738)	(199,861)
Cash flows from financing activities:
Payment of debt	—	(166,904)
Proceeds from term loan	—	112,286
Debt extinguishment costs	—	(756)
Repurchase of common stock	(107,341)	(76,545)
Issuance of common stock under employee stock purchase plan	4,725	5,235
Proceeds from exercise of stock options	—	148
Deferred payments for acquisitions	(14,141)	(14,734)
Other	(53)	(559)
Net cash used in financing activities	(116,810)	(141,829)
Effect of exchange rate changes on cash and cash equivalents	1,536	(24,454)
Net change in cash and cash equivalents	7,831	(72,925)
Cash and cash equivalents at beginning of period	652,793	694,842
Cash and cash equivalents at end of period	$660,624	$621,917
See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended September 30, 2023
							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, July 1, 2023	46,402,143	$464	$448,920	—	$—	$1,492,879	$(79,581)	$1,862,682
Net loss	—	—	—	—	—	(30,971)	—	(30,971)
Other comprehensive loss, net of tax expense of $93	—	—	—	—	—	—	(6,532)	(6,532)
Issuance of restricted stock, net	2,041	—	(265)	—	—	35	—	(230)
Issuance of common stock, net	186,102	2	13,420	—	—	—	—	13,422
Repurchase of common stock	—	—	—	605,428	(41,019)	—	—	(41,019)
Retirement of common stock	(605,428)	(6)	(6,035)	(605,428)	41,019	(34,978)	—	—
Share-based compensation	—	—	6,774	—	—	—	—	6,774
Other, net	—	—	(2)	—	—	14	—	12
Balance, September 30, 2023	45,984,858	$460	$462,812	—	$—	$1,426,979	$(86,113)	$1,804,138

	Three months ended September 30, 2022
							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, July 1, 2022	47,191,337	$472	$426,104	—	$—	$1,451,316	$(83,696)	$1,794,196
Net income	—	—	—	—	—	18,185	—	18,185
Other comprehensive loss, net of tax expense of zero	—	—	—	—	—	—	(24,922)	(24,922)
Issuance of restricted stock, net	1,171	—	—	—	—	—	—	—
Retirement of common stock	(2,601)	—	(218)	—	—	18	—	(200)
Share-based compensation	—	—	6,386	—	—	—	—	6,386
Balance, September 30, 2022	47,189,907	$472	$432,272	—	$—	$1,469,519	$(108,618)	$1,793,645

	Nine months ended September 30, 2023
							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, January 1, 2023	47,269,446	$473	$439,681	—	$—	$1,537,830	$(85,373)	$1,892,611
Net loss	—	—	—	—	—	(21,919)	—	(21,919)
Other comprehensive loss, net of tax benefit of $37	—	—	—	—	—	—	(740)	(740)
Issuance of restricted stock, net	28,058	—	(4,031)	—	—	569	—	(3,462)
Issuance of shares under employee stock purchase plan	87,098	1	4,724	—	—	—	—	4,725
Issuance of common stock, net	186,102	2	13,420	—	—	—	—	13,422
Repurchase of common stock	—	—	—	1,585,846	(104,919)	—	—	(104,919)
Retirement of common stock	(1,585,846)	(16)	(15,388)	(1,585,846)	104,919	(89,515)	—	—
Share-based compensation	—	—	24,393	—	—	—	—	24,393
Other, net	—	—	13	—	—	14	—	27
Balance, September 30, 2023	45,984,858	$460	$462,812	—	$—	$1,426,979	$(86,113)	$1,804,138

	Nine months ended September 30, 2022
							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	loss	Equity
Balance, January 1, 2022	47,440,137	$474	$509,122	$—	$—	$1,515,358	$(57,222)	$1,967,732
Reclassification of the equity component of 1.75% Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(88,137)	—	—	23,436	—	(64,701)
Net loss	—	—	—	—	—	(3,714)	—	(3,714)
Other comprehensive loss, net of tax expense of zero	—	—	—	—	—	—	(55,452)	(55,452)
Issuance of restricted stock, net	456,963	4	(4)	—	—	—	—	—
Issuance of shares under employee stock purchase plan	76,741	1	5,234	—	—	—	—	5,235
Repurchase of common stock	—	—	—	736.536	(71,337)	—	—	(71,337)
Retirement of common stock	(789,373)	(7)	(14,881)	(736.536)	71,337	(61,657)	—	(5,208)
Share-based compensation	—	—	20,806	—	—	—	—	20,806
Exercise of stock options	5,439	—	148	—	—	—	—	148
Other, net	—	—	(16)	—	—	(3,904)	4,056	136
Balance, September 30, 2022	47,189,907	$472	$432,272	—	$—	$1,469,519	$(108,618)	$1,793,645
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
 Impairment or Disposal of Long-Lived Assets
The Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. During the three months ended September 30, 2023 and 2022, and the nine months ended September 30, 2023 and 2022, the Company recorded an impairment of approximately $0.7 million, $0.2 million, $2.7 million, and $0.4 million, respectively, related to certain operating lease right-of-use assets and other definite-lived intangibles. The Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a permanent “remote” or “partial remote” work model. The impairment is presented in general and administrative expense on the Condensed Consolidated Statement of Operations.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides for optional financial reporting alternatives to reduce cost and complexities associated with accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. This update applies only to contracts, hedging relationships, and other transactions that reference London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The accommodations were available for all entities through December 31, 2022, with early adoption permitted. This update was later amended by ASU 2022-06.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the expiration date of Accounting Standards Codification (“ASC”) Topic 848 from December 31, 2022 to December 31, 2024. We are currently evaluating the effect the adoption of this update will have on our condensed consolidated financial statements and related disclosures.
Reclassifications
Certain prior year reported amounts have been reclassified to conform with the 2023 presentation.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
2.Revenues
Digital Media
Digital Media revenues are earned primarily from the delivery of advertising services and subscriptions to services and information.
Revenue from the delivery of advertising services is earned on websites that are owned and operated by us and on those websites that are part of Digital Media’s advertising network. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when any of the following performance obligations are satisfied: (i) when an advertisement is placed for viewing, (ii) when a qualified sales lead is delivered, (iii) when a visitor “clicks through” on an advertisement or (iv) when commissions are earned upon the sale of an advertised product.
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
We also generate Digital Media revenues from transactions involving the sale of perpetual software licenses, related software support, and maintenance, hardware used in conjunction with software, and other related services. Revenue is recognized for software transactions with multiple performance obligations after (i) the contract has been approved and we are committed to perform the respective obligations and (ii) we can identify and quantify each obligation and its respective selling price. Once the respective performance obligations have been identified and quantified, revenue will be recognized when the obligations are met, either over time or at a point in time depending on the nature of the obligation.
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
Revenues from external customers classified by revenue source are as follows (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Digital Media
Advertising	$183,008	$186,921	$514,173	$546,186
Subscription	71,858	64,780	209,167	179,257
Other	13,085	12,195	31,692	31,980
Total Digital Media revenues	$267,951	$263,896	$755,032	$757,423

Cybersecurity and Martech
Subscription	$73,051	$78,192	$219,263	$237,596
Total Cybersecurity and Martech revenues	$73,051	$78,192	$219,263	$237,596

Elimination of inter-segment revenues	(17)	(215)	(152)	(722)
Total Revenues	$340,985	$341,873	$974,143	$994,297

Timing of revenue recognition
Point in time	$14,336	$14,417	$37,518	$32,602
Over time	326,649	327,456	936,625	961,695
Total	$340,985	$341,873	$974,143	$994,297
The Company recorded $27.8 million and $32.2 million of revenue for the three months ended September 30, 2023 and 2022, respectively, and $140.9 million and $154.9 million of revenue for the nine months ended September 30, 2023 and 2022, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
Transaction Price Allocation to Future Performance Obligations
As of September 30, 2023, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $32.5 million and is expected to be recognized as follows: 13% by December 31, 2023, 84% between January 1, 2024 and December 31, 2025, and 3% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations.

3.Business Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.
2023 Acquisitions
The Company completed two immaterial Digital Media acquisitions during the nine months ended September 30, 2023, paying the purchase price in cash in each transaction.
The Condensed Consolidated Statement of Operations since the date of each acquisition and the Condensed Consolidated Balance Sheets as of September 30, 2023, reflect the results of operations of the 2023 acquisitions. The initial accounting for the 2023 acquisitions is incomplete due to timing of available information and is subject to change. The Company has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names and customer relationships), preliminary acquisition date working capital, and related tax items.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2023 was $6.3 million, all of which is expected to be deductible for income tax purposes. Approximately $7.2 million of definite-lived intangibles were recorded in connection with the acquisitions during the nine months ended September 30, 2023.
2022 Acquisitions
The Company completed the following acquisitions during the nine months ended September 30, 2022, paying the purchase price in cash in each transaction: (a) a purchase of 100% of equity interests of Lifecycle Marketing Group Limited, acquired on January 21, 2022, a United Kingdom-based portfolio of pregnancy and parenting brands, including Emma’s Diary and Health Professional Academy, reported within our Digital Media segment; (b) a purchase of 100% of equity interests of FitNow, Inc, acquired on June 2, 2022, a Massachusetts-based provider of weight loss products and support, reported within our Digital Media segment; and (c) four other immaterial Digital Media acquisitions. During the nine months ended September 30, 2023, the purchase price accounting was finalized for these acquisitions.
The Condensed Consolidated Statement of Operations since the date of each acquisition reflects the results of operations of all 2022 acquisitions. For the nine months ended September 30, 2022, these acquisitions contributed $19.6 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for these transactions was $121.7 million, net of cash acquired and assumed liabilities.
The following table summarizes the allocation of the purchase consideration for all 2022 acquisitions as of September 30, 2022 (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$7,433
Prepaid expenses and other current assets	4,915
Property and equipment	369
Operating lease right-of-use assets, noncurrent	546
Trade names	12,838
Customer relationships	20,540
Other intangibles	18,165
Goodwill	93,827
Other long-term assets	11
Accounts payable and accrued expenses	(4,656)
Deferred revenue	(21,332)
Deferred tax liability	(10,436)
Other long-term liabilities	(516)
Total	$121,704
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its acquisitions during the three and nine months ended September 30, 2022 as if each acquisition had occurred on January 1, 2022 (in thousands, except per share amounts):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	(unaudited)	(unaudited)
Revenues	$342,173	$1,010,600
Net income (loss)	$18,120	$(3,801)
Income (loss) per common share - Basic	$0.39	$(0.08)
Income (loss) per common share - Diluted	$0.39	$(0.08)

4.Investments
Investments consist primarily of equity and debt securities.
Investments in equity securities
On October 7, 2021, the Company completed the separation of its cloud fax business (the “Separation”) into an independent publicly traded company, Consensus Cloud Solutions, Inc. (“Consensus”). Following the Separation, the Company retained shares of Consensus common stock and as of September 30, 2023 and December 31, 2022, the Company held approximately 1.0 million and 1.1 million shares, respectively, of the common stock of Consensus. As of September 30, 2023 and December 31, 2022, the carrying value of the investment in Consensus was $26.0 million and $58.4 million respectively, and are included in ‘Short-term investments’ in the Condensed Consolidated Balance Sheets. The Company accounts for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses are recognized in earnings.
During the three and nine months ended September 30, 2022, the Company completed the non-cash tax-free debt-for-equity exchanges of 500,000 and 2,800,000 shares, respectively, of its common stock of Consensus for the extinguishment of $22.3 million and $112.3 million, respectively of principal of the Company’s Term Loan Facilities (as defined in Note 7 - Debt), and related interest. During the three and nine months ended September 30, 2023, the Company sold zero and 52,393 shares, respectively, of common stock of Consensus in the open market.
Losses on equity securities were recorded in ‘Unrealized (loss) gain on short-term investments held at the reporting date, net’ in the Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (losses) gains during the period	$(6,019)	$4,672	$(29,203)	$(61,937)
Less: gains (losses) on securities sold during the period	—	471	357	(47,772)
Unrealized (losses) gains recognized during the period on short-term investments held at the reporting date, net	$(6,019)	$4,201	$(29,560)	$(14,165)
On July 31, 2023, the Company entered into an agreement to purchase $25.0 million of equity of Xyla, Inc. (“Xyla”) for a minority ownership stake. This minority investment was made in the form of cash and shares of the Company’s common stock. The Company accounts for its investment in Xyla as an equity investment without a readily determinable fair value measured under the measurement alternative in accordance with ASC Topic 321, Investments - Equity Securities. As of September 30, 2023, the investment in Xyla has a carrying value of $25.3 million, including transaction costs, and is included in ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Investment in corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity and acquired 4% convertible notes with an aggregate value of $15.0 million. On May 19, 2023, the Company entered into the Note Amendment Agreement (the “Amendment”) with respect to the same entity. The Amendment increased the interest rate on the convertible notes to 6%, extended the maturity date, and subordinated all existing and future obligations, liabilities, and indebtedness of the entity to the entity’s senior creditor, as defined in the Amendment. This investment is included in ‘Long-term investments, net’ in the Condensed Consolidated Balance Sheets and is classified as available-for-sale. The investment was initially measured at its transaction price and subsequently remeasured at fair value, with unrealized gains and losses reported as a component of other comprehensive income.
As of September 30, 2023, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $15.5 million, with a contractual maturity date that is more than one year but less than five years. As of December 31, 2022, both of the carrying value and the maximum exposure of the Company’s equity method investment in corporate debt securities was approximately $15.6 million. Cumulative gross unrealized gains on investment in corporate debt securities as of September 30, 2023 and December 31, 2022 was approximately $0.5 million and $0.6 million, respectively.
 There were no investments in an unrealized loss position as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
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
During both the nine months ended September 30, 2023 and 2022, the Company received no distributions from OCV.
The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag (including management fees) due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
During the three months ended September 30, 2023 and 2022, the Company recognized a gain (loss) from equity method investment of $0.1 million and $(3.2) million, net of tax benefit, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized a loss from equity method investment of $9.7 million and $10.1 million, net of tax benefit, respectively. The losses during the three months ended September 30, 2022 and during the nine months ended September 30, 2023 and 2022 were primarily the result of losses in the underlying investments and the loss during the three and nine months ended September 30, 2022 also included management fee expense. The Company did not recognize management fee expense in 2023 as a result of the settlement of certain litigation in 2022 whereby no further management fees would be paid by the Company to the manager of the OCV Fund. During the three and nine months ended September 30, 2022, the Company recognized expense for management fees of zero and $1.5 million, respectively, net of tax benefit.
As of September 30, 2023, both of the carrying value and the maximum exposure of the Company’s equity method investment was $99.4 million. As of December 31, 2022, both of the carrying value and the maximum exposure of the Company’s equity method investment was $112.3 million. These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
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
Recurring Fair Value Measurements
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
The Company has investment in a corporate debt security that does not have a readily determinable fair value because acquired securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The fair value of the corporate debt securities is determined primarily based on significant estimates and assumptions, including Level 3 inputs. As of September 30, 2023 and December 31, 2022, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 12% and 13%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of one to three years, depending on probability scenario, as of September 30, 2023 and approximately one-year as of December 31, 2022.
The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The valuation approaches used to value Level 3 investments considers unobservable inputs in the market such as time to liquidity, volatility, dividend yield, and breakpoints. Significant increases or decreases in either of the inputs in isolation would result in a significantly lower or higher fair value measurement. As of September 30, 2023 and December 31, 2022, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2023	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$288,610	$—	$—	$288,610	$288,610
Short-term investments:
Certificates of deposit	—	3,753	—	3,753	3,753
Consensus common stock	26,044	—	—	26,044	26,044
Long-term investments:
Investment in corporate debt securities	—	—	15,469	15,469	15,469
Total assets measured at fair value	$314,654	$3,753	$15,469	$333,876	$333,876

Liabilities:
Contingent consideration	$—	$—	$3,389	$3,389	$3,389
Total liabilities measured at fair value	$—	$—	$3,389	$3,389	$3,389

December 31, 2022	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$312,010	$—	$—	$312,010	$312,010
Short-term investments:
Consensus common stock	58,421	—	—	58,421	58,421
Long-term investments:
Investment in corporate debt securities	—	—	15,586	15,586	15,586
Total assets measured at fair value	$370,431	$—	$15,586	$386,017	$386,017

Liabilities:
Contingent consideration	$—	$—	$555	$555	$555
Total liabilities measured at fair value	$—	$—	$555	$555	$555
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the nine months ended September 30, 2023 and 2022, there were no transfers that occurred between levels.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Nine months ended September 30,
	2023		2022
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$555	$15,586	$5,775	$—
Fair value at date of acquisition	2,834	—	555	15,000
Fair value adjustments (1)	—	(117)	(2,305)	—
Payments	—	—	(2,919)	—
Balance as of September 30	$3,389	$15,469	$1,106	$15,000

(1)The fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General and administrative’ on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2023 and 2022. The fair value adjustments to the corporate debt securities in the table above were recorded within ‘Change in fair value on available-for-sale investments, net’ on the Condensed Consolidated Statements of Comprehensive (Loss) Income during the three and nine months ended September 30, 2023 and 2022.
Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value only when an impairment is recognized. The Company’s financial assets, comprised of equity securities without readily determinable fair value, are adjusted to fair value when observable price changes are identified or due to impairment. Such fair value measurements are based predominately on Level 3 inputs. See Note 1 - Basis of Presentation for further information on intangible assets and right-of-use assets impairment charges recorded in the three and nine months ended September 30, 2023 and 2022. See Note 7 - Goodwill and Intangible Assets for further information on a goodwill impairment charge recorded in the three and nine months ended September 30, 2023 and 2022.
Other Fair Value Disclosures
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
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$456,695	$389,022	$456,400	$390,908
1.75% Convertible Notes	$544,048	$508,832	$542,653	$548,411

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
6.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the nine months ended September 30, 2023 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2023	$1,065,989	$525,485	$1,591,474
Goodwill acquired (Note 3)	6,258	—	6,258
Goodwill impairment	(56,850)	—	(56,850)
Purchase accounting adjustments (1)	(72)	—	(72)
Foreign exchange translation	(644)	(503)	(1,147)
Balance as of September 30, 2023	$1,014,681	$524,982	$1,539,663

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions.
During the three and nine months ended September 30, 2023 and 2022, the Company reassessed the fair value of certain reporting units within the Digital Media reportable segment as a result of a forecasted reduction in revenue and EBITDA in the reporting unit, as well as an increase in interest rates and market volatility that would affect the Company’s assumptions on its discount rate. Based on the quantitative fair value test in each period, the carrying value of the reporting unit exceeded its fair value, and the Company recorded an impairment of approximately $56.9 million during the three and nine months ended September 30, 2023, and approximately $27.4 million during the three and nine months ended September 30, 2022. Following the impairment during the three and nine months ended September 30, 2022, the reporting unit had goodwill of approximately $86.9 million and the carrying value approximated its fair value. Following the impairment during the three and nine months ended September 30, 2023, the reporting unit had goodwill of approximately $79.2 million and there is no excess of reporting unit fair value over the carrying amount, so any further decrease in estimated fair value would result in an additional impairment charge to goodwill. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
In each period, the fair value of the reporting unit was determined using an equal weighting of an income approach that was based on the discounted estimated future cash flows of the reporting unit and a market approach that uses the guideline public company approach. We believe the combination of these approaches provides an appropriate valuation because it incorporates the expected cash generation of the reporting unit in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Determining fair value using a discounted estimated future cash flow analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the discounted cash flow analyses were based on the most recent forecast for the reporting unit. For years beyond the forecast period, the estimates were based, in part, on forecasted growth rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. Determining fair value using a market approach considers multiples of financial metrics based on trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the reporting unit.
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
Goodwill as of September 30, 2023 and December 31, 2022 reflects accumulated impairment losses of $84.2 million and $27.4 million, respectively, in the Digital Media reportable segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Intangible Assets Subject to Amortization
As of September 30, 2023, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10 years	$265,406	$142,201	$123,205
Customer relationships (1)	8 years	690,942	533,565	157,377
Other purchased intangibles	9 years	476,529	389,168	87,361
Total		$1,432,877	$1,064,934	$367,943

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
Amortization expense, included in General and administrative expense on the Condensed Consolidated Statements of Operations, was approximately $33.0 million and $36.3 million for the three months ended September 30, 2023 and 2022, respectively, and $100.0 million and $119.3 million for the nine months ended September 30, 2023 and 2022, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
7.Debt
Long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	550,000	550,000
Total Notes	1,010,038	1,010,038
Credit Agreement	—	—
Less: Unamortized discount	(2,540)	(2,764)
Deferred issuance costs	(6,755)	(8,221)
Total long-term debt	$1,000,743	$999,053
As of September 30, 2023, $550.0 million of principal will mature in 2026 and $460.0 million of principal will mature in 2030.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of September 30, 2023.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Repurchases of 4.625% Senior Notes on the open market were as follows (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Principal repurchased	$105,135	$181,238
Aggregate purchase price	$94,051	$167,661
Gain on repurchase (1)	$10,211	$12,060

(1)Presented within ‘Gain on debt extinguishment, net” on the Condensed Consolidated Statements of Operations.
Cumulatively as of September 30, 2023, the Company repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes.
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
Under certain conditions set forth in the indenture, the 1.75% Convertible Notes bear additional interest of 0.50% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. During the three and nine months ended September 30, 2023, the Company recorded $0.3 million and $7.7 million of interest expense related to the 1.75% Convertible Notes for such additional interest. In August 2023, $7.0 million of this interest obligation was paid by the Company to the trustee under the indenture for the 1.75% Convertible Notes, which was paid to holders of record in August 2023. The Company paid its remaining obligation of approximately $0.7 million as of November 1, 2023. As of August 1, 2023, the Company has complied with the conditions set forth in the indenture. As such, the cumulative $7.7 million interest expense was non-recurring.
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of September 30, 2023 and December 31, 2022, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of September 30, 2023, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 5,158,071 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.

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
The following table provides additional information related to the 1.75% Convertible Notes (in thousands):

	September 30, 2023	December 31, 2022
Principal amount of 1.75% Convertible Notes	$550,000	$550,000
Less: Carrying amount of debt issuance costs	(5,952)	(7,347)
Net carrying amount of 1.75% Convertible Notes	$544,048	$542,653
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$2,746	$2,407	$14,963	$7,370
Amortization of debt issuance costs	466	456	1,395	1,400
Total interest expense related to 1.75% Convertible Notes	$3,212	$2,863	$16,358	$8,770
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
Credit Agreement
On April 7, 2021, the Company entered into a $100.0 million Credit Agreement (the “Credit Agreement”). Subject to certain conditions and approvals, the Company may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250.0 million, for a total aggregate commitment of up to $350.0 million. The final maturity of the Credit Facility will occur on April 7, 2026.
At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. The Credit Agreement is secured by an associated collateral agreement that provides for a lien on the majority of the Company’s assets and the assets of the guarantors, in each case, subject to customary exceptions. As of September 30, 2023, there were no amounts outstanding under the Credit Agreement.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold any investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of September 30, 2023.
Debt-for-Equity Exchange
On June 10, 2022 (the “Term Loan Funding Date”), the Company entered into a Fifth Amendment to its Credit Agreement with MUFG Union Bank, N.A, as administrative agent and collateral agent and the lenders party thereto to effectuate a debt-for-equity exchange. The Fifth Amendment to the Credit Agreement provided for the issuance of senior secured term loans under the Credit Agreement (the “Term Loan Facility”), in an aggregate principal amount of $90.0 million. The Term Loan Facility had a maturity date that was 60 days after the Term Loan Funding Date. The Term Loan Facility bore interest at a base rate equal to the greater of (x) the Federal Funds Effective Rate, as defined in the Credit Agreement, in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent, as defined in the Credit Agreement, as its U.S. Dollar "Reference Rate" and (z) one month LIBOR plus 1%, provided that the base rate for any term loan made under the Credit Agreement shall be greater of clause (x) and (y) above in each case.
On September 15, 2022 (the “Term Loan Two Funding Date”), the Company entered into a Sixth Amendment to its Credit Agreement with MUFG Union Bank, N.A, as administrative agent and collateral agent and the lenders party thereto to effectuate a second debt-for-equity exchange. The Sixth Amendment to the Credit Agreement provided for the Term Loan Two Facility (together with the Term Loan Facility, the “Facilities”) in an aggregate principal amount of approximately $22.3 million and certain other changes to the Credit Agreement. The Term Loan Two Facility had a maturity date that was 60 days after the Term Loan Two Funding Date. The Term Loan Two Facility bore interest at a base rate equal to the greater of (x) the Federal Funds Effective Rate, as defined in the Credit Agreement, in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent, as defined in the Credit Agreement, as its U.S. Dollar "Reference Rate" and (z) one month LIBOR plus 1.0%, provided that the base rate for any term loan made under the Credit Agreement shall be greater of clause (x) and (y) above in each case.
During the three and nine months ended September 30, 2022, the Company borrowed approximately $22.3 million and $112.3 million, respectively, under the Facilities and completed the non-cash debt-for-equity exchange of 500,000 shares and 2,800,000 shares, respectively, of its common stock of Consensus to settle its obligation of $22.3 million and $112.3 million, respectively, outstanding aggregate principal amount of the Term Loan Facility plus an immaterial amount of interest. During the three and nine months ended September 30, 2022, the Company recorded a loss on extinguishment of debt of approximately $0.1 million and $0.6 million, respectively, related to the debt-for-equity exchange, which is presented within ‘Gain on debt extinguishment, net’ on our Condensed Consolidated Statements of Operations.

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
On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against the Company in the Central District of California (20-cv-06096), alleging violations of federal securities laws. The court appointed a lead plaintiff. The Company moved to dismiss the consolidated class action complaint. The court granted the motion to dismiss and the plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint. On August 8, 2022, the court granted the Company’s motion to dismiss the amended complaint without leave to amend. The lead plaintiff has filed a notice of appeal and the matter is pending on appeal.

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
Non-Income Related Taxes
The Company does not collect and remit sales and use, telecommunication, or similar taxes and fees in certain jurisdictions where the Company believes such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there. The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities, and foreign jurisdictions. The Company recognizes a liability for these matters when it is probable that an obligation exists and the amount can be reasonably estimated based on all relevant information that is available at each reporting period.
The Company established reserves for these matters of $25.5 million and $25.5 million as of September 30, 2023 and December 31, 2022, respectively, which are included within ‘Accounts payable’ and ‘Other long-term liabilities’ on the Company’s Condensed Consolidated Balance Sheet. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.

9.Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was (20.7)% and 45.9% for the three months ended September 30, 2023 and 2022, respectively and (1,040.8)% and 83.9% for the nine months ended September 30, 2023 and 2022, respectively.
The Company’s effective tax rate for the three and nine months ended September 30, 2023 was disproportionately impacted by the goodwill impairment of $56.9 million. No corresponding tax benefit was recorded on the impairment charge since it entirely related to excess financial statement goodwill with no tax basis.
During the three and nine months ended September 30, 2022 the Company’s effective tax rate was impacted due to the Company recording a deferred tax liability and corresponding tax expense of $11.3 million related to its investment in Consensus since the Company did not dispose of the shares within the one-year anniversary of the Separation. The increase to

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
tax expense was partially offset by a tax benefit of $6.7 million for recording a deferred tax asset on the impairment of goodwill recorded during the three and nine months ended September 30, 2022.
As of September 30, 2023 and December 31, 2022, the Company had $41.4 million and $40.4 million, respectively, in liabilities for uncertain income tax positions included within ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statement of Operations.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheets. The Company’s prepaid taxes were $0.2 million and $3.2 million as of September 30, 2023 and December 31, 2022, respectively.

10.Stockholders’ Equity
On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans to execute repurchases under the 2020 Program. During the three months ended September 30, 2023 and 2022, the Company repurchased 605,428 and zero shares, respectively, under the 2020 Program, at an aggregate cost of approximately $41.0 million and zero, respectively (including excise tax). During the nine months ended September 30, 2023 and 2022, the Company repurchased 1,585,846 and 736,536 shares, respectively, under the 2020 Program, at an aggregate cost of approximately $104.9 million and $71.3 million, respectively (including excise tax). Cumulatively as of September 30, 2023, 5,258,692 shares were repurchased under the 2020 Program, at an aggregate cost of $401.8 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of September 30, 2023 was 4,741,308 shares.
The Company accounts for share repurchases on a trade date basis by allocating cost in excess of par value between retained earnings and additional paid-in capital. The repurchased shares are constructively retired and returned to an authorized but unissued status. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a 1.0% excise tax on share repurchases made after December 31, 2022. As a result, the Company accrued excise tax in connection with the share repurchases it completed during the three and nine months ended September 30, 2023.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three months ended September 30, 2023 and 2022, the Company purchased and retired 9,479 and 2,601 shares at an aggregate cost of approximately $0.2 million and $0.2 million, respectively, from plan participants for this purpose. During the nine months ended September 30, 2023 and 2022, the Company purchased and retired 51,354 and 52,837 shares at an aggregate cost of approximately $3.5 million and $5.2 million, respectively, from plan participants for this purpose.

11.Share-Based Compensation
The Company’s share-based compensation plans include the 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.
The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of September 30, 2023, 435,135 shares underlying options and 818,106 shares of restricted stock units were outstanding under the 2015 Plan. At September 30, 2023, there were 1,069,488 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenues	$76	$63	$246	$289
Sales and marketing	323	772	2,285	2,447
Research, development, and engineering	840	567	2,581	2,048
General and administrative	5,535	4,984	19,281	16,022
Total share-based compensation expense	$6,774	$6,386	$24,393	$20,806
Restricted Stock
The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and four to eight years for the Chief Executive Officer. The Company granted 296,705 and 152,982 shares of restricted stock and restricted units (excluding awards with market conditions below) during the nine months ended September 30, 2023 and 2022, respectively.
The Company has awarded certain key employees market-based restricted stock and market-based restricted stock units pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Share-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended September 30, 2023, the Company awarded 167,606 market-based restricted stock units at stock price targets ranging from $83.61 to $103.76 per share. During the nine months ended September 30, 2022, the Company awarded 100,193 market-based restricted stock units at stock price targets ranging from $107.97 to $138.73 per share. The per share weighted average grant-date fair values of the market-based restricted stock units granted during the nine months ended September 30, 2023 and 2022 were $70.07 and $87.11, respectively.
The weighted-average fair values of market-based restricted stock units granted have been estimated utilizing the following assumptions:

	September 30, 2023	September 30, 2022
Underlying stock price at valuation date	$77.80	$99.32
Expected volatility	32.0%	36.7%
Risk-free interest rate	4.1%	1.8%

Restricted stock award activity for the nine months ended September 30, 2023 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	311,281	$52.73
Vested	(51,154)	$72.40
Canceled	(322)	$77.75
Nonvested at September 30, 2023	259,805	$48.82

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Restricted stock unit activity for the nine months ended September 30, 2023 is set forth below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding at January 1, 2023	464,354
Granted	464,311
Vested	(73,701)
Canceled	(36,858)
Outstanding at September 30, 2023	818,106	$52,105,171
Vested and expected to vest at September 30, 2023	749,680	$47,747,103
As of September 30, 2023, the Company had unrecognized share-based compensation cost of approximately $53.2 million associated with these restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.1 years for restricted stock awards and 2.5 years for restricted stock units.
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
The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.7% and 11.2% as of September 30, 2023 and 2022, respectively.
For the nine months ended September 30, 2023 and 2022, 87,098 and 76,741 shares were purchased under the Purchase Plan, respectively at a price of $54.25 and $68.22 per share, respectively. As of September 30, 2023, 1,068,601 shares were available under the Purchase Plan for future issuance.
The shared-based compensation expense related to the Purchase Plan has been estimated utilizing the following weighted-average assumptions:

	September 30, 2023	September 30, 2022
Risk-free interest rate	4.7%	1.5%
Expected term (in years)	0.5	0.5
Expected volatility	35.8%	41.6%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
12.Earnings Per Share
The components of basic and diluted earnings (loss) per share are as follows (in thousands, except share and per share data):

	Three months ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net (loss) income per common share:
Net (loss) income	$(30,971)	$(30,971)	$18,185	$18,185
Less: Net income available to participating securities (1)	—	—	(4)	(4)
Plus: 1.75% Convertible Notes interest expense (after-tax)	—	—	—	—
Net (loss) income available to the Company’s common shareholders	$(30,971)	$(30,971)	$18,181	$18,181
Denominator:
Basic weighted-average outstanding shares of common stock	46,062,097	46,062,097	46,871,897	46,871,897
Diluted effect of:
Equity incentive plans	—	—	—	—
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	46,062,097	46,062,097	46,871,897	46,871,897

Net (loss) income per share	$(0.67)	$(0.67)	$0.39	$0.39

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

	Nine months ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net loss per common share:
Net loss	$(21,919)	$(21,919)	$(3,714)	$(3,714)
Less: Net income available to participating securities (1)	—	—	—	—
Plus: 1.75% Convertible Notes interest expense (after-tax)	—	—	—	—
Net loss available to the Company’s common shareholders	$(21,919)	$(21,919)	$(3,714)	$(3,714)
Denominator:
Basic weighted-average outstanding shares of common stock	46,612,660	46,612,660	46,967,671	46,967,671
Diluted effect of:
Equity incentive plans	—	—	—	—
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	46,612,660	46,612,660	46,967,671	46,967,671

Net loss per share	$(0.47)	$(0.47)	$(0.08)	$(0.08)

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
For the three months ended September 30, 2023 and 2022, there were 1,512,611 and 1,278,330 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive primarily due to the net loss during the 2023 period and the average stock price during the 2022 period. For the nine months ended September 30, 2023 and 2022, there were 1,512,611 and 1,278,330 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive primarily due to the net loss during each period. For the three and nine months ended September 30, 2023 and 2022, 5,158,071 shares related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation of convertible debt instruments.

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
Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue by reportable segment:
Digital Media	$267,951	$263,896	$755,032	$757,423
Cybersecurity and Martech	73,051	78,192	219,263	237,596
Elimination of inter-segment revenues	(17)	(215)	(152)	(722)
Total revenues	$340,985	$341,873	$974,143	$994,297

Operating costs and expenses by reportable segment (2):
Digital Media	280,856	236,579	702,752	653,363
Cybersecurity and Martech	60,541	64,362	181,633	198,861
Elimination of inter-segment operating expenses	(17)	(215)	(152)	(722)
Total segment operating expenses	341,380	300,726	884,233	851,502
Corporate (1)	12,924	12,113	38,019	37,312
Total operating costs and expenses	354,304	312,839	922,252	888,814

Operating (loss) income by reportable segment:
Digital Media operating (loss) income	(12,905)	27,317	52,280	104,060
Cybersecurity and Martech operating income	12,510	13,830	37,630	38,735
Total segment operating (loss) income	(395)	41,147	89,910	142,795
Corporate (1)	(12,924)	(12,113)	(38,019)	(37,312)
(Loss) income from operations	$(13,319)	$29,034	$51,891	$105,483

(1)Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.
(2)Operating expenses for each segment include cost of sales and other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization, and other administrative expenses. For the three and nine months ended September 30, 2023 and 2022, the Company had an impairment to goodwill within operating costs and expenses for Digital Media.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Non-cash investing activity:
Property and equipment, accrued but unpaid	$373	$184
Right-of-use assets acquired in exchange for operating lease obligations	$1,282	$4,130
Purchase of equity investments with common stock	$13,500	$—
Disposition of Consensus common stock (1)	$—	$112,286
Non-cash financing activity:
Debt principal settled in exchange for Consensus common stock (1)	$—	$112,286

(1)During the nine months ended September 30, 2022, the Company disposed $160.1 million of its investment in Consensus common stock in exchange for $112.3 million of debt and recorded $47.8 million of Loss on investment, net.

Supplemental data (in thousands):

	Nine months ended September 30,
	2023	2022
Interest paid	$22,395	$20,718
Income taxes paid, net of refunds	$47,001	$31,632

15.Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax, for the three months ended September 30, 2023 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of July 1, 2023	$52	$(79,633)	$(79,581)
Other comprehensive income (loss), net of tax	309	(6,841)	(6,532)
Balance as of September 30, 2023	$361	$(86,474)	$(86,113)
The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax, for the nine months ended September 30, 2023 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2023	$441	$(85,814)	$(85,373)
Other comprehensive loss, net of tax	(80)	(660)	(740)
Balance as of September 30, 2023	$361	$(86,474)	$(86,113)
There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
16.Related Party Transactions
Consensus
As of September 30, 2023 and December 31, 2022, the Company held approximately 1.0 million and 1.1 million shares of the common stock of Consensus, respectively, representing approximately 5% of the Consensus outstanding common stock. The Company determined that Consensus was no longer a related party after September 30, 2022. Related party transactions with Consensus through September 30, 2022 are included within the disclosures below.
In preparation for and in executing the Separation, the Company incurred transaction-related costs, some of which were, reimbursed by Consensus. These transaction costs primarily related to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax, and legal functions. In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement. The transition services agreement governs services including certain information technology services, finance and accounting services, and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services, and nearly all such services were terminated without extension twelve months after the Separation. During the three and nine months ended September 30, 2022, the Company recorded an offset to expense of approximately zero and $1.2 million, respectively, from Consensus related to the transition services agreement within ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, Consensus paid the Company approximately $7.2 million and $18.7 million, respectively, related to reimbursement of the items described above. Further, the Company assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis remained the lessee under this lease and its obligations remained in place through October 7, 2022, after which time Consensus took over the lease in full. During the three and nine months ended September 30, 2022, the Company recorded an offset to lease expense of approximately $0.5 million and $1.5 million, respectively, related to this lease, however, Consensus paid the landlord directly (other than an immaterial amount of sublease payments from Ziff Davis to Consensus).
OCV
OCV is considered a related party because it is an investment that is accounted for by the equity method. On September 25, 2017, the Company entered into a commitment to invest in the OCV Fund. During both of the three months ended September 30, 2023 and 2022, the Company recognized expense for management fees of zero. During the nine months ended September 30, 2023 and 2022, the Company recognized expense for management fees of zero and $1.5 million, net of tax benefit, respectively. As a result of the settlement of certain litigation in 2022, no further management fees will be paid by the Company to the manager of the OCV Fund. During both the nine months ended September 30, 2023 and 2022, the Company received no distributions from OCV.

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
◦Create compelling digital media content facilitating increased traffic and advertising levels and additional advertisers or an increase in advertising spend, and effectively target digital media advertisements to desired audiences;
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

Overview
Ziff Davis, Inc. was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “the Company”, “our”, “us” or “we”), is a vertically focused digital media and internet company whose portfolio includes brands in technology, shopping, gaming and entertainment, connectivity, health, cybersecurity, and martech. Our Digital Media business specializes in the technology, shopping, gaming and entertainment, connectivity and healthcare markets, offering content, tools, and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy, and marketing technology.
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
Performance Metrics
Revenues from customers classified by revenue source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Digital Media
Advertising	$183,008	$186,921	$514,173	$546,186
Subscription	71,858	64,780	209,167	179,257
Other	13,085	12,195	31,692	31,980
Total Digital Media revenues	$267,951	$263,896	$755,032	$757,423

Cybersecurity and Martech
Subscription	$73,051	$78,192	$219,263	$237,596
Total Cybersecurity and Martech revenues	$73,051	$78,192	$219,263	$237,596

Elimination of inter-segment revenues	(17)	(215)	(152)	(722)
Total Revenues	$340,985	$341,873	$974,143	$994,297

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
The following table sets forth certain key operating metrics for our Digital Media advertising business for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
Net advertising revenue retention (1)	88.9%	94.1%
Advertisers (2)	1,785	1,953
Quarterly revenue per advertiser (3)	$102,525	$95,710

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

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022(4)
Subscribers (in thousands) (1)	3,231	3,146
Average quarterly revenue per subscriber (2)	$44.84	$45.45
Churn rate (3)	3.22%	3.71%

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

Three months ended September 30, 2022
Subscribers (in thousands)	96
Average quarterly revenue per subscriber	$(1.42)
Churn rate	0.16%

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2022 Annual Report on Form 10-K filed with the SEC on March 1, 2023. During the three and nine months ended September 30, 2023, there were no significant changes in our critical accounting policies and estimates. See Note 1 - Basis of Presentation and Overview to the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company.
See Note 6 - Goodwill and Intangible Assets to the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for discussion of an impairment of goodwill of approximately $56.9 million during the three and nine months ended September 30, 2023.
Following the impairment during the three and nine months ended September 30, 2023, the reporting unit had goodwill of approximately $79.2 million and there is no excess of reporting unit fair value over the carrying amount, so any further decrease in estimated fair value would result in an additional impairment charge to goodwill. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

Results of Operations for the Three and Nine Months Ended September 30, 2023
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
We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, for a number of reasons, including current macroeconomic conditions, in a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space, but with different business models, may impact Digital Media’s overall operating profit margins.
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
We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, for a number of reasons, including current macroeconomic conditions, in a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space but with different business models, may impact Cybersecurity and Martech’s overall operating profit margins.

Revenues

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2023	2022		2023	2022
Revenues	$340,985	$341,873	(0.3)%	$974,143	$994,297	(2.0)%
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
Our revenues decreased during the three months ended September 30, 2023 compared to the 2022 period primarily due to a $3.8 million decline in advertising revenue in our Digital Media business and a $5.1 million subscription revenue decline in our Cybersecurity and Martech business, partially offset by a $7.1 million increase in subscription revenue in the Digital Media business. Our revenues decreased during the nine months ended September 30, 2023 compared to the 2022 period primarily due to a $31.7 million decline in advertising revenue in our Digital Media business and a $18.3 million decline in subscription revenue in our Cybersecurity and Martech business, partially offset by an increase of $30.5 million in subscription revenue in the Digital Media business. Included in revenue during the three and nine months ended September 30, 2023 was $0.2 million and $21.3 million, respectively, of incremental revenue contributed by businesses acquired during 2022.
Cost of Revenues

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2023	2022		2023	2022
Cost of Revenue	$55,526	$52,603	5.6%	$148,677	$144,707	2.7%
As a percent of revenue	16.3%	15.4%		15.3%	14.6%
Cost of revenues is primarily comprised of costs associated with content fees, production costs, and hosting costs. The increase in cost of revenues for the three and nine months ended September 30, 2023 compared to the respective 2022 periods was primarily due to higher web hosting and royalty fees, partially offset by lower campaign fulfillment and similar costs.
Sales and Marketing

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2023	2022		2023	2022
Sales and Marketing	$125,062	$119,474	4.7%	$360,916	$361,013	—%
As a percent of revenue	36.7%	34.9%		37.0%	36.3%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing costs during the three months ended September 30, 2023, compared to the 2022 period was primarily due to an increase in personnel-related expenses and higher revenue share costs. The decrease in sales and marketing expenses during the nine months ended September 30, 2023, compared to the 2022 period was primarily due to lower expenses for outside services related to software development and lower user acquisition expenses, partially offset by higher consulting and professional fees.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2023	2022		2023	2022
Research, Development, and Engineering	$17,597	$17,735	(0.8)%	$53,328	$55,883	(4.6)%
As a percent of revenue	5.2%	5.2%		5.5%	5.6%

Research, development, and engineering costs consist primarily of personnel-related expenses. The decrease in research, development, and engineering costs for the three months ended September 30, 2023, compared to the 2022 period was primarily due to lower engineering costs as more costs were capitalized in 2023 than in 2022, partially offset by higher personnel-related costs. The decrease in research, development, and engineering costs for the nine months ended September 30, 2023, compared to the 2022 period was primarily due to lower engineering costs as more costs were capitalized in 2023 than in 2022, and lower expenses for outside services related to software development, partially offset by higher consulting and professional fees.
General and Administrative

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2023	2022		2023	2022
General and Administrative	$99,269	$95,658	3.8%	$302,481	$299,842	0.9%
As a percent of revenue	29.1%	28.0%		31.1%	30.2%
Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance, and insurance costs. The increase in general and administrative expense for the three and nine months ended September 30, 2023 compared to the respective 2022 periods was primarily due to higher depreciation and amortization expense and higher personnel-related costs.
Goodwill Impairment on Business
Goodwill impairment on business was $56.9 million for the three and nine months ended September 30, 2023, respectively, and $27.4 million for the three and nine months ended September 30, 2022, respectively. The goodwill impairment during all periods was related to reporting units within the Digital Media reportable segment. Refer to Note 6 - Goodwill and Intangible Assets for further details.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenues	$76	$63	$246	$289
Sales and marketing	323	772	2,285	2,447
Research, development and engineering	840	567	2,581	2,048
General and administrative	5,535	4,984	19,281	16,022
Total share-based compensation expense	$6,774	$6,386	$24,393	$20,806

Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2023	2022		2023	2022
Interest expense, net	$(2,817)	$(8,560)	(67.1)%	$(17,780)	$(28,419)	(37.4)%
Gain on debt extinguishment, net	—	10,112	(100.0)%	—	11,505	(100.0)%
Unrealized (loss) gain on short-term investments held at the reporting date, net	(6,019)	4,201	(243.3)%	(29,560)	(14,165)	108.7%
Gain (loss) on investments, net	—	471	100.0%	357	(47,772)	100.7%
Other (loss) income, net	(3,571)	4,218	(184.7)%	(5,982)	12,962	(146.2)%
Total non-operating (expense) income	$(12,407)	$10,442	(218.8)%	$(52,965)	$(65,889)	(19.6)%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net was $2.8 million and $8.6 million for the three months ended September 30, 2023 and 2022, respectively, and $17.8 million and $28.4 million for the nine months ended September 30, 2023 and 2022, respectively. Interest expense, net decreased during the three months ended September 30, 2023, compared to the 2022 period primarily due to higher interest income as a result of higher interest rates during the third quarter of 2023 compared to the prior year period and approximately $0.5 million less interest expense from the 4.625% Senior Notes related to a lower principal balance over the period as a portion of the notes was repurchased. Interest expense, net decreased during the nine months ended September 30, 2023 compared to the 2022 period primarily due to higher interest income as a result of higher interest rates and approximately $3.4 million less interest expense from the 4.625% Senior Notes related to a lower principal balance over the period as a portion of the notes was repurchased, partially offset by the additional non-recurring $7.7 million of interest expense on the 1.75% Convertible Notes at a rate of 0.50% per annum. See Note 7 – Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1of Part II.
Gain on debt extinguishment, net. Gain on debt extinguishment, net, was zero and $10.1 million during the three months ended September 30, 2023 and 2022, respectively, and zero and $11.5 million during the nine months ended September 30, 2023 and 2022, respectively. The gain on debt extinguishment during the three and nine months ended September 30, 2022 related primarily to the repurchases of the 4.625% Senior Notes.
Unrealized (loss) gain on short-term investments held at the reporting date, net. Unrealized loss on short-term investment held at the reporting date, net was $6.0 million during the three months ended September 30, 2023, compared to unrealized gain of $4.2 million during the three months ended September 30, 2022. Unrealized loss on short-term investment held at the reporting date, net was $29.6 million and $14.2 million during the nine months ended September 30, 2023 and 2022, respectively. The unrealized (loss) gain recorded in all periods represents the change in fair value of our investment in Consensus Cloud Solutions, Inc. (“Consensus”).
Gain (loss) on investments, net. Gain (loss) on investments, net is generated from gains and losses gains from investments in equity and debt securities. Gain on investments, net was zero and $0.5 million for the three months ended September 30, 2023 and 2022, respectively. Gain on investments, net was $0.4 million for the nine months ended September 30, 2023 and loss in investment, net was $47.8 million for the nine months ended September 30, 2022. Our gain (loss) on investments, net during all periods was related to the disposition of Consensus common stock.
Other (loss) income, net. Other (loss) income, net is generated primarily from miscellaneous items and gains or losses on foreign currency. Other loss, net was $3.6 million during the three months ended September 30, 2023, compared to other income, net of $4.2 million for the three months ended September 30, 2022. Other loss, net was $6.0 million during the nine months ended September 30, 2023, compared to other income, net of $13.0 million for nine months ended September 30, 2023 and 2022. The decrease in all periods was primarily attributable to a reserve established on a receivable from a buyer of a previously disposed business and to changes in gains or losses on foreign currency.

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
Provision for income taxes amounted to income tax expense of $5.3 million and $18.1 million for the three months ended September 30, 2023 and 2022, respectively, and $11.2 million and $33.2 million for the nine months ended September 30, 2023 and 2022, respectively. Our effective tax rate was (20.7)% and 45.9% for the three months ended September 30, 2023 and 2022, respectively, and (1,040.8)% and 83.9% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was disproportionately impacted by the goodwill impairment of $56.9 million. No corresponding tax benefit was recorded on the impairment charge since it entirely related to excess financial statement goodwill with no tax basis.
During the three and nine months ended September 30, 2022, the Company’s effective tax rate was impacted due to the Company recording a deferred tax liability and corresponding tax expense of $11.3 million related to its investment in Consensus since the Company did not dispose of the shares within the one-year anniversary of the Separation. The increase to tax expense was partially offset by a tax benefit of $6.7 million for recording a deferred tax asset on the impairment of goodwill recorded during the three and nine months ended September 30, 2022.
The decrease in our effective income tax rate for the three and nine months ended September 30, 2023 compared to the 2022 periods was primarily attributable to the following:
1.a decrease in our effective income tax rate during 2023 due to the goodwill impairment recognized for book purposes with no corresponding tax benefit recognized; and
2.a decrease in our effective income tax rate due to tax expense of $11.3 million recognized during the three and nine months ended September 30, 2022 for recording a deferred tax liability related to our investment in Consensus common stock with no similar item occurring during the 2023 periods; partially offset by
3.an increase in our effective income tax rate during 2023 due to a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.
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
Income from equity method investment was $0.1 million, net of tax expense, for the three months ended September 30, 2023 compared to loss from equity method investment of $3.2 million, net of tax benefit, for the three months ended September 30, 2022. Loss from equity method investment was $9.7 million and $10.1 million, net of tax benefit for the nine months ended September 30, 2023 and 2022, respectively. The decrease in loss from equity method investment, net during the three and nine months ended September 30, 2023 compared to the respective 2022 periods was primarily due to a smaller decline in the value of the underlying investments.

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
Digital Media
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
External revenue	$267,934	$263,684	$754,880	$756,722
Inter-business revenue	17	212	152	701
Total revenue	267,951	263,896	755,032	757,423
Operating costs and expenses	280,856	236,579	702,752	653,363
Operating (loss) income	$(12,905)	$27,317	$52,280	$104,060
Digital Media’s net revenue of $267.9 million for the three months ended September 30, 2023 increased $4.3 million, or 1.6%, compared to the 2022 period primarily due to an increase in organic revenue in certain businesses, as well as $0.2 million of incremental revenue during the three months ended September 30, 2023 contributed by businesses acquired in 2022. Digital Media’s net revenue of $754.9 million for the nine months ended September 30, 2023 decreased $1.8 million, or 0.2%, compared to the 2022 period primarily due to an organic decline in certain businesses, offset by $21.3 million of incremental revenue during the nine months ended September 30, 2023, contributed by business acquired in 2022. The Company considers revenue from an acquired business to become organic revenue in the first month in which the Company can compare that full month in the current year against the corresponding full month under its ownership in the prior year.
Digital Media’s operating costs and expenses of $280.9 million for the three months ended September 30, 2023 increased $44.3 million, or 18.7%, compared to the 2022 period primarily due to a $56.9 million goodwill impairment recognized during the three months ended September 30, 2023 compared to $27.4 million recognized during the three months ended September 30, 2022, and higher sales and marketing expenses. Digital Media’s operating costs and expenses of $702.8 million for the nine months ended September 30, 2023 increased $49.4 million, or 7.6%, compared to the 2022 period primarily due to an increase of $29.5 million in goodwill impairment recognized during the nine months ended September 30, 2023 compared to the 2022 period and higher general and administrative expenses and sales and marketing expenses.
As a result of these factors, Digital Media’s operating loss of $12.9 million for the three months ended September 30, 2023 increased by $40.2 million, or 147.2%, compared to the operating income in the 2022 period. Digital Media’s operating income of $52.3 million for the nine months ended September 30, 2023 decreased $51.8 million, or 49.8%, compared to the 2022 period.
Cybersecurity and Martech
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
External revenue	$73,051	$78,190	$219,263	$237,576
Inter-business revenue	—	2	—	20
Total revenue	73,051	78,192	219,263	237,596
Operating costs and expenses	60,541	64,362	181,633	198,861
Operating income	$12,510	$13,830	$37,630	$38,735
Cybersecurity and Martech’s net revenue of $73.1 million for the three months ended September 30, 2023 decreased $5.1 million, or 6.6%, compared to the 2022 period primarily due to the organic decline in certain businesses during the period.

Cybersecurity and Martech’s net revenue of $219.3 million for the nine months ended September 30, 2023 decreased $18.3 million, or 7.7%, compared to the 2022 period primarily due to the organic decline in certain businesses during the period.
Cybersecurity and Martech’s operating costs and expenses of $60.5 million for the three months ended September 30, 2023 decreased $3.8 million, or 5.9%, compared to the 2022 period primarily due to lower sales and marketing expenses and lower general and administrative expenses. Cybersecurity and Martech’s operating costs and expenses of $181.6 million for the nine months ended September 30, 2023 decreased $17.2 million, or 8.7% compared to the 2022 period primarily due to lower sales and marketing expenses and lower general and administrative expenses.
As a result of these factors, Cybersecurity and Martech’s operating income of $12.5 million for the three months ended September 30, 2023 decreased $1.3 million, or 9.5%, from the 2022 period. Cybersecurity and Martech’s operating income of $37.6 million for the nine months ended September 30, 2023 decreased $1.1 million, or 2.9%.

Liquidity and Capital Resources
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$660,624	$652,793
Short-term investments	29,797	58,421
Long-term investments	140,167	127,871
	$830,588	$839,085
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash, cash equivalents, and investments held in domestic jurisdiction	$674,815	$671,587
Cash, cash equivalents, and investments held in foreign jurisdiction	155,773	167,498
Cash, cash equivalents, and investments	$830,588	$839,085
For information on short-term and long-term investments of the Company, refer to Note 4 - Investments to the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.
Financings
As of September 30, 2023 and December 31, 2022, there were no amounts drawn under the Credit Agreement.
During the nine months ended September 30, 2022, the Company repurchased approximately $181.2 million in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $167.7 million. No repurchases of 4.625% Senior Notes were effectuated during the nine months ended September 30, 2023.
Material Cash Requirements
Ziff Davis’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, cloud computing commitments, lease payments on its property and equipment, and holdback amounts in connection with certain business acquisitions. As of September 30, 2023, we and our subsidiaries had outstanding $1.0 billion in aggregate principal amount of indebtedness. As of September 30, 2023, our cloud computing commitments are approximately $54.3 million, and our total future minimum lease payments are $41.1 million, of which approximately $20.0 million future minimum lease payments are due in the succeeding twelve months. There were no material changes to our cash requirements during the three months ended September 30, 2023.
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

Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. The following table provides a summary of cash flows from operating, investing, and financing activities (in thousands):

	Nine months ended September 30,		Change
	2023	2022
Net cash provided by operating activities	$227,843	$293,219	$(65,376)
Net cash used in investing activities	$(104,738)	$(199,861)	$95,123
Net cash used in financing activities	$(116,810)	$(141,829)	$25,019
Operating Activities
Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $65.4 million decrease in net cash provided by operating activities during the nine months ended September 30, 2023 compared to the 2022 period was primarily related to a net decrease in collections from our customers due to timing, lower earnings before non-cash adjustments, and an increase in prepaid expenses, partially offset by the timing of income tax payments during the current period.
Investing Activities
The $95.1 million decrease in net cash used in investing activities during the nine months ended September 30, 2023 compared to the 2022 period was primarily related to lower cash used on business acquisitions during the nine months ended September 30, 2023 compared to the 2022 period and our investment in available-for-sale securities during the nine months ended September 30, 2022, which did not recur in 2023 period, partially offset by current period investment in equity securities without readily determinable fair value.
Financing Activities
The $25.0 million decrease in net cash used in financing activities during the nine months ended September 30, 2023 compared to the 2022 period was primarily related to the absence of repurchases of our 4.625% Senior Notes, which occurred during the nine months ended September 30, 2022; partially offset by 1) higher cash used on share repurchases during the 2023 period compared to the 2022 period, and 2) the absence of term loan proceeds during the 2023 period.
Stock Repurchase Program
On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program.
A summary of share repurchases under the 2020 Program during the nine months ended September 30, 2023 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price(1)	Shares remaining under repurchase authorization as of September 30, 2023
1,585,846	$104,919	4,741,308

(1)Includes the impact of excise taxes.
Cumulatively at September 30, 2023, 5,258,692 shares were repurchased, under the 2020 Program, at an aggregate cost of $401.8 million (including excise tax). These shares were subsequently retired.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2023, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of September 30, 2023 and December 31, 2022, we had $660.6 million and $652.8 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as, demand deposit accounts with maturities of 90 days or less. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Market Risk
Our investment in Consensus common stock, which has a carrying value of approximately $26.0 million as of September 30, 2023, is based upon the quoted market price of Consensus common stock. Our results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market.
(Losses) gains on the investment in Consensus common stock were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Realized (losses) gains on securities sold during the period	$—	$471	$357	$(47,772)
Unrealized (loss) gain recognized during the period on equity securities held at the reporting date	$(6,019)	$4,201	$(29,560)	$(14,165)
The carrying value of the investment in Consensus common stock as of September 30, 2023 was $26.0 million, or approximately 0.8% of the Company’s consolidated total assets. A $2.00 increase or decrease in the share price of Consensus common stock would result in an unrealized gain or loss, respectively, of approximately $2.1 million.

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
During the three months ended September 30, 2023 and 2022, foreign exchange gains amounted to $1.1 million and $3.4 million, respectively. During the nine months ended September 30, 2023 and 2022, foreign exchange (losses) gains amounted to $(0.8) million and $12.3 million, respectively.
Cumulative translation adjustments, net of tax, included in other comprehensive loss for the three months ended September 30, 2023 and 2022 were $6.8 million and $24.8 million, respectively, and for the nine months ended September 30, 2023 and 2022, were $0.7 million and $55.3 million, respectively.
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
As of September 30, 2023, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
During the quarter ended March 31, 2023, we migrated our Digital Media reportable segment onto the Company’s existing Enterprise Resource Planning (“ERP”) system. Consequently, certain business process controls have been modified to incorporate the controls contained within the ERP system. We do not believe this implementation has had or will have a material adverse effect on our internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
 On July 31, 2023, the Company entered into an agreement to purchase $25.0 million of equity of Xyla, Inc. (“Xyla”) for a minority ownership stake. This minority investment was made in the form of cash and 186,102 shares of the Company’s common stock. The shares of the Company’s common stock issued as part of this transaction were issued pursuant to exemption from registration contained in section 4(a)(2) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
On August 6, 2020, the Board approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the three months September 30, 2023, 605,428 shares were repurchased under the 2020 Program.
Cumulatively, as of September 30, 2023, the Company repurchased 5,258,692 shares, under the 2020 Program, at an aggregate cost of $401.8 million (including excise tax), which were subsequently retired. See Note 10 - Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1of Part II.
As a result of the Company’s share repurchases, as of September 30, 2023, the number of shares of the Company’s common stock available for purchase under the 2020 Program was 4,741,308 shares.

The following table details the repurchases that were made under and outside the 2020 Program, on a trade date basis, during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program(3)
July 1, 2023 - July 31, 2023	105,428	$70.59	105,428	5,241,308
August 1, 2023 - August 31, 2023	95,948	$67.41	93,674	5,147,634
September 1, 2023 - September 30, 2023	413,531	$67.25	406,326	4,741,308
Total	614,907		605,428	4,741,308

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

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

ZIFF DAVIS, INC.
(registrant)

Date:	November 9, 2023	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2023	By:	/s/ LAYTH TAKI
Layth Taki
Chief Accounting Officer
(Principal Accounting Officer)