Form 10-K
period 2023-12-31
ZIFF DAVIS, INC.
filed 2024-02-26
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Nasdaq Global Select Market was $2,027,500,810. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2024, the registrant had 46,071,456 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2024 are incorporated by reference into Part III of this Form 10-K.

Cautionary Note on Forward-Looking Information
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995.
Forward-looking statements appear throughout this report, including without limitation, in the following sections: Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements include, but are not limited to, statements concerning our strategy, prospects and plans, objectives of management, competition, future mergers, acquisitions, and divestitures and related strategy, future financial position and liquidity, future revenues, projected costs, profitability, capital adequacy, expectations regarding demand and acceptance for our technologies, our human capital strategies and priorities, and growth opportunities and trends in the markets in which we operate. Forward-looking statements generally can be identified by words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “projects”, “will be”, “will continue”, “may”, “could”, “should”, “will likely result”, and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed in Part I, Item 1A, “Risk Factors” of this report and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I
Item 1.    Business
Overview
Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, the “Company”, “our”, “us”, or “we”), is a vertically focused digital media and internet company whose portfolio includes leading brands in technology, shopping, gaming and entertainment, connectivity, health, cybersecurity, and martech. Our Digital Media business specializes in the technology, shopping, gaming and entertainment, connectivity, and healthcare markets, offering content, tools, and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy, and marketing technology.
Our Digital Media business generates revenues from advertising and sponsorships, subscriptions, performance marketing, and licensing fees. This business also generates revenues from the sale of display and video advertising; customer clicks to online merchants, and commissions on sales attributed to clicks to online merchants; the sale of content, including advertising, data, and lead generation information to clients; and the sale of subscription services to consumers and businesses. Our Cybersecurity and Martech business generates revenues primarily from customer subscription and usage fees. Our consolidated revenues are currently generated primarily from two basic business models, each with a different financial profile and variability. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expenses, and has seasonal strength in the fourth quarter. Our Cybersecurity and Martech business is driven by subscription revenues (including usage fees), with relatively stable and predictable margins from quarter to quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
Ziff Davis was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Our Cybersecurity and Martech business is operated by our wholly owned subsidiary J2 Global Ventures, LLC. Prior to the spin-off of Consensus Cloud Solutions, Inc. (“Consensus”), our Cybersecurity and Martech business was operated by our former wholly owned subsidiary J2 Cloud Services, LLC, which was founded in 1995, and subsidiaries of J2 Cloud Services, LLC. On October 7, 2021 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its cloud fax business into Consensus, an independent publicly traded company, and the Company transferred J2 Cloud Services, LLC to Consensus who in turn transferred non-fax assets and liabilities back to Ziff Davis, such that Consensus was left with the cloud fax business. In connection with the Separation, we changed our name to Ziff Davis, Inc. from J2 Global, Inc. (for certain events prior to October 7, 2021, the Company may be referred to as J2 Global). The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of Company common stock as of the close of business on October 1, 2021, the record date for the distribution.

Mergers and Acquisitions
In addition to growing our business organically, we regularly acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel, and enter into new markets. Our programmatic approach to mergers and acquisitions (“M&A”) is a tenet of our capital allocation strategy, which seeks to optimize the allocation of our investable capital, including the free cash flow generated by our businesses, to M&A, share repurchases, and the strengthening of our balance sheet. From 2012 through 2023, we have deployed approximately $3.0 billion on more than 80 acquisitions across the globe in a variety of verticals within the internet and software categories (exclusive of any acquisitions that were part of businesses we have since divested). Our systemic and repeatable M&A process allows us to execute a large volume of M&A with velocity and conviction. Our M&A program is built on a rigorous and analytical approach that leverages deep industry knowledge, technological expertise, and investment acumen. Our evaluation criteria for potential acquisitions varies by sector, but value-oriented fundamentals are a central factor in every transaction we evaluate. We seek to acquire businesses that can generate predictable growing free cash flow over long time horizons. The primary metric we use to differentiate opportunities in our M&A pipeline is the expected internal rate of return that the potential acquisition will generate for Ziff Davis. While we take a disciplined approach to the evaluation of M&A, we have significant flexibility when it comes to the types of transactions we are capable of evaluating and executing. Since 2010, we have acquired venture-backed growth companies, distressed businesses, complex corporate carve-outs, founder-owned businesses, public companies, and private equity-backed businesses. We also have a multi-faceted approach to transaction sourcing that ranges from participation in sell-side auctions led by investment banks to the sourcing of proprietary transactions through our executive network. Acquisitions broadly fall into one of two categories at Ziff Davis: (1) tuck-ins or (2) platform acquisitions. Our tuck-in acquisitions are typically focused on the acquisition of: (a) a customer base, (b) a strong but under monetized media audience or (c) a new product or service that can be sold to our existing customers or audience. Platform acquisitions are businesses at scale that can stand on their own within Ziff Davis and which we believe have the potential to serve as a platform for future M&A. Since 2012, the majority of our acquisitions by deal count have been tuck-ins. However, over the same period of time, the capital allocated to tuck-ins versus platform acquisitions has been more evenly balanced.
Digital Media
Our Digital Media business operates a portfolio of web properties and apps, which includes IGN, RetailMeNot, Mashable, PCMag, Humble Bundle, Speedtest, Offers.com, Black Friday, Medpage Today, Everyday Health, BabyCenter, and What to Expect, among others. Our properties provide trusted reviews of technology, shopping, gaming, and entertainment products and services; news and commentary related to their vertical markets; professional networking tools, targeted emails, and white papers for IT professionals; speed testing and the related data for internet and mobile network connections; online deals and discounts for consumers; news, interactive tools, and mobile applications that enable consumers to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet, and fitness; and news, tools, and information for healthcare professionals to stay abreast of industry, legislative, regulatory, and continuing education developments across major medical specialties.
Our Digital Media business generates revenues from advertising, subscription and licensing, and other sources, as described below.
Advertising - We sell online display and video advertising on our owned-and-operated web properties and on third-party sites, as well as email marketing for the products of advertisers. We have contractual arrangements with advertisers either directly or through agencies. The terms of these contracts specify the price of the advertising to be sold and the volume of advertisements that will be served over the course of a campaign. Additionally, we have contractual arrangements with certain third-party websites not owned by us, and third-party advertising networks to deliver online display and video advertising to their websites or to third-party sites. We generate leads for vendors of consumer health and wellness products and consumer packaged goods through online user registration. We also generate business-to-business leads for IT vendors through the marketing of content, including white papers and webinars, and offer additional lead qualification and nurturing services. On the consumer side, we generate clicks to online merchants by promoting deals and discounts on our web properties.
Subscription and Licensing - We primarily offer subscription and licensing services to businesses for Speedtest Intelligence, which offers up-to-date insights into global fixed broadband and mobile performance data, as well as monthly subscription packages to consumers through the Lose It! weight loss app and through Humble Bundle. We generate revenue from the sale of perpetual software licenses, related software support, and maintenance used in conjunction with the software and other related services. We license our proprietary technology, data, and intellectual property to third parties for various purposes. For instance, we license the right to use PCMag’s “Editors’ Choice” logo and other copyrighted editorial content to businesses whose products have earned such distinction.
Other - Other revenues primarily include those from the sale of hardware used in conjunction with software, online course revenue, and game publishing revenue.

We believe competitive factors relating to attracting and retaining users include the ability to provide premium and exclusive content and the reach, effectiveness, and efficiency of our marketing services to attract consumers, advertisers, healthcare professionals, and publishers.
Our Digital Media properties and services include the following five primary platforms: (1) technology, (2) shopping, (3) gaming and entertainment, (4) connectivity, and (5) health and wellness. We continue to seek opportunities to acquire additional web properties, both within and outside of these platforms, with the goal of monetizing their audiences and content through application of our proprietary technologies and insight.
Technology
Our technology platform includes online publishers, as well as tools and services tailored to consumers, professionals, and organizations looking for technological expertise, authoritativeness, and trustworthiness. We expect our brands to deliver deeply researched, current, and authentic content, data, and services related to technology, culture, and the internet. Our technology brands include PCMag (which celebrated its 41st anniversary in 2023), Mashable, and Spiceworks Ziff Davis.
Our publishing brands (including PCMag) are an online resource for laboratory-based product reviews, technology news, buying guides, and research papers. We also operate one of the longest-running independent testing facilities for consumer technology products. Founded in 1984, our lab produces unbiased technology product and service reviews, and PCMag’s “Editor’s Choice” award is recognized globally as a trusted mark for buyers and sellers of technology products and services. Our publishing sites are also recognized as trusted global sources of stories for more than a dozen platforms, including Instagram, X (formerly known as Twitter), and Facebook. We also provide digital content for buyers of IT products and services, allowing IT vendors to identify, reach, and influence corporate IT decision makers who are actively researching specific IT purchases.
Mashable is a trusted global media brand publishing premium content for individuals interested in technology and culture. Mashable produces stories for more than a dozen platforms, including Snapchat, X (formerly known as Twitter), and Facebook.
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
Our flagship savings destination, RetailMeNot, seeks to influence consumer purchase decisions through savings and discount opportunities by connecting retail partners with national and international brands with consumer shopping audiences. RetailMeNot’s promotional media solutions include mobile coupons and codes, and cash back offers across web, app, and browser extensions.
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
Gaming and Entertainment
Our gaming properties include IGN Entertainment and Humble Bundle.
IGN Entertainment is an internet media brand focused on the video game and entertainment enthusiast markets. IGN reaches more than 325 million monthly users across 35 platforms and is followed by more than 50 million social and YouTube followers.
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
Connectivity
Several of our data and services businesses sit at the center of the broadband economy and are some of the most popular sources of information on internet connectivity.

Ookla provides customers with fixed broadband, mobile network, and Wi-Fi testing applications, analysis, and insights. Over eleven million tests are actively initiated by users each day across all of Ookla’s platforms using Speedtest, with more than 50 billion tests completed to date. As a result of this capability and other solutions used to collect quality-of-experience data, Ookla provides comprehensive insights into worldwide internet performance and accessibility, through broadband, mobile, and Wi-Fi networks. Ookla solutions have been adopted by a significant number of internet service providers, mobile service providers, enterprise Wi-Fi systems integrators, and regulatory bodies worldwide. In addition to Speedtest, Ookla offers its customers actionable insights, solutions, and services under the Ekahau, Downdetector, and RootMetrics brands.
Our Ekahau products and services provide business solutions to design, optimize, and manage Wi-Fi, Private 4G, and Private 5G networks using specially developed technology and software to meet the performance objectives of these networks.
Downdetector offers real-time status information and tracks outages for services and digital products that consumers and businesses use every day. Downdetector aims to track any service that its users consider vital to their everyday lives, including (but not limited to) internet providers, applications, mobile service providers, airlines, banks, public transport systems, and other online services.
RootMetrics is an industry leader in the provision of drive testing solutions and performance benchmarking of mobile service providers in the United States and the United Kingdom, providing actionable insights on the quality, reliability, and performance of voice, messaging, and data services.
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
Everyday Health, our flagship brand, features medically reviewed, award-winning editorial content designed to inspire and enable the active management of health and wellness daily. In addition to Everyday Health and other EHG-owned and operated consumer websites and applications, including DailyOM, Lose It!, Diabetes Daily, and Migraine Again, EHG provides advertisers access to the Everyday Health Trusted Care Access Portfolio (“TCAP”) of digital health properties. TCAP features digital properties of two of the most world-renowned medical centers, to which Everyday Health holds exclusive advertising representation rights. Castle Connolly, a premier brand in healthcare provided research and rankings, publishes the renowned peer-reviewed Castle Connolly Top Doctors series.
Pregnancy & Parenting
EHG’s pregnancy and parenting properties support millions of families across 31 global websites and mobile apps in seven different languages. Our BabyCenter brand is a leading global digital pregnancy and parenting resource delivered via websites, mobile apps, and online communities. Our Emma’s Diary brand provides pregnant women and new parents with information and support in the United Kingdom. We also operate the digital properties for the What to Expect brand, a leading pregnancy and parenting media resource, based on the best-selling pregnancy book What to Expect When You’re Expecting by author Heidi Murkoff.
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
EHG offers accredited continuing medical education (“CME”) and continuing education (“CE”) programs to healthcare professionals through our PRIME Education business. PRIME is nationally recognized for its research-informed approach to CME and CE programs across a wide range of therapeutic areas. In numerous peer-reviewed publications, PRIME has demonstrated the impact of its work through measurably improving health care outcomes. In 2023, PRIME received the prestigious Outstanding Educational Collaboration award from the Alliance for Continuing Education in the Health Professions.
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
Our digital media business competes with (i) diversified internet and digital media companies like IAC, Future PLC, Red Ventures, Penske Media, Integrated Media, and Internet Brands, (ii) vertical-specific digital media companies like RVO Health, TechTarget, Vox Media, Centerfield, Doximity, and Fandom and (iii) other large sellers of advertising including Alphabet, Meta, Snap, Twitch, and others. We believe that the primary competitive factors determining our success in the market for our digital media products and services include the reputation of our brands as trusted sources of objective information, our ability to attract internet users and advertisers to our web properties, and our expertise in multiple methods of monetization. Some of these companies may have greater financial and other resources than we do.
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
Consumers and businesses of all sizes are increasingly subscribing to cloud-based services to meet their communication, messaging, security, privacy, customer marketing, and other needs. Our Cybersecurity and Martech services represent a model for delivering and consuming real time business technology services, resources and solutions over the internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity, and security.
We market our Cybersecurity and Martech offerings to a broad spectrum of prospective business customers including sole proprietors and small to medium-sized businesses and enterprises. We also market our Cybersecurity and Martech offerings to consumers. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines, and affiliate programs; selling through both a telesales and direct sales force; and working with resellers and other channel partners. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.
Our Cybersecurity and Martech business operates as the VIPRE Security Group and the MOZ Group, respectively.
VIPRE Security Group
The VIPRE Security Group’s offerings include endpoint and email security, security awareness training, secure backup and file sharing, and virtual private network solutions. We offer these services to consumers who are worried about their digital safety and security of personal information online, and to small businesses and mid-sized enterprises who want advanced cyber threat protection. The VIPRE Security Group offers its services under the following brands.
IPVanish offers one of the fastest virtual private network services in the industry. Virtual private network services encrypt user’s data and activity on the internet, enabling users to browse the internet more securely and anonymously, and without restriction.
VIPRE software solutions are designed to protect people and businesses from costly and malicious cyber threats. VIPRE offerings include comprehensive endpoint and email security, along with threat intelligence for real-time malware analysis.

Livedrive provides online backup and synchronized storage features for professionals and individuals and is designed to allow customers with an internet connection to access their files from virtually anywhere at any time.
Inspired eLearning’s SaaS platform for cybersecurity awareness and compliance training helps enterprises protect their organizations by reducing human-related cybersecurity and workplace incidents.
SugarSync provides online file backup, synchronization and sharing of a customer’s documents, photos, music, and movies across a customer’s desktops, laptops, mobile, and other devices.
MOZ Group
The MOZ Group’s offerings include email marketing and delivery solutions, search engine optimization tools, and voice and text communication services. We offer these services to sole proprietors, small businesses, and mid-sized enterprises, enabling them to connect directly with their customers and grow the revenue of their businesses. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility, and mobility. The MOZ Group offers its services under the following brands.
Campaigner, iContact, SMTP, and Kickbox provide email marketing solutions to help small, medium, and large businesses strengthen customer relationships and drive sales through professional email campaign creation, advanced list management, segmentation tools, verification tools, marketing automation, attribution reports, campaign tracking, and targeted email auto responders and workflows.
MOZ Pro, MOZ Local, and Stat Analytics offer search engine optimization services that are used to help understand and improve traffic, rankings, and visibility in search results.
eVoice is a virtual phone system that provides small and medium-sized businesses with on-demand voice communications services. Customers can assign departmental and individual extensions that can connect to multiple numbers, including landline and mobile phones and IP networks, and can enhance reachability through “find me/follow me” capabilities. These services also include advanced integrated voicemail for each extension.
Line2 is a cloud phone service, which allows users to add a second line to a mobile device. Line2 enables users to separate work and personal calls on a single device and includes standard business phone service features such as SMS, MMS, auto attendant, call routing, call forwarding, voicemail, call queue, and toll-free and vanity numbers.
Competition
Our Cybersecurity and Martech business faces competition from, among others, email marketing solution providers, marketing automation services, cybersecurity software and service vendors, and virtual private network providers. Our online cybersecurity solutions compete against publicly-traded and privately-held providers of cybersecurity solutions and related software, such as Palo Alto Networks, Crowdstrike, Proofpoint, Gen Digital Inc., Kape Technologies, KnowBe4, and Malwarebytes. Our marketing technology solutions compete directly with various providers of search engine optimization technology and communication platforms that provide email and voice-related services to small- and medium-sized businesses, including companies like SEMRush, MailChimp, Campaign Monitor, Constant Contact, and Dialpad. Our Cybersecurity and Martech business also competes against diversified and acquisitive vertical market software providers like Constellation Software and Tyler Technologies. Some of our competitors may have greater financial and other resources than we do.
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
Patents and Proprietary Rights
The protection of our intellectual property rights is important to our success. We aggressively protect these rights by relying on a combination of patents, trademarks, copyrights, trade dress, and trade secrets. We also enter into confidentiality and intellectual property assignment agreements with employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

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
We own and use a number of trademarks in connection with our services, including word and/or logo trademarks for IGN, Everyday Health, BabyCenter, Humble Bundle, PCMag, Mashable, Ookla, Speedtest, and RetailMeNot, among others. Many of these trademarks are registered worldwide, and numerous trademark applications are pending around the world. We hold numerous internet domain names, including “everydayhealth.com”, “retailmenot.com”, “pcmag.com”, “ign.com”, “speedtest.net”, “offers.com”, “humblebundle.com”, “mashable.com”, and “babycenter.com”, among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net”, “.biz”, “.info”, and “.us”, among others.
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
We devote significant resources to develop new services and service enhancements. Our research, development, and engineering expenditures were $68.9 million, $74.1 million, and $78.9 million for the fiscal years ended December 31, 2023, 2022, and 2021, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
The Digital Millennium Copyright Act (“DMCA”) and portions of the Communications Decency Act (“CDA”) limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others, or hosting third-party content, and we rely on these protections in conducting our business. We are also subject to the Children’s Online Privacy Protection Act (“COPPA”), which imposes restrictions on the ability of online services to collect certain types of information from children under the age of 13. In addition, the Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires us to report evidence of violations of federal child pornography laws under certain circumstances, and there are state and international laws that impose similar requirements on us. The California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), among other things, requires covered companies to provide new disclosures to California residents and afford such individuals the ability to opt out of the sales or sharing of their personal data, or opt-into certain financial incentive programs. The General Data Protection Regulation (the “GDPR”) enhances the obligations placed on companies that control or process personal data including, for example, expanded disclosures about how personal data is to be used, mechanisms for obtaining consent from data subjects, controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data, and mandatory data breach notifications.

Our use of email, SMS or phone calls as a significant means of communicating is subject to numerous laws and regulations worldwide, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), the Telephone Consumer Protection Act of 1991 (“TCPA”), and their state and international equivalents.
Our healthcare-related offerings mean that we are in some cases subject to a variety of healthcare privacy laws and regulations at the federal, state, and international levels. For example, the Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish a set of basic national privacy and security standards for the protection of individually identifiable health information that we must adhere to. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. We may also be subject to various state and international data privacy laws that are both generally applicable to personally identifiable information and that particularly concern personal health and medical information, as defined by those laws.
In connection with our Cybersecurity and Martech business, we utilize data transmissions over public telephone lines and other facilities provided by third-party carriers. These transmissions are subject to foreign and domestic laws, regulations, and requirements by the Federal Communications Commission, state public utility commissions, foreign governmental authorities, and industry trade associations such as the CTIA. These regulations and requirements affect our ability to provide services, the availability of numbers, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers, and other aspects of our market.
We are also subject, or could become subject to, burgeoning or new areas of regulation as federal, state, and international jurisprudence develops. For example, certain business units within our Digital Media business collect and sell data about their users’ online behavior. Such data has become subject to “Do Not Track” regulations in some jurisdictions, and may become the subject of more laws and regulations elsewhere. Laws and regulations surrounding the internet and cybersecurity are constantly evolving, so we may become subject to more laws and regulations in the future.
Human Capital Resources
As of December 31, 2023, we had approximately 4,200 employees, nearly evenly split between U.S. and non-U.S based employees. Our ability to continue to attract, retain, and motivate our highly qualified workforce is important to our continued success. Approximately 60 of the editorial employees in our Digital Media business have elected to join a union. We chose to voluntarily recognize the union and have negotiated a collective bargaining agreement with the union. None of our other employees are represented by collective bargaining.
Acquisition Strategy Impact on Human Capital
The Company has made more than 80 acquisitions between 2012 and 2023, including two during 2023 (exclusive of any acquisitions that were part of businesses we have since divested). Integrating new groups of employees whose culture, organizational norms, and expectations might differ from our own is a strength of ours. We believe that our integration approach reduces the human capital risk associated with our acquisition strategy and that our ability to effectively integrate new employees and businesses is a core competency of the Company.
Our Culture
Our culture operates on two levels. While we have a strong enterprise-wide culture that focuses on our core values – diversity, equity and inclusion, environmental sustainability, community, data privacy and security, and governance – we also have a strong network of micro-cultures that operate within many of our businesses and drive their success. Integrating those micro-cultures and values is important; we work hard to foster an environment of collaboration and embrace the power of small groups working together.
An important dimension of the enterprise culture at Ziff Davis stems from our belief that profitability and corporate responsibility go hand in hand. We believe that “Doing is Greater than Talking,” which continues to be a rallying cry to employees that galvanizes them to take action to create social value and impact.
Our employees play a crucial role in supporting the Company’s “Five Pillars of Purpose”, which include:
Diversity, Equity & Inclusion (“DEI”) - Reinforce our diverse workforce, reflect our diverse audiences, and extend upon our inclusive culture.
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
Diversity, Equity & Inclusion
Our Digital Media audiences and Cybersecurity and Martech services users are diverse in gender identity, race, ethnicity, age, sexual orientation, geography, education, background, interests, and more. We believe that for our business to succeed over the long term, the Company must have an inclusive corporate culture that embraces diversity and promotes equity across our enterprise.
We continue to take steps to promote that culture, including through:
•The Ziff Davis Diversity Council, a diverse group of employees that develops recommendations for recruiting, mentorship, and advancement;
•Six Employee Resource Groups (“ERG”) to increase opportunities for networking, learning, and development;
•DEI targets included in our executive compensation program beginning in 2021 and Environmental, Social and Governance (“ESG”) targets beginning in 2023; and
•A mentorship program for all employees to leverage internal leadership and expertise.
We believe that transparency and accountability are important parts of managing human capital risk. To that end, in 2023 we published our fourth Annual Diversity Report, available on our website, which details our workforce race and gender representation, and how those differ between our overall workforce and our senior employees. We are proud of our progress to date – and we recognize we have much more to do. The Annual Diversity Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Hiring
We reinforce our culture and our values by seeking out diverse candidates to fill vacancies and looking for candidates that fit well with our organizational priorities. We have had success in this area: 37 percent of all 2023 new hires in the U.S. have been people of color, and 55 percent of 2023 new hires in the U.S. have been women. We are working proactively to attract more diverse talent: we doubled our referral bonus paid to employees when we hire a person of color they recommend, continued our participation with Afrotech by sending ERG leaders to the 2023 conference, and relaunched our ReStart Program, which is a paid returnship program to help jump-start the career of people who have been out of the workforce for two or more years, hiring one restarter into the program in late 2023.
Employee Compensation & Benefits
Compensation is an important consideration for all of our employees and we strive to pay competitive compensation packages that reflect the success of the business and the individual contributions of each colleague. We are committed to fair pay practices and roles are periodically benchmarked to help inform where adjustments may be needed.
We care for our employees by providing benefits we believe are effective at attracting and retaining the talent critical for our success and, more importantly, assist in their day-to-day well-being. Those benefits include comprehensive health insurance coverage, covering 83% of health insurance premiums for covered U.S. employees for the past three years, an employee stock purchase program, 401k program, flexible time off, free access to telemedicine, and up to 16 weeks of paid parental leave for birth parents. In addition, we offer paid family, sick, military, jury duty, and bereavement leave, paid short and long term disability leave, family planning support, a program offering free access to meditation and healthy eating apps, and monthly webinars focused on wellness through the “Wellness Your Way” program.
We support our local communities by providing employees with 16 hours annually of fully paid Volunteer Time Off, partnering with Benevity and Visit.org to support volunteer event opportunities globally. We also expanded our Employee Assistance Fund (“EAF”) with America’s Charities to help employees impacted by unexpected financial hardship resulting from natural and other disasters as well as personal hardship, supporting 98% of employees across ten countries, with plans to add more countries in the future.
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
Environment, Social and Governance
In April 2023, we issued our second annual ESG Report. Included in the report were the findings from our third-party verified greenhouse gas inventory, which calculates our Scope 1, 2, and 3 emissions. Our ESG efforts focused on five critical pillars: diversity, equity and inclusion; environmental sustainability; community; data privacy and security; and governance. The report highlighted the policies, programs and practices we have in place to tackle critical challenges and the tangible results we have already achieved across our business, within our industry, and in our communities. Included in the report are details about several employee programs including our Global Mentorship Program, and Internal Mobility Program, among others. The ESG Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act of 1934”) with the Securities and Exchange Commission (the “SEC”). Such reports and other information and amendments thereto filed or furnished by the Company with the SEC are available free of charge on the Company’s website at www.ziffdavis.com as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC’s website. The information on our website is not part of this report. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding our filings we file electronically with the SEC at www.sec.gov. Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors and employees. The Code of Conduct is posted on the corporate governance page of Ziff Davis’s website, and can be accessed at http://investor.ziffdavis.com. Any changes to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or directors will be posted on that website.

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
Risks Related To Our Business
•If we are unable to identify and execute new acquisitions or execute on investment strategies, our growth may be negatively impacted.
•Acquisitions may disrupt our operations and harm our operating results.
•The majority of our revenue within the Digital Media business is derived from short-term advertising arrangements, and our Digital Media business may lose or be unable to attract advertisers if it cannot develop, commission, or acquire compelling content, if it cannot attract users to mobile offerings, or if advertisers’ marketing budgets are cut or reduced.
•We face risks associated with system failures, security breaches, and other technological issues.
•We face risks associated with the unauthorized use of our content and the infringement of our intellectual property rights by developers and users of generative artificial intelligence (“AI”).
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
•Our business is dependent on our retention of our executive officers and senior management, and our ability to hire and retain key personnel.
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
Risks Related To Our Industries
•We are subject to laws and regulations worldwide, changes to which could increase our costs and individually or in the aggregate adversely affect our business. These may in turn subject us to claims, judgments, monetary liabilities, and other remedies, and to limitations on our business practices.
•We operate across many different markets and may be exposed to a variety of government and private actions or self-regulatory developments regarding data privacy and security.
•Data privacy and security regulations such as the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), and the Virginia Data Privacy Act (“CDPA”) impose significant compliance costs and expose us to substantial risks, particularly with respect to health data and other sensitive data.
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
•Our stock price may be volatile or may decline due to various reasons, including variations between actual results and investor expectations, industry and regulatory changes, introduction of new services by our competitors, developments with respect to IP rights, geopolitical events such as war, threat of war or terrorist actions, and global health pandemics, among others.

Risks Related To Our Business
If we are unable to identify and execute new acquisitions or execute on investment strategies, our growth may be negatively impacted.
Acquisitions and investments in our business have historically played a significant role in our growth, and we anticipate that they will continue to do so.
We plan to acquire additional or invest in new or current businesses, products, services and technologies that complement or augment our service offerings and customer base in order to enhance our rate of growth. We may not successfully identify suitable acquisition candidates or investment strategies, manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. In addition, while we conduct due diligence prior to consummating an acquisition, joint venture or business collaboration, such diligence may not identify all material issues associated with such activities and we may be exposed to additional risk due to such acquisition, joint venture, or business collaboration. We may also face competition for acquisitions from larger competitors that may have more extensive financial resources, which may increase the cost or limit the availability of acquisitions. If we are unable to identify and execute on acquisitions or execute on our investment strategies, our revenues, business, prospects, operating results, and cash flows could suffer.
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
When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired. While we may engage with valuation specialists, our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance. Our projections of our future operating results and cash flows may vary significantly from our actual results. We have previously, and may in future periods, determine that all or a portion of our goodwill or intangible assets are impaired, and we may be required to write down these assets, which would have a negative effect on our consolidated financial statements.
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
The majority of our revenue within the Digital Media business is derived from short-term advertising arrangements, and a reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.
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
Our future success depends in part on the ability of our Digital Media business to aggregate compelling content and deliver that content through our online properties. Users are increasingly demanding high-quality content and services including more video and mobile-specific content. Such content and services may require us to make substantial payments to third parties if we are unable to develop content of our own. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling content and personalization of this content for users in order to differentiate our properties from other businesses. Although we generally develop compelling content of our own, when we are unable to do so, we engage freelance services or obtain licensed content which may not be at reasonable prices and which could harm our operating results.
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
Our operations are dependent on our network being free from material interruption by damage from fire, earthquake, or other natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber-attacks, or any other events beyond our control. Similarly, the operations of our partners and other third parties with which we work are also susceptible to the same risks. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols, and other procedures will be adequate to prevent significant damage, system failure or data loss, and the same is true for our partners, vendors, and other third parties on which we rely. These precautions may change over time as laws and regulations regarding data privacy, security, and protection of information change.
We face a wide variety of attempted cyber-attacks including attempts to gain unauthorized access to customer accounts.
Increased information technology security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial-of-service attacks, phishing, social engineering, hacking, and other types of attacks, pose a risk to the security and availability of our information technology systems, networks, products, solutions, and services, including those that are managed, hosted, provided, or used by third parties (and which may not provide the same level of information security as our own products, systems, or solutions), as well as the confidentiality, availability, and integrity of our data and the data of our customers, partners, consumers, employees, stockholders, suppliers and others. Also, many of our services are web-based, and the amount of data we store for our users has been increasing. Despite the implementation of security measures, our infrastructure, and that of our partners, vendors, and other third parties may be vulnerable to computer viruses, hackers, or similar disruptive problems caused by our vendors, partners, other third parties, subscribers, employees, or other internet users who attempt to invade public and private data networks. As seen in the industries in which we operate and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity and technological risks. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks, as we may be unable to keep pace with the increasing sophistication of AI-based cybersecurity threats. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services.
A significant portion of our operations relies heavily on the secure processing, storage, and transmission of confidential and other sensitive data. For example, a significant number of our Cybersecurity and Martech customers authorize us to bill them directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer financial information, which is highly dependent on our billing systems functioning. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a material compromise or breach of the technology used by us, our partners, our vendors, or other third parties to protect transaction and other confidential data. Any system failure or security breach that causes interruptions or data loss in and to our operations and systems or those of our partners, vendors, customers, or other third parties, whether due to human error or misconduct, system errors, or vulnerabilities in our or our third party service providers’ products, systems, or solutions, or which leads to the misappropriation of our or our customers’ confidential information, including as a result of the introduction of new and emerging technologies such as AI, could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services.
We use vendors to assist with cybersecurity risks, but these vendors may not be able to assist us adequately in preparing for or responding to a cybersecurity incident. We maintain insurance related to cybersecurity risks, but this insurance may not be sufficient to cover all of our losses from any breaches or other adverse consequences related to a cybersecurity event. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows, or a negative impact to our reputation could cause us to suffer other negative consequences. For example, we may incur remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants); lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation and legal risks (including regulatory actions by state and federal governmental authorities and non-U.S. authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; damage to our competitiveness and stock price; and diminished long-term shareholder value. To date, such events have not resulted in the material impairment of our business operations.
Generative AI and related technologies could present risks and challenges to our business.
Developments in the use of generative AI and related technologies make it easier to access, duplicate, and distribute our content, or otherwise generate output based on our content, without authorization, fair compensation, or proper attribution. These technologies may reduce our online traffic and audience sizes, infringe our intellectual property rights, and adversely affect our business, financial condition, and results of operations. Our reputation may also be harmed if these technologies wrongly attribute inaccurate information to us. We seek to limit such threats; however, policing unauthorized use of our content and intellectual property is often difficult and the steps taken by us may not prevent misuse and infringement of our intellectual property. Although we do not believe these threats have been material to our businesses to date, we expect to continue to be subject to them and there can be no assurance that we will not experience a negative impact on our business as a result of them.

The use of copyrighted material by generative AI and related technologies has not been fully interpreted by federal, state, or international courts, and the legal and regulatory framework for generative AI continues to evolve and remains uncertain. It is possible that new laws and regulations will be adopted in the jurisdictions in which we operate, or existing laws and regulations may be interpreted in new ways, which may affect how operators of generative AI and related technologies seek to use our content. Further, the cost for us to enforce such laws and regulations, or otherwise protect our content and intellectual property rights, could be significant.
Changes in our tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results.
We are subject to income taxes in the United States (both federal and state) and in certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change, with or without notice. New tax laws, regulations and administrative practices could be enacted or adopted at any time, and existing tax laws, regulations and administrative practices could be interpreted, modified, or applied adversely to us, possibly with retroactive effect. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.
We are currently under or subject to examination by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities and government bodies for both direct and indirect taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax and other tax reserves. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results, and cash flows.
In addition, due to the global nature of the internet, it is possible that various states or foreign countries might attempt to impose additional or new taxes or regulations on our business. Tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and online advertising. The application of existing, new, or revised taxes on our business would likely increase the cost of doing business online and decrease the attractiveness of selling products and advertising over the internet. The application of these taxes on our business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and operating results.
Furthermore, much of our Digital Media e-commerce revenue comes from arrangements in which we are paid by retailers to promote their digital product and service offers on our sites. Certain states have implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of such states if a publisher, such as us, that facilitated that sale is a resident of such state. Paid retailers in our marketplace that do not currently have a sales tax nexus in any state that subsequently passes similar regulations and in which we have operations, employees, or contractors now or in the future, may significantly alter the manner in which they pay us, cease paying us for sales we facilitate for that retailer in such state, or cease using our marketplace, each of which could adversely impact our business, financial condition, and operating results.
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
Weakened global and U.S. economic conditions, volatility in the economy, and political instability may adversely affect us and certain of our customers, which may result in, among other things, decreased usage and advertising levels, as well as decreased customer acquisition and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.
Our overall performance depends in part on general global and U.S. economic conditions. Weakened global and U.S. economic conditions (including reduced economic growth, recessions, inflationary conditions, rising interest rates, and increased unemployment), volatility in the economy, and political instability may affect the global economy, and therefore, us and certain of our customers. Among other things, such conditions may lead, and have in the past led, to decreased usage of our services, decreased retention rates, decreased advertising, e-commerce, subscription or other revenues, and increased costs. Pandemics, and the reactions of governmental and public health authorities and others to pandemics, may disrupt economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, inflation, volatility in the global economy, instability in the credit and financial markets, labor shortages, and disruption in supply chains. These each may impact, and have in the past impacted, our revenues and profitability. For example, in connection with the conflict between Russia and Ukraine and conflicts in the Middle East, the United States and other governments have imposed severe economic sanctions and export controls and have threatened additional sanctions and controls. The full impact of these measures, or of any potential responses to them by the countries involved, on the businesses and results of operations or our customers or us is unknown.
We are exposed to risks associated with changes in interest rates.
Rising interest rates have generally increased the cost of debt and we may be required to pay higher interest rates on new indebtedness we may incur in the future, including under our existing revolving credit facility, in comparison to the interest rates payable on our prior and currently outstanding indebtedness, including in connection with the refinancing of such indebtedness. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the jurisdictions in which we operate. In addition, actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for us and can increase our cost of capital and hurt our competitive position.
Climate change may have a long-term impact on our business.
Climate change may have an adverse impact on our business locations, and those of our customers and vendors. For example, our business locations, or those of our customers and vendors, may experience adverse climate-related events, including fluctuations in temperature or water availability, floods, wildfires (and resultant air quality impacts), other unusual or prolonged adverse weather patterns, and power shutoffs associated with these events. A climate-related event that destroys or disrupts any of our critical systems could severely impact our ability to conduct business, and we cannot ensure that our systems and data centers will remain fully operational during and immediately after such an event or disruption. Climate-related events also pose risks to our employees’ ability to stay connected and perform their job duties, particularly for those who work from home. We may experience increased employee turnover, business losses or additional costs to maintain or resume operations due to climate-related events. In addition, changes in regulatory requirements, markets and shareholder expectations regarding climate change may impact our business, financial condition and results of operations. We are assessing and managing the climate-related risks to our operations, including through our Environmental, Social and Governance Committee, but we cannot ensure that we are fully able to assess or manage such risks.
The markets in which we operate are highly competitive and some of our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing, or more effective marketing strategies. Also, we face significant competition for users, advertisers, publishers, developers, and distributors.
The markets in which we operate are highly competitive and are undergoing rapid technological changes. Some of our competitors include major companies with much greater resources and significantly larger customer bases than we have. Some of these competitors offer their services at lower prices than we do. These companies may be able to develop and expand their network infrastructures and capabilities more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits, or both.
Our Digital Media business faces significant competition from online media companies as well as from social networking sites, mobile applications, traditional print and broadcast media, general purpose and search engines, generative AI, and various e-commerce sites. Our Cybersecurity and Martech business faces competition from cloud software services and applications across several categories, including secured communications, cybersecurity, and marketing technology.
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
If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenue and growth rates could decline. For additional information regarding our competition, and the risks arising out of the competitive environment in which we operate, see the subsection entitled “Competition” with respect to each of our Digital Media and Cybersecurity and Martech businesses contained in Item 1 of this Annual Report on Form 10-K.
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
Our brand recognition depends, in part, on our ability to protect our trademark portfolio and establish trademark rights covering new brands and territories. Some regulators and competitors have taken the view that certain of our brands are descriptive or generic when applied to the products and services offered by our Cybersecurity and Martech business. Nevertheless, we have obtained U.S. and foreign trademark registrations for our brand names, logos, and other brand identifiers. If we are unable to obtain, maintain or protect trademark rights covering our brands across the territories in which they are or may be offered, the value of these brands may be diminished, competitors may be able to dilute, harm, or take advantage of our brand recognition and reputation, and our ability to attract subscribers may be adversely affected.
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
A significant number of our paid Cybersecurity and Martech subscribers and certain Digital Media subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. If people pay for these services with stolen credit cards, we could incur substantial unreimbursed third-party vendor costs. We also incur losses from claims that customers did not authorize credit card transactions to purchase our services. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and could lose the right to accept credit cards for payment. In addition, we are subject to Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess our compliance. PCI standards are a comprehensive set of requirements for enhancing payment account data security. Failure to comply with the security requirements or rectify a security issue may result in fines or a restriction on accepting payment cards. Credit card companies may change the standards required to utilize their services from time to time. If we are unable to meet these new standards, we could be unable to accept credit cards. Further, the law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid subscriber base to significantly decrease, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.
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
We generate consumer traffic to our websites using various methods, including search engine marketing, or SEM, search engine optimization, or SEO, email campaigns and social media referrals. Our revenues and profitability levels are dependent upon our continued ability to use a combination of these methods to generate consumer traffic to our websites in a cost-efficient manner. We have experienced and continue to experience fluctuations in search result rankings for a number of our websites. There can be no assurances that we will be able to grow or maintain current levels of consumer traffic.
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
Any decline in consumer traffic to our websites could adversely impact the amount of ads that are displayed and the number of purchases we generate for our retailers, which could adversely affect our revenues. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which may not be offset by additional revenues.
As we continue to grow our international operations, adverse currency fluctuations and foreign exchange controls could have a material adverse effect on our financial condition and results of operations.
As we expand our international operations, we could be exposed to significant risks of currency fluctuations. In some countries outside the U.S., we offer our services in the applicable local currency, including but not limited to the Canadian Dollar, the British Pound Sterling, the Australian Dollar, the Euro, the Japanese Yen, the Danish Krone, the Swedish Krona, and the Norwegian Krone, among others. As a result, fluctuations in foreign currency exchange rates affect the results of our operations, which in turn may materially adversely affect reported earnings and the comparability of period-to-period results of operations. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell our services in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Furthermore, we may become subject to exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars. We cannot assure you that future exchange rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into foreign currency hedging transactions to control or minimize these risks.
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
We have only limited experience in marketing and operating our services in certain international markets. Moreover, we have in some cases experienced and expect to continue to experience in some cases higher costs as a percentage of revenues in connection with establishing and providing services in international markets versus in the United States. In addition, certain international markets may be slower than the U.S. in adopting the internet and/or outsourced messaging and communications solutions and so our operations in international markets may not develop at a rate that supports our level of investments.
Further, the impact on the global economy as a result of unforeseen global crises such as war, acts of terrorism or aggression or strife, strikes, global health pandemics, earthquakes or major weather events, including as exacerbated by climate changes, or other events outside of our control could negatively impact our revenue and operating results.
We may be found to infringe the intellectual property rights of others, and we may be unable to defend our proprietary technology, content, and intellectual property.
Our success depends, in part, upon our proprietary technology, content, and intellectual property. We rely on a combination of patents, trademarks, trade secrets, copyrights, contractual restrictions, and other confidentiality safeguards to protect our proprietary technology and content. However, these measures may provide only limited protection and it may be costly and time-consuming to enforce compliance with our intellectual property rights. In some circumstances, we may not have adequate, economically feasible or realistic options for enforcing our intellectual property and we may be unable to detect unauthorized use. While we have a robust worldwide portfolio of issued patents and pending patent applications, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, that we will be able to successfully police infringement, or that any rights granted under these patents will in fact provide a competitive advantage to us.
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
Monitoring unauthorized use of the content on our websites and mobile applications, and our other intellectual property and technology, is difficult and costly. Our efforts to protect our proprietary rights and intellectual property may not have been and may not be adequate to prevent their misappropriation or misuse. Third parties from time to time copy content or other intellectual property or technology from our solutions without authorization and seek to use it for their own benefit. We generally seek to address such unauthorized copying or use, but we have not always been successful in stopping all unauthorized use of our content or other intellectual property, or technology, and may not be successful in doing so in the future. Further, we may not have been and may not be able to detect unauthorized use of our technology, content, or intellectual property, or to take appropriate steps to enforce our intellectual property rights.
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
Holders of our 1.75% Convertible Notes have the right to require us to repurchase their 1.75% Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 1.75% Convertible Notes) at a repurchase price equal to 100% of the principal amount of the 1.75% Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 1.75% Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 1.75% Convertible Notes being converted. It is our intention to satisfy our conversion obligation by paying and delivering a combination of cash and shares of our common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of our common stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases or redemptions of the 1.75% Convertible Notes or the 4.625% Senior Notes surrendered therefore or 1.75% Convertible Notes being converted. In addition, our ability to repurchase or redeem the 1.75% Convertible Notes or the 4.625% Senior Notes or to pay cash upon conversions of the 1.75% Convertible Notes may be limited by law, by regulatory authority or by agreements governing our current or future indebtedness. Our failure to repurchase or redeem the 1.75% Convertible Notes or the 4.625% Senior Notes at a time when the repurchase or redemption is required by the applicable indenture or to pay any cash payable on future conversions of the 1.75% Convertible Notes as required by the applicable 1.75% Convertible Notes indenture would constitute a default under the applicable indenture. A default under any indenture or the fundamental change or change of control itself could also lead to a default under agreements governing our future indebtedness or certain of our other current indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase or redeem the 1.75% Convertible Notes or the 4.625% Senior Notes or make cash payments upon conversions of the 1.75% Convertible Notes.
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
We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, in 2021, we spun off our online fax business and sold our B2B backup business. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts, and distract management, and disputes may arise with buyers. Furthermore, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed of. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.

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
U.S. and international regulators, investors and other stakeholders are focused on ESG matters. We have established and publicly announced our ESG goals, including our commitments to diversity and inclusion. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions related to ESG are inadequate. As ESG best practices and reporting standards continue to develop, we may incur increasing costs related to ESG monitoring, reporting, and complying with ESG initiatives. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. The failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which may cause the price of our securities to decline.
From time to time, we release guidance in our earnings conference calls, earnings releases, or otherwise, regarding our expected future performance that represents our management's estimates as of the date of release. This guidance often includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and/or are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the macroeconomic environment, including inflation and interest rates, which are inherently difficult to predict. Others are related to the future actions of existing and potential customers and vendors and relate to outcomes that we do not control. We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including those described in this “Risk Factors” section, any of which or combination thereof could materially and adversely affect our business and future operating results. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material.
Risks Related To Our Industries
We are subject to laws and regulations worldwide, changes to which could increase our costs and individually or in the aggregate adversely affect our business.
We are subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect our activities in areas including, but not limited to, labor, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, tax, import/export and sanctions requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy and data localization requirements, anti-competition, climate, environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.
Our services may become subject to burdensome regulation, which could increase our costs or restrict our service offerings.
We believe that most of our cloud services are “information services” under the Telecommunications Act of 1996 and related precedent, or, if not “information services”, that we are entitled to other exemptions, meaning that we generally are not currently subject to U.S. telecommunications services regulation at both the federal and state levels. In connection with our Cybersecurity and Martech business, we utilize data transmissions over public telephone lines and other facilities provided by third-party carriers. These transmissions are subject to foreign and domestic laws, regulations and requirements by the Federal Communications Commission (the “FCC”), state public utility commissions, foreign governmental authorities, and industry trade associations such as the CTIA. These regulations and requirements affect our ability to provide services, the availability of numbers, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as the services we offer expand, we may become subject to other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services or otherwise not entitled to certain exemptions upon which we currently rely. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties, and interest. It is also possible that such a finding could subject us to additional regulatory obligations that could potentially require us either to modify our offerings in a costly manner, diminish our ability to retain customers, or discontinue certain offerings, in order to comply with certain regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the applicable governmental authority.
In the U.S., Congress, the FCC, and a number of states require regulated telecommunications carriers to contribute to federal and/or state Universal Service Funds (“USF”). Generally, USF is used to subsidize the cost of providing service to low-income customers and those living in high cost or rural areas. Congress, the FCC and a number of states are reviewing the manner in which a provider’s contribution obligation is calculated, as well as the types of entities subject to USF contribution obligations. If any of these reforms are adopted, we will either need to absorb the increased costs or raise the amount we currently collect from some of our customers, which could cause us to alter or eliminate our non-paid services and to raise the price of our paid services, which in turn could cause us to lose customers, reduce our profit margins, or diminish any price advantage that we may have currently have. Any of these results could lead to a decrease in our revenues and net income and could materially adversely affect our business, prospects, financial condition, operating results, and cash flows.
In addition, due to the number of text messages, phone calls and other communications we send or make on behalf of our customers in connection with the services we provide, communication-related privacy laws could result in particularly significant damage awards or fines. For example, in the United States, the Telephone Consumer Protection Act (“TCPA”) prohibits placing calls or sending text messages to mobile phones without “prior express consent” subject to limited exceptions. As currently construed, the TCPA does not distinguish between voice and data, and, as such, text and SMS/MMS messages may also be “calls” for the purpose of TCPA obligations and restrictions. For violations of the TCPA, a plaintiff may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Parties that solely enable calling or text messaging are only directly liable under the TCPA pursuant to federal common law vicarious liability principles. We take significant steps to ensure that users understand that they are responsible for how they use our technology including complying with relevant federal and state law. However, because we do not enjoy absolute exemption from liability under the TCPA and related FCC and FTC rules, we could face inquiries from the FCC and FTC or enforcement actions by these agencies, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for unauthorized calling or text messaging mobile users, the financial penalties could cause a material adverse effect on our operations and harm our business reputation.
Also, in the United States, the Communications Assistance to Law Enforcement Act (“CALEA”) requires any telecommunications carriers to be capable of performing wiretaps and recording other call identifying information in cooperation with law enforcement. In September 2005, the FCC expanded the definition of “telecommunications carriers” to include facilities-based broadband internet access providers and Voice-over-Internet-Protocol (“VoIP”) providers that interconnect with the public switched telephone network. As a result of this definition, our VoIP offerings are subject to CALEA, which has impacted our operations.

We are subject to a variety of new and existing laws and regulations which could subject us to claims, judgments, monetary liabilities, and other remedies, and to limitations on our business practices.
The application of existing domestic and international laws and regulations to us relating to issues such as defamation, pricing, advertising, taxation, promotions, billing, consumer protection, accessibility, content regulation, data privacy, export restrictions and sanctions, intellectual property ownership and infringement, and accreditation, in many instances, is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, or other regulated substances, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Our Digital Media and Cybersecurity and Martech businesses utilize contractors, freelancers and/or staff from third-party outsourcers to provide content and other services. However, in the future, arrangements with such individuals may not be deemed appropriate by a relevant government authority, which could result in additional costs and expenses. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.
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

Many third parties are examining whether the Americans with Disabilities Act (“ADA”) concept of public accommodation also extends to websites and to mobile applications. Generally, some plaintiffs have argued that websites and mobile applications are places of public accommodation under Title III of the ADA and, as such, must be equipped so that individuals with disabilities can navigate and make use of subject websites and mobile applications. The issue is currently under litigation and there is a split in the federal court of appeals circuits as to what the ADA requires. Certain appellate circuits have found that websites standing alone are subject to the ADA and therefore must be accessible to people with disabilities. Other circuits have found that in order for websites to be places of public accommodation, and therefore subject to the ADA, there must be both a nexus between the website and the goods and services the website provides as well as a physical brick and mortar location for consumers. We cannot predict how the ADA will ultimately be interpreted as applied to websites and mobile applications.
We believe we are in compliance with relevant law. If the law changes or if certain courts find that our website and mobile applications must comply with the ADA, then any adjustments or requirements to implement any changes prescribed by the ADA could result in increased costs to our business, we may become subject to injunctive relief, plaintiffs may be able to recover attorneys’ fees, and it is possible that, while the ADA does not provide for monetary damages, we become subject to such damages through state consumer protection or other laws. It is possible that these potential liabilities could cause a material adverse effect on our operations and harm our business reputation.
Native advertising is an increasing part of our Digital Media business’s online advertising revenue. On December 22, 2015, the FTC issued Guidelines and an Enforcement Policy Statement on native advertising, described by the FTC as, in part, ads which often “resemble the design, style, and functionality of the media in which they are disseminated”. We believe we are compliant with the requirements of these guidelines on our current practices and offerings. However, we will continue to monitor what effect this guideline and other related government regulations, and how the FTC enforces it, could have on our native advertising and branded content business. In addition, the timing and extent of any enforcement by the FTC with regard to our native advertising practices, or others’, could reduce the revenue we generate from this line of business. The United Kingdom similarly has issued guidelines on native advertising in the United Kingdom Code of Non-broadcast Advertising and Direct & Promotional Marketing (“CAP Code”) and is regulated, in part, by the Advertising Standards Authority. We believe we are compliant with the requirements of the CAP Code on our current practices and offerings and will continue to monitor the effect of these and other related governmental regulations.
As of May 25, 2018, certain data transfers from and between the European Union (“EU”) are subject to the GDPR. As discussed in more detail below, the GDPR prohibits data transfers from the EU to other countries outside of the EU, including the United States, without appropriate security safeguards and practices in place. Previously, for certain data transfers from and between the EU and the United States, we, like many other companies, had relied on what is referred to as the “EU-U.S. Safe Harbor”, in order to comply with privacy obligations imposed by EU countries. The European Court of Justice invalidated the EU-U.S. Safe Harbor. Additionally, other countries that relied on the EU-U.S. Safe Harbor that were not part of the EU have also found that data transfers to the United States are no longer valid based on the European Court of Justice ruling. Although United States and EU policymakers approved a new framework known as “Privacy Shield” that would allow companies like us to continue to rely on some form of a safe harbor for the transfer of certain data from the EU to the United States, on July 16, 2020, the Court of Justice of the European Union issued a judgment declaring as “invalid” the European Commission’s Decision (EU) 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield, rendering it invalid. We cannot predict how or if these issues will be resolved nor can we evaluate any potential liability at this time.
Additionally, on March 25, 2022, the U.S. and European Commission announced that they had agreed in principle to a new Trans-Atlantic Data Privacy Framework (the “TDPF”) to enable trans-Atlantic data flows and address the concerns raised in the Schrems II decision. To implement the commitments of the U.S. under the TDPF, in October 2022, President Biden signed an Executive Order on Enhancing Safeguards for the United States Signals Intelligence Activities (the Executive Order). This subsequently prompted the European Commission to formally launch the process to adopt an adequacy decision based on the Executive Order in December 2022, and the adequacy decision was adopted on July 10, 2023. However, the TDPF is likely to be subject to legal challenges and may be struck down by the EU courts.
We have put into place various alternative frameworks and grounds on which to rely in order to be in compliance with relevant law for the transfer of data from overseas locations to the United States, including reviewing our data collection process and procedures and putting into place Data Processing Agreements that incorporate Standard Contractual Clauses as well as supplementary measures with vendors, partners and other third parties. Some independent data regulators have adopted the position that other forms of compliance are also invalid, though the legal grounds for these findings remain unclear at this time. We cannot predict at this time whether the alternative grounds that we continue to implement will be found to be consistent with relevant laws nor can we evaluate what, if any, potential liability may be at this time.
On June 28, 2018, the California legislature enacted the CCPA, which took effect on January 1, 2020 and became enforceable starting July 1, 2020. The CCPA, which covers businesses that obtain or access personal information of California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. Based on the final implementation regulations released by the California Attorney General in August 2020, we believe we have implemented such links where necessary, we action consumer opt outs and other subject rights when requested, and our privacy policies have been updated and posted on our websites. In addition, in November 2020 California voters adopted the California Privacy Rights Act (“CPRA”) that amends the CCPA, including creating a new agency to implement and enforce the law. The CPRA took effect on January 1, 2023 and is subject to a number of required rule-makings. We believe we comply with the CPRA and are continuing to evaluate the impact to our business, if any. Other states have enacted or are considering enacting similar privacy laws, which may subject us to additional requirements and restrictions that could have an impact on our business. Comprehensive privacy laws in Colorado, Connecticut, and Virginia also came into effect in 2023. Indiana, Iowa, Montana, Tennessee, Texas, and Utah have similarly enacted broad laws relating to privacy, data protection, and information security that will come into effect, and Delaware and Oregon have passed comprehensive privacy laws that are awaiting enactment, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. Additionally, Washington state has enacted a health and location data privacy law, and other states are considering similar legislation. Congress is considering legislation that may preempt some or all of such U.S. state privacy laws, providing a more robust private right of action. The evolving complexity of privacy and data security legislation in the United States may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties, and litigation.
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
Moreover, our Everyday Health Group business may be subject to additional government oversight or regulation by Congress, the FTC, the United States Food and Drug Administration (“FDA”), the U.S. Department of Health and Human Services and state legislatures and regulatory agencies. In addition, certain services provided by Everyday Health Group constituent businesses are also subject to private regulation both directly by accrediting bodies and indirectly by industry codes followed by commercial supporters and providers of continuing education programs for healthcare professionals.
If we are subject to burdensome laws or regulations or if we fail to adhere to the requirements of public or private regulations, our business, financial condition, and results of operations could suffer.
Government and private actions or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.
Certain business units within our Digital Media business collect and sell data about their users’ online behavior, and the revenue associated with this activity could be impacted by government regulation and enforcement, industry trends, self-regulation, technology changes, consumer behavior and attitude, and private action. We also use such information to work with our advertisers to more effectively target ads to relevant users and consumers, which ads command a higher rate.
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
We may be required or otherwise choose to adopt Do Not Track mechanisms or self-regulation principles or provide opt-outs from the sale of certain user data, in which case our ability to use our existing tracking technologies, to collect and sell user behavioral data, and permit their use by other third parties could be impaired. This could cause our revenues to decline and adversely affect our operating results.
U.S. and foreign governments have enacted or considered or are considering legislation or regulations that could significantly restrict our ability to collect, augment, analyze, use, and share de-identified or anonymous data, which could increase our costs and reduce our revenue.
We operate across many different markets both domestically and internationally which may subject us to cybersecurity, privacy, data security, and data protection laws with uncertain interpretations as well as impose conflicting obligations on us.
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
We maintain cash deposits in excess of federally insured limits and the collapse of certain banks and potentially other financial institutions may adversely impact us.
We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank was shut down, followed on March 12, 2023, by Signature Bank, and on May 1, 2023, by First Republic Bank. The Federal Deposit Insurance Corporation was appointed as receiver for these banks. The failure of any financial institution to which we face direct exposure, may lead to significant disruptions to our operations, liquidity, financial position, and reputation. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.
The GDPR and the CCPA impose significant compliance costs and expose us to substantial risks.
The EU has traditionally imposed strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in a variation of privacy standards from country to country. The GDPR harmonizes EU data privacy laws and contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data use in Europe, which will continue to increase our costs. The CCPA, in its original form and as amended under the CPRA, similarly contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data usage of California residents, which will continue to increase our costs. Additionally, government authorities will have more power to enforce compliance and impose substantial penalties for any failure to comply. In addition, individuals have the right to compensation under the GDPR, and individuals may have the right to file a class action under the CCPA in certain circumstances. In the event we fail to maintain compliance, we could be exposed to material damages, costs and/or fines if an EU government authority, an EU resident, the California Attorney General or a California resident commenced an action. Failure to comply or maintain compliance could cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows.
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
Failure to comply with the requirements of HIPAA, HITECH, regulations promulgated under HIPAA and HITECH (including but not limited to the HIPAA Privacy and Security Rules and the Health Breach Notification Rule), or any of the applicable federal and state laws and regulations regarding patient or consumer health privacy, identity theft prevention and detection, breach notification and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties or contractual liability under agreements with our customers and clients. Any failure or perception of failure of our products or services to meet HIPAA, HITECH and related regulatory requirements could expose us to risks of investigation, notification, litigation, penalty or enforcement, adversely affect demand for our products and services, and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our clients and HIPAA and HITECH.
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
Our business could suffer if providers of broadband internet access services block, impair, or degrade our services.
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
A portion of our display revenue comes from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud”, which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. A portion of our display revenue also comes from advertisers that pay for advertising on the bases of price-per-impression, price-per-visit or price-per-engagement. These pricing models can also be vulnerable to fraud known variously as “invalid traffic” or “non-human traffic”, which occurs when the impression, visit or engagement is generated for reasons other than genuine interest in the subject of the ad. We or our third-party service providers may be exposed to the risk of click fraud, invalid traffic or other clicks, actions or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we or our third-party service providers are unable to detect and prevent it, or choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brands and lead to a loss of advertisers and revenue. We obtain third-party certification that certain of our products apply “best practices” to detect and prevent click fraud. If we are unable to maintain such certification, advertisers might refuse to pay, demand refunds, and withdraw future business, and our business reputation might be harmed.

The industries in which we operate are undergoing rapid technological changes and we may not be able to keep up.
The industries in which we operate are subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the markets in which we compete. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards, including for example with respect to the use of AI. We may be unable to obtain access to new technologies on acceptable terms or at all and may therefore be unable to offer services in a competitive manner. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows.
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
As of February 21, 2024, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.
Anti-takeover provisions could negatively impact our stockholders.
Provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a third-party from acquiring control of us. For example, we are subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of our Board of Directors in certain circumstances. Additionally, our amended and restated certificate of incorporation and amended and restated bylaws (i) include advance notice requirements for director nominations and for proposing matters that stockholders may act on at stockholder meetings, (ii) authorize our Board of Directors to issue, without requiring any stockholder approval, preferred stock which may contain voting, liquidation, dividend and other rights superior to our common stock and which could be issued as a defensive measure in response to a takeover proposal, and (iii) provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum. These provisions could make it more difficult for a third-party to acquire us, or prevent a third-party from doing so entirely, even if an acquisition might be in the best interest of our stockholders.

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
•Rumors, gossip, or speculation published online;
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our and our customer’s data and information assets. As such, we have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on International Organization for Standardization (“ISO”) and National Institute of Standards and Technology (“NIST”) information security risk management frameworks. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the above frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management, including through the use of third-party providers for regular mandatory trainings;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we face cybersecurity risks, threats and attacks that could materially affect our operations, business strategy, results of operations, or financial condition. For further details on the exposures related to these risks, see the section titled “Risk Factors” within this Annual Report on Form 10-K.
Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee the oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as certain incidents with lesser impact potential.
The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff, or external experts as part of the Board of Directors’ continuing education on topics that impact public companies.
    Our management team, including our Chief Technology Officer and CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has a primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our current Chief Technology Officer has over 25 years of experience in the field of technology, including cybersecurity. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO has over 25 years of experience in various roles in cybersecurity and information technology.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include receiving briefings from internal security personnel; analyzing threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and reviewing alerts and reports produced by security tools deployed in the IT environment.
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
Item 3. Legal Proceedings
See Note 12 — Commitments and Contingencies to our accompanying consolidated financial statements for a description of our legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

                        PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock are traded on the Nasdaq Global Select Market under the stock symbol “ZD”.
Holders
We had 174 registered stockholders as of February 21, 2024. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
Dividends
We did not pay dividends during the years ended December 31, 2023, 2022, and 2021, respectively. Future dividends are subject to the approval by the Board of Directors (the “Board”) and any restrictions that may be imposed by applicable law or our contracts.
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
2020 Program
On August 6, 2020, the Board approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the Company repurchased 1,585,846, 736,536, and 445,711 shares (which were subsequently retired) respectively, at an aggregate cost of $104.9 million, $71.3 million, and $47.7 million, respectively (including an immaterial amount of commission fees) under the 2020 Program. Refer to Note 14 — Stockholders’ Equity for additional details.
Cumulatively, as of December 31, 2023, 5,258,692 shares were repurchased under the 2020 Program, at an aggregate cost of $401.8 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2023 was 4,741,308 shares.
The following table details the repurchases that were made under the 2020 Program and those outside the 2020 Program (consisting of shares surrendered to satisfy tax withholding obligations for the vesting of restricted stock issued to employees), on a trade date basis, during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2023 - October 31, 2023	395	$58.30	—	4,741,308
November 1, 2023 - November 30, 2023	17,873	$65.03	—	4,741,308
December 1, 2023 - December 31, 2023	—	$—	—	4,741,308
Total	18,268		—	4,741,308

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

Performance Graph
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise be subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act of 1934.
The following graph reflects the comparison of the cumulative total stockholder return for shares of the Company’s common stock, the S&P MidCap 400 Index, and the Nasdaq Internet Index.
Measurement points are December 31, 2018 and the last trading day in each of the Company’s fiscal years through the end of fiscal 2023. The graph assumes that $100 was invested on December 31, 2018 in the Company’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. The Company completed the separation of Consensus on October 7, 2021. For the purpose of this graph, the distribution of 80.1% of the shares of Consensus common stock to holders of Ziff Davis (formerly known as J2 Global. Inc.) common stock, pursuant to which Consensus became an independent company, is treated as a non-taxable cash dividend which was deemed reinvested in Ziff Davis common stock.

		S&P	Nasdaq
Measurement Date	Ziff Davis (1)	MidCap 400 Index	Internet Index
Dec-18	100.00	100.00	100.00
Dec-19	136.48	126.20	129.61
Dec-20	142.27	143.44	210.24
Dec-21	185.74	178.95	199.46
Dec-22	132.53	155.58	104.58
Dec-23	112.57	181.15	168.84

(1)On October 7, 2021, Ziff Davis completed the Separation of Consensus (NASDAQ: CCSI). A shareholder of the Company who acquired one share of Ziff Davis common stock at the start of the measurement period (December 31, 2018) and reinvested all cash dividends into Ziff Davis common stock at then-current prices from the start of the measurement period to the time of the Separation would have owned 1.456 shares of Ziff Davis common stock at the time of the Separation of Consensus. At the time of the Separation of Consensus, Ziff Davis common shareholders received a dividend of one CCSI share for every three shares of Ziff Davis common stock. Therefore, the value of this dividend for each Ziff Davis common shareholder was $18.68 per share based on the October 7, 2021 Consensus share price of $56.04 ($56.04 / 3 = $18.68). For purposes of calculating the Ziff Davis total return, we assume that the value of the Consensus shares issued to the Ziff Davis shareholder at the time of the Separation (1.456 shares x $18.68 = $27.20) was reinvested into Ziff Davis common stock at the ex-dividend price of Ziff Davis common stock ($124.16), resulting in ownership of an additional 0.22 shares of Ziff Davis common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

225
200
175
150
125
100
75
Index Value
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Ziff Davis
S&P MidCap 400
NASDAQ Internet Index

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in the section titled “Cautionary Note on Forward Looking Information” and in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Overview
Ziff Davis, Inc. was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “the Company”, “our”, “us”, or “we”), is a vertically focused digital media and internet company whose portfolio includes brands in technology, shopping, gaming and entertainment, connectivity, health, cybersecurity, and martech. Our Digital Media business specializes in the technology, shopping, gaming and entertainment, connectivity, and healthcare markets, offering content, tools, and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy, and marketing technology.
Dispositions
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
Revenue Overview
Our consolidated revenues are currently generated primarily from two basic business models, each with different financial profiles and variability. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expense, and has seasonal strength in the fourth quarter. Our Cybersecurity and Martech business is driven primarily by subscription revenues with relatively stable and predictable margins from quarter to quarter. In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel, and enter into new markets. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.

Revenues from customers classified by revenue source are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Digital Media
Advertising	$747,254	$788,135	$838,075
Subscription and licensing	283,473	244,694	197,354
Other	42,244	46,343	33,871
Total Digital Media revenues	$1,072,971	$1,079,172	$1,069,300

Cybersecurity and Martech
Subscription	$291,209	$312,626	$348,611
Total Cybersecurity and Martech revenues	$291,209	$312,626	$348,611

Corporate	$—	$—	$—
Elimination of inter-segment revenues	(152)	(801)	(1,189)
Total Revenues	$1,364,028	$1,390,997	$1,416,722
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
The following table sets forth certain key operating metrics for our Digital Media advertising business for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Net advertising revenue retention (1)	87.1%	92.0%
Advertisers (2)	1,943	2,044
Quarterly revenue per advertiser (3)	$119,975	$118,370

(1)Net advertising revenue retention equals (i) the trailing twelve month revenue recognized related to prior year advertisers in the current year period (excluding revenue from acquisitions during the stub period) divided by (ii) the trailing twelve month revenue recognized related to prior year advertisers in the prior year period (excluding revenue from acquisitions during the stub period). This excludes advertisers that generated less than $10,000 of revenue in the measurement period.
(2)Excludes advertisers that spent less than $2,500 in the quarter within certain divisions.
(3)Represents total gross quarterly advertising revenues divided by advertisers as defined in footnote (2).
For our subscription and licensing businesses, the number of subscribers that we serve is an indicator of our customer retention and growth. The average monthly revenue per customer and the churn rate also contribute to insights that contribute to certain of our business planning decisions.

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022 (4)
Customers (in thousands) (1)	3,266	3,143
Average quarterly revenue per customer (2)	$44.77	$44.69
Churn rate (3)	2.86%	4.02%

(1)Represents the quarterly average of the end of month customer counts for both the Digital Media and Cybersecurity and Martech businesses. Resellers without visibility into the number of underlying customers served by the reseller are counted as one customer.
(2)Represents quarterly gross subscription and licensing revenues divided by customers as defined in footnote (1).
(3)Churn rate is calculated as (i) the average revenue per customer in the prior month multiplied by the number of cancellations in the current month, calculated at each business and aggregated; divided by (ii) subscription and licensing revenue in the current month, calculated at each business and aggregated. For Ookla, the churn rate calculation included in the consolidated churn rate calculation includes the sum of the monthly revenue from the specific cancelled agreements in the numerator.
(4)Certain prior period key performance metrics in the table above have been adjusted for our Cybersecurity and Martech segment as a result of gaining greater transparency on a reseller relationship enabling us to identify the underlying customers and for our Digital Media segment to remove certain subscribers who have paused their subscription for more than one month and to include certain subscribers that are within the estimated active usage period of a lifetime subscription. The following table summarizes the adjustments made to previously reported amounts.

Three months ended December 31, 2022
Customers (in thousands)	111
Average quarterly revenue per customer	$(1.64)
Churn rate	0.21%

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies of the notes to consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K that describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions and may be material.
The accounting policies described below are those we consider to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgment.
Revenue Recognition
Our Digital Media business generates revenues from advertising and sponsorships, subscriptions, performance marketing, and licensing fees. This business also generates revenues from the sale of display and video advertising; customer clicks to online merchants, and commissions on sales attributed to clicks to online merchants; the sale of content, including advertising, data, and lead generation information to clients; and the sale of subscription services to consumers and businesses. Our Cybersecurity and Martech business generates revenues primarily from customer subscription and usage fees.
The Company is a party to multiple concurrent contracts with the same customer, or a party related to that customer. Some situations may require judgment to determine if those arrangements should be accounted for as a single contract. Consideration of both the form and the substance of the arrangement is required. The Company’s contracts with customers may include multiple performance obligations, including contracts when advertising and licensing services are sold together.
The Company determines the transaction price based on the amount to which the Company expects to be entitled in exchange for services provided. The Company includes any fixed consideration within its contracts as part of the total transaction price. The Company’s contracts occasionally contain some component of variable consideration, such as commissions that are recognized in the period of the commissionable event.

Our Digital Media business consists primarily of performance obligations that are satisfied over time. Revenue is recognized based on delivery of services over the contract period for advertising and on a straight-line basis or units of output basis over the contract period for subscriptions. The Digital Media business also has licensing arrangements that have standalone functionality. As a result, they are considered to be functional intellectual property where the performance obligations are satisfied at a point in time. Our Cybersecurity and Martech business consists primarily of performance obligations that are satisfied over time. The Company recognizes revenue on a straight-line basis throughout the subscription period, or as usage occurs for services outside of the subscription.
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The Company records revenue on a gross basis with respect to revenue generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites, or on unaffiliated advertising networks; (ii) through the Company’s lead-generation business; and (iii) through the Company’s subscriptions, including the resale of various third-party solutions, primarily through its email security line of business. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party platforms, primarily related to the transfer of functional intellectual property.
Business Combinations
The Company applies the acquisition method of accounting for business combinations in accordance with GAAP and uses estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates are complex because of the judgement required in determining these values. The determination of purchase price and the fair value of monetary assets acquired and liabilities assumed is typically the least complex aspect of the Company’s accounting for business combinations due to inherently lower level of judgement required. Due to the higher degree of complexity associated with the valuation of acquired intangible assets, the Company may obtain the assistance of reputable valuation specialists in the allocation of purchase price to the identifiable intangible assets acquired. The valuation of identifiable intangible assets may be based on significant unobservable inputs and assumptions such as, but not limited to, future revenue growth rates, gross and operating margins, customer attrition rates, royalty rates, discount rates, and terminal growth rate assumptions. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are comprised of purchased customer relationships, trademarks, trade names, developed technologies and other intangible assets. We use our best estimates and assumptions to accurately assign the useful lives of the acquired intangible assets subject to amortization, which are amortized over the period of estimated economic benefit. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relevant to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill and Indefinite-Lived Intangible Assets
The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. The Company tests goodwill for impairment annually on October 1st at the reporting unit level, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using a mix of an income approach and a market approach. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference.

During the years ended December 31, 2023, 2022, and 2021, the Company recorded a goodwill impairment of $56.9 million, $27.4 million and $32.6 million, respectively. In each period, the fair value of the reporting unit was determined using an equal weighting of an income approach that was based on the discounted estimated future cash flows of the reporting unit and a market approach that uses the guideline public company approach. We believe the combination of these approaches provides an appropriate valuation because it incorporates the expected cash generation of the reporting unit in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Determining fair value using a discounted estimated future cash flow analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the discounted cash flow analyses were based on the most recent forecast for the reporting unit. For years beyond the forecast period, the estimates were based, in part, on forecasted growth rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. Determining fair value using a market approach considers multiples of financial metrics based on trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the reporting unit. Refer to Note 9 — Goodwill and Intangible Assets to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
Following the impairment during the year ended December 31, 2023, there was no excess of fair value over the carrying value at the reporting unit, so any decrease in estimated fair value that exceeds the carrying value, would result in an additional impairment charge to goodwill. As of December 31, 2023, this reporting unit had goodwill of approximately $79.2 million. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2021 using a qualitative assessment primarily taking into consideration macroeconomic, industry, and market conditions, overall financial performance and any other relevant company-specific factors. The Company concluded that there were no impairments in 2021. The Company did not perform an assessment in 2022 and 2023, as there were no intangible assets with indefinite lives during 2022 and 2023.
Long-lived Assets
The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets, and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed.
Recent Accounting Pronouncements
See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements and the Company’s expectations of their impact on its consolidated financial position and results of operations.

Results of Operations for the Years Ended December 31, 2023 and 2022
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with SEC on March 1, 2023, for a discussion of our consolidated and segment results of operations for 2022 compared to 2021.
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
We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, for a number of reasons, including macroeconomic conditions, in a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses with different business models, may impact Digital Media’s overall operating profit margins.
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
We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, for a number of reasons, including macroeconomic conditions, in a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses with different business models, may impact Cybersecurity and Martech’s overall operating profit margins.

Results of Operations
The following table sets forth, for the years ended December 31, 2023 and 2022, information derived from our Statements of Operations as a percentage of revenues.

	Year ended December 31,
	2023	2022
Revenues	100%	100%
Operating costs and expenses:
Direct costs	15	14
Sales and marketing	36	35
Research, development, and engineering	5	5
General, administrative, and other related costs	31	29
Goodwill impairment on business	4	2
Total operating costs and expenses	90	86
Income from operations	10	14
Interest expense, net	(1)	(2)
Gain on debt extinguishment, net	—	1
Unrealized (loss) gain on short-term investments held at the reporting date, net	(2)	(1)
Gain (loss) on investments, net	—	(3)
Other (loss) income, net	(1)	1
Income from continuing operations before income taxes and income (loss) equity method investment, net	6	10
Income tax expense	(2)	(4)
Income (loss) from equity method investment, net	(1)	(1)
Net income	3%	5%

Revenues

	Year ended December 31,		Percent change
(in thousands, except percentages)	2023	2022	2023 v. 2022
Revenues	$1,364,028	$1,390,997	(2)%
Our revenues consist of revenues from our Digital Media business and our Cybersecurity and Martech business. Digital Media revenues primarily consist of advertising revenues and subscription and licensing revenues earned through the granting of access to, or delivery of, certain data products or services to customers, fees paid for generating business leads, and licensing and sale of editorial content and trademarks. Cybersecurity and Martech revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.
Our revenues decreased for the year ended December 31, 2023 compared to the prior period primarily due to the $40.5 million decline in advertising revenue in our Digital Media business and $21.3 million decline in subscription revenue in our Cybersecurity and Martech business, partially offset by an increase of $39.3 million in subscription revenue in the Digital Media business. Included in the revenue during the year ended December 31, 2023 was $21.3 million of incremental revenue contributed by businesses acquired during 2022 and $3.0 million of revenue contributed by businesses acquired in 2023. These revenue declines were offset in part by organic revenue growth in certain of our businesses. Revenue from an acquired business becomes organic revenue in the first month in which the Company can compare a full month in the current year against a full month under its ownership in a prior year.
Direct costs

	Year ended December 31,		Percent change
(in thousands, except percentages)	2023	2022	2023 v. 2022
Direct Costs	$197,292	$195,554	0.9%
As a percent of revenue	14.5%	14.1%

Direct costs are primarily comprised of costs associated with content fees, production costs, royalty fees, and hosting costs. The increase in direct costs for the year ended December 31, 2023 compared to the prior period was primarily due to an $8.5 million increase in web hosting and database hosting fees, partially offset by a $3.5 million decrease in royalty fees and a $2.8 million decrease in content fees and similar costs.
Sales and Marketing

	Year ended December 31,		Percent change
(in thousands, except percentages)	2023	2022	2023 v. 2022
Sales and Marketing	$487,365	$490,777	(0.7)%
As a percent of revenue	35.7%	35.3%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The decrease in sales and marketing expenses during the year ended December 31, 2023 compared to the prior period was primarily due to $5.9 million lower marketing expenses, partially offset by $2.4 million higher travel related costs.
Research, Development, and Engineering

	Year ended December 31,		Percent change
(in thousands, except percentages)	2023	2022	2023 v. 2022
Research, Development, and Engineering	$68,860	$74,093	(7.1)%
As a percent of revenue	5.0%	5.3%
Research, development, and engineering costs consist primarily of personnel-related expenses. The decrease in research, development, and engineering costs for the year ended December 31, 2023 compared to the prior period was primarily due to $3.6 million lower personnel-related costs due primarily to an increase in capitalized costs related to the nature of projects in 2023 as compared with projects in 2022.
General, Administrative, and Other Related Costs

	Year ended December 31,		Percent change
(in thousands, except percentages)	2023	2022	2023 v. 2022
General, Administrative, and Other Related Costs	$421,050	$404,263	4.2%
As a percent of revenue	30.9%	29.1%
General, administrative, and other related costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance, and insurance costs. The increase in general, administrative, and other related costs for the year ended December 31, 2023 compared to the prior period was primarily due to $12.9 million higher personnel related expenses related in part to higher share-based compensation expense, salaries, and bonus expense, and $2.9 million higher depreciation and amortization expense.
Goodwill Impairment on Business
Goodwill impairment on business was $56.9 million and $27.4 million for the years ended December 31, 2023 and 2022, respectively. The goodwill impairment during all periods was related to reporting units within the Digital Media reportable segment. Refer to Note 9 — Goodwill and Intangible Assets to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the accompanying Consolidated Statements of Operations during the periods presented (in thousands):

	Year ended December 31,
	2023	2022
Direct costs	$262	$341
Sales and marketing	2,686	3,083
Research, development, and engineering	3,245	2,503
General. administrative, and other related costs	25,727	20,674
Total share-based compensation expense	$31,920	$26,601
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,		Percent change
	2023	2022	2023 v. 2022
Interest expense, net	$(20,031)	$(33,842)	(40.8)%
Gain on debt extinguishment, net	—	11,505	(100.0)%
Unrealized loss on short-term investments held at the reporting date, net	(28,495)	(7,145)	298.8%
Gain (loss) on investments, net	357	(46,743)	(100.8)%
Other (loss) income, net	(9,468)	8,437	(212.2)%
Total non-operating expense	$(57,637)	$(67,788)	(15.0)%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net was $20.0 million and $33.8 million for the years ended December 31, 2023 and 2022, respectively. Interest expense, net decreased during the year ended December 31, 2023 compared to the prior period primarily due to higher interest income as a result of higher interest rates. The increase in interest income was partially offset by additional non-recurring interest on the 1.75% Convertible Notes at a rate of 0.50% per annum. See Note 10 — Debt to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
Gain on debt extinguishment, net. Gain on debt extinguishment, net was zero and $11.5 million during the years ended December 31, 2023 and 2022, respectively. Gain on debt extinguishment, net of $11.5 million in 2022 related primarily to the repurchases of the 4.625% Senior Notes.
Unrealized loss on short-term investments held at the reporting date, net. Unrealized loss on short-term investment held at the reporting date, net was $28.5 million and $7.1 million during the years ended December 31, 2023 and 2022, respectively. The unrealized loss recorded in 2023 and 2022 represents the change in fair value of our investment in Consensus common stock.
Gain (loss) on investments, net. Gain (loss) on investments, net is generated from gains or losses from investments in equity and debt securities. Gain (loss) on investments, net was $0.4 million and $(46.7) million for the years ended December 31, 2023 and 2022, respectively. Gain (loss) on investment, net recorded in 2023 and 2022 was related to the disposition of Consensus common stock.
Other (loss) income, net. Other (loss) income, net is generated primarily from miscellaneous items and gains or losses on foreign currency. Other (loss) income, net was $(9.5) million and $8.4 million in 2023 and 2022, respectively. The decrease in 2023 compared to 2022 was primarily attributable to changes in gains or losses on foreign currency and a reserve established on a receivable from a buyer of a previously disposed business.
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
As of December 31, 2023, the Company had federal net operating loss carryforwards (“NOLs”) of $9.1 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. $7.5 million of the NOLs expire through the year 2037 depending on the year the loss was incurred and $1.6 million of the NOLs carry forward indefinitely.
As of December 31, 2023, the Company had interest expense limitation carryovers of $1.9 million, which last indefinitely. The Company also had federal capital loss limitation carryforwards as of December 31, 2023 of $21.8 million that begin to expire in 2026. In addition, as of December 31, 2023, the Company had available state research and development tax credit carryforwards of $5.4 million, which last indefinitely. The Company had no foreign tax credit carryforwards as of December 31, 2023.
Income tax expense was $24.1 million and $58.0 million in 2023 and 2022, respectively. Our effective tax rates for 2023 and 2022 were 32.2% and 44.2%, respectively.
The decrease in our annual effective income tax rate in 2023 compared to prior period was primarily attributable to the following:
1.a decrease in our effective income tax rate due to tax expense of $13.4 million recognized during 2022 for recording a deferred tax liability related to our investment in Consensus common stock with no similar item occurring during 2023; and
2.a decrease in our effective income tax rate during 2023 due to a higher net reduction in our reserves as compared to 2022 for uncertain tax positions, primarily due to the lapse of the statute of limitations in certain jurisdictions; partially offset by
3.an increase in our effective income tax rate during 2023 due to the goodwill impairment recognized for book purposes with no corresponding tax benefit recognized.
In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.5%	23.5%	26.5%
Effective tax rate (1)	14.1%	24.5%	23.0%

(1)Effective tax rate excludes certain discrete items.
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
The Organization for Economic Co-operation and Development (“OECD”) established a Pillar Two Framework that was supported by over 130 countries worldwide. On December 15, 2022, the European Union (“EU”) Member States adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. The Company is continuing to evaluate the impact on future periods of the Pillar Two Framework and pending legislative adoption by additional individual countries in which we operate. Although we are unable to predict when and how the Pillar Two Framework will be enacted into law, based on the countries in which we operate, the Company does not believe that the adoption of the Pillar Two Framework will have a material effect on our liability for corporate taxes and our consolidated effective tax rate.

Equity Method Investment
Loss from equity method investment, net. Loss from equity method investment was generated from our investment in the OCV Fund I, LP (the “OCV Fund”) for which we receive annual audited financial statements. The investment in the OCV Fund is presented net of tax and on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
Loss from equity method investment, net was $9.3 million and $7.7 million, net of tax benefit for the years ended December 31, 2023 and 2022, respectively. The increase in loss from equity method investment, net in 2023 was primarily due to a larger decline in the value of the underlying investments.
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
Digital Media
    The financial results are presented as follows (in thousands):

	Year ended December 31,
	2023	2022
External revenue	$1,072,819	$1,078,391
Inter-business revenue	152	781
Total revenue	1,072,971	1,079,172
Operating costs and expenses	931,980	880,240
Operating income	$140,991	$198,932
Digital Media’s net sales of $1.1 billion in 2023 decreased $5.6 million, or 0.5% compared to 2022 primarily due to an organic decline in certain businesses, offset in part by $21.3 million of incremental revenue during 2023 contributed by businesses acquired in 2022 and organic growth in certain other businesses. The Company considers revenue from an acquired business to become organic revenue in the first month in which the Company can compare that full month in the current year against the corresponding full month under its ownership in the prior year.
Digital Media’s operating costs and expenses of $932.0 million in 2023 increased $51.7 million, or 5.9%, compared to 2022 primarily due to an increase of $29.5 million in goodwill impairment recognized during 2023 compared to 2022 and higher general and administrative and sales and marketing expenses.
As a result of these factors, Digital Media’s operating income of $141.0 million in 2023 decreased $57.9 million, or 29.1%, from 2022.
Cybersecurity and Martech
The financial results are presented as follows (in thousands):

	Year ended December 31,
	2023	2022
External revenue	$291,209	$312,606
Inter-business revenue	—	20
Total revenue	291,209	312,626
Operating costs and expenses	248,151	262,426
Operating income	$43,058	$50,200

Cybersecurity and Martech’s net sales of $291.2 million in 2023 decreased $21.4 million, or 6.8%, compared to 2022 primarily due to the organic decline in certain businesses during the year.
Cybersecurity and Martech operating costs and expenses of $248.2 million in 2023 decreased $14.3 million, or 5.4%, compared to 2022 primarily due to lower sales and marketing expenses and lower general and administrative expenses.
As a result of these factors, Cybersecurity and Martech operating income of $43.1 million in 2023 decreased $7.1 million, or 14.2%, from 2022.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and debt financing. We continue to invest in the development and expansion of our operations using available cash flows from operations. Ongoing investments include, but are not limited to, improvements in our offerings, investments in new products and services, acquisitions, and continued investments in sales and marketing. We also use cash flows from operations to service our debt obligations and the repurchase of our shares.
Cash, Cash Equivalents and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$737,612	$652,793
Short-term investments	27,109	58,421
Long-term investments	140,906	127,871
Cash, cash equivalents and investments	$905,627	$839,085
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	December 31,
	2023	2022
Cash, cash equivalents and investments held in domestic jurisdictions	$742,010	$671,587
Cash, cash equivalents and investments held in foreign jurisdictions	163,617	167,498
Cash, cash equivalents and investments	$905,627	$839,085
For information on short-term and long-term investments of the Company, refer to Note 5 — Investments to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
Financings
On November 15, 2019, the Company issued $550.0 million aggregate principal amount of 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”). Prior to the spin-off of Consensus, the conversion rate on the 1.75% Convertible Notes was 7.9864 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents a conversion price of approximately $125.21 per share of the Company’s common stock. The spin-off constituted an event under the 1.75% Convertible Notes that required an adjustment and the conversion rate increased to 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 5,158,071 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. As of December 31, 2022 and December 31, 2023, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, consequently, none of the 1.75% Convertible Notes have been converted. The Company may not redeem the 1.75% Convertible Notes prior to November 1, 2026.
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
On June 2, 2021, June 21, 2021, August 20, 2021, and September 16, 2021, the Company entered into First, Second, Third and Fourth Amendments (together the “Amendments”) to the Credit Agreement. The Amendments (i) provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $485.0 million (the “Bridge Loan Facility”), (ii) permitted the spin-off of the Company’s cloud fax business into a new publicly traded company, and (iii) provided for certain other changes to the Credit Agreement.
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
On June 10, 2022, the Company entered into a Fifth Amendment to the Credit Agreement, which provided for the issuance of a senior secured term loan in an aggregate principal amount of $90.0 million (the “Term Loan Facility”), which had a maturity date that was 60 days following the date of funding of the Term Loan Facility. On September 15, 2022, the Company entered into a Sixth Amendment to its existing Credit Agreement, which provided for the issuance of a senior secured term loan in an aggregate principal amount of approximately $22.3 million (“Term Loan Two Facility”). During the year ended December 31, 2022, the Company completed non-cash exchanges of 2.8 million shares of its common stock of Consensus with the lenders under the Fifth and the Sixth Amendments to settle the Company’s obligations of $112.3 million outstanding aggregate principal amount of the Term Loan Facility and Term Loan Two Facility plus related interest.
During the year ended December 31, 2022, the Company repurchased approximately $181.2 million in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $167.7 million. No repurchases of 4.625% Senior Notes were effectuated during the year ended December 31, 2023.
As of December 31, 2023 there were no amounts drawn under the Credit Agreement.
Material Cash Requirements
Ziff Davis’ long-term contractual obligations generally include its long-term debt as described above, interest on long-term debt, lease payments on its property and equipment, and holdback amounts in connection with certain business acquisitions. These long-term contractual obligations extend through 2031. Refer to Note 4 — Business Acquisitions, Note 10 — Debt, and Note 11 — Leases to the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K, for further details on holdback payments, long-term debt, and operating leases.
As of December 31, 2023, we and our subsidiaries had outstanding $1.0 billion in aggregate principal amount of indebtedness. As of December 31, 2023, our total future minimum lease payments are $34.1 million, of which approximately $16.9 million future minimum lease payments are due in the succeeding twelve months. As of December 31, 2023, our liability for uncertain tax positions was $36.1 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and share repurchases, if any, for at least the next 12 months.
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities (in millions):

	Year ended December 31,		Change
	2023	2022	2023 v. 2022
Net cash provided by operating activities	$319,962	$336,444	$(16,482)
Net cash used in investing activities	$(127,408)	$(220,771)	$93,363
Net cash used in financing activities	$(114,791)	$(140,832)	$26,041

Operating Activities
Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $16.5 million decrease in net cash provided by operating activities in 2023 compared to 2022 was primarily related to the timing and amount of cash receipts in ‘Accounts Receivable’, lower earnings before non-cash adjustments, an increase in prepaid expenses, and higher income tax payments during 2023, partially offset by the timing of payments in ‘Accounts Payable’.
Investing Activities
The $93.4 million decrease in net cash used in investing activities in 2023 compared to 2022 was primarily related to lower cash used on business acquisitions during 2023 compared to 2022 and our investment in available-for-sale securities during 2022, which did not recur in 2023, partially offset by current period investment in equity securities without readily determinable fair value.
Financing Activities
The $26.0 million decrease in net cash used in financing activities in 2023 compared to 2022 was primarily related to the absence of repurchases of our 4.625% Senior Notes, which occurred during 2022; partially offset by 1) higher cash used on share repurchases in 2023, and 2) the absence of term loan proceeds during 2023.
Stock Repurchase Program
On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the Company repurchased 1,585,846, 736,536 and 445,711 shares (which were subsequently retired) respectively, at an aggregate cost of $104.9 million, $71.3 million, and $47.7 million, respectively (including an immaterial amount of commission fees) under the 2020 Program. Refer to Note 14 — Stockholders’ Equity to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2023 is 4,741,308 shares.
A summary of share repurchases under the 2020 Program during the year ended December 31, 2023 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of December 31, 2023
1,585,846	$104,919	4,741,308

(1)Excludes the impact of excise taxes.

Cumulatively at December 31, 2023, 5,258,692 shares were repurchased, under the 2020 Program, at an aggregate cost of $401.8 million (including excise tax).
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our Credit Facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2023, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of December 31, 2023 and December 31, 2022, we had $737.6 million and $652.8 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as, demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of December 31, 2023, the carrying value and the fair value of our fixed rate debt was $1.0 billion and $0.9 billion, respectively. This fixed rate debt matures as follows: $550.0 million in 2026 and $460.0 million in 2030. Interest rates have risen since these sources of financing were obtained, thus, we may not be able to refinance this fixed rate debt at similar rates when it matures. Further, our revolving credit agreement bears interest at variable rates, however, during 2023, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 7 — Fair Value Measurements and Note 10 — Debt to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Market Risk
Our investment in Consensus common stock, which has a carrying value of approximately $27.1 million as of December 31, 2023, is based upon the quoted market price of Consensus common stock. Our results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market.
Gains (losses) on the investment in Consensus common stock were as follows (in thousands):

	Year ended December 31,
	2023	2022
Realized gain (loss) on securities sold during the period	$357	$(46,743)
Unrealized loss recognized during the period on equity securities held at the reporting date	$(28,495)	$(7,145)
The carrying value of investment in Consensus common stock as of December 31, 2023 was $27.1 million, or approximately 0.8% of the Company’s consolidated total assets. A $2.00 increase or decrease in the share price of Consensus common stock would result in an unrealized gain or loss, respectively of approximately $2.1 million.
Foreign Currency Risk
We conduct business in certain foreign markets, primarily in Canada, the United Kingdom, Australia, the European Union, Japan, Denmark, Sweden, and Norway. Our principal exposure to foreign currency risk relates to investment and intercompany debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, the British Pound Sterling, the Australian Dollar, the Euro, the Japanese Yen, the Danish Krone, the Swedish Krona, and the Norwegian Krone. If we are unable to settle our intercompany debts in a timely manner, we remain exposed to foreign currency fluctuations.
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
For the years ended December 31, 2023, 2022 and 2021, foreign exchange (losses) gains amounted to $(3.9) million, $8.2 million, and $2.0 million, respectively.
Cumulative translation adjustments, net of tax, included in other comprehensive income for the years ended December 31, 2023, 2022, and 2021, were $13.7 million, $(32.5) million, and $(21.3) million respectively.
We currently do not have derivative financial instruments for hedging, speculative, or trading purposes and therefore are not subject to such hedging risk. However, we may in the future engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

Item 8.Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Ziff Davis, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Ziff Davis, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statement of operations, comprehensive income, cash flows, and stockholders’ equity for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over revenue
As discussed in Notes 3 and 18 to the consolidated financial statements, the Company had $1,364,028 thousand in revenues for the year ended December 31, 2023, of which $1,072,971 thousand was within the Digital Media segment, and $291,209 thousand was within the Cyber Security and Martech segment. Each of these categories of revenue has multiple discrete revenue streams that involve several information technology (IT) applications responsible for the initiation, processing, and recording of revenue transactions.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence over revenue required subjective auditor judgment to determine the nature and extent of procedures to be performed due to the number of revenue streams, related revenue recognition processes, number of IT applications involved, and the need to involve IT professionals to assist with the performance of certain procedures.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. For the revenue streams where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue processes.

We involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of certain IT systems and related controls that are used by the Company in its revenue recognition processes. For certain revenue streams, we assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation, including agreements with customers and third-party data. For other revenue streams, we performed a software-assisted data analysis to test relationships among certain revenue transactions. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

s/ KPMG, LLP

We have served as the Company's auditor since 2023.

New York, New York
February 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Ziff Davis, Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Ziff Davis, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Method Related to Convertible Instruments
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible instruments due to the adoption of Accounting Standards Update No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entities Own Equity (Subtopic 815-40) effective January 1, 2022 under the modified retrospective approach.
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

/s/ BDO USA, LLP

We served as the Company's auditor from 2014 through 2023.

Los Angeles, California
March 1, 2023

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$737,612	$652,793
Short-term investments	27,109	58,421
Accounts receivable, net of allowances of $6,871 and $6,868, respectively	337,703	304,739
Prepaid expenses and other current assets	88,570	68,319
Total current assets	1,190,994	1,084,272
Long-term investments	140,906	127,871
Property and equipment, net	188,169	178,184
Trade names and trademarks, net	155,784	191,020
Customer relationships, net	137,250	208,057
Other purchased intangibles, net	32,372	63,738
Goodwill	1,546,065	1,591,474
Deferred income taxes	8,731	8,523
Other assets	70,751	80,131
TOTAL ASSETS	$3,471,022	$3,533,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$123,256	$120,829
Accrued employee related costs	50,068	42,178
Other accrued liabilities	43,612	39,539
Income taxes payable, current	14,458	19,712
Deferred revenue, current	184,549	187,904
Other current liabilities	15,890	22,286
Total current liabilities	431,833	432,448
Long-term debt	1,001,312	999,053
Deferred revenue, noncurrent	8,169	9,103
Income taxes payable, noncurrent	8,486	11,675
Liability for uncertain tax positions	36,055	40,379
Deferred income taxes	45,503	79,007
Other long-term liabilities	46,666	68,994
TOTAL LIABILITIES	1,578,024	1,640,659
Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value. Authorized 1,000,000.00 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 46,078,464 and 47,269,446 shares at December 31, 2023 and 2022, respectively.	461	473
Additional paid-in capital	472,201	439,681
Retained earnings	1,491,956	1,537,830
Accumulated other comprehensive loss	(71,620)	(85,373)
TOTAL STOCKHOLDERS’ EQUITY	1,892,998	1,892,611
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,471,022	$3,533,270

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Total revenues	$1,364,028	$1,390,997	$1,416,722
Operating costs and expenses:
Direct costs	197,292	195,554	188,053
Sales and marketing	487,365	490,777	493,049
Research, development, and engineering	68,860	74,093	78,874
General, administrative, and other related costs	421,050	404,263	456,777
Goodwill impairment on business	56,850	27,369	32,629
Total operating costs and expenses	1,231,417	1,192,056	1,249,382
Income from operations	132,611	198,941	167,340
Interest expense, net	(20,031)	(33,842)	(72,023)
Gain (loss) on debt extinguishment, net	—	11,505	(5,274)
Loss on sale of businesses	—	—	(21,798)
Unrealized (loss) gain on short-term investments held at the reporting date, net	(28,495)	(7,145)	298,490
Gain (loss) on investments, net	357	(46,743)	(16,677)
Other (loss) income, net	(9,468)	8,437	1,293
Income from continuing operations before income tax (expense) benefit and changes from equity method investment	74,974	131,153	351,351
Income tax (expense) benefit	(24,142)	(57,957)	14,199
(Loss) income from equity method investment, net of income taxes	(9,329)	(7,730)	35,845
Net income from continuing operations	41,503	65,466	401,395
(Loss) income from discontinued operations, net of income taxes	—	(1,709)	95,319
Net income	$41,503	$63,757	$496,714

Net income per common share from continuing operations:
Basic	$0.89	$1.39	$8.74
Diluted	$0.89	$1.39	$8.38
Net (loss) income per common share from discontinued operations:
Basic	$—	$(0.04)	$2.08
Diluted	$—	$(0.04)	$1.99
Net income per common share:
Basic	$0.89	$1.36	$10.81
Diluted	$0.89	$1.36	$10.37
Weighted average shares outstanding:
Basic	46,400,941	46,954,558	45,893,928
Diluted	46,464,261	47,025,849	47,862,745

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2023	2022	2021
Net income	$41,503	$63,757	$496,714
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	13,657	(32,479)	(21,268)
Consensus separation adjustment	—	4,056	18,966
Change in fair value on available-for-sale investments, net of tax expense of $16, $0 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively	96	272	(114)
Other comprehensive income (loss), net of tax	13,753	(28,151)	(2,416)
Comprehensive income	$55,256	$35,606	$494,298

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$41,503	$63,757	$496,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,966	233,400	258,303
Non-cash operating lease costs	11,141	13,412	1,485
Share-based compensation	31,920	26,601	25,248
Provision for credit losses (benefit) on accounts receivable	2,809	(255)	8,738
Deferred income taxes, net	(30,017)	(12,991)	(13,433)
(Gain) loss on extinguishment of debt, net	—	(11,505)	14,024
Loss on sale of businesses	—	—	21,798
Goodwill impairment on business	56,850	27,369	32,629
Changes in fair value of contingent consideration	(200)	(2,575)	(1,223)
Loss (income) from equity method investments	9,329	7,730	(35,845)
Unrealized loss (gain) on short-term investments held at the reporting date	28,495	7,145	(298,490)
(Gain) loss on investment, net	(357)	46,743	16,677
Other	5,159	3,637	39,270
Decrease (increase) in:
Accounts receivable	(35,371)	14,948	(18,050)
Prepaid expenses and other current assets	(8,700)	9,665	(15,650)
Other assets	(5,574)	(16,240)	11,443
Increase (decrease) in:
Accounts payable (includes $0, $0 and $17,635 with related parties)	9,419	(20,246)	479
Deferred revenue	(6,802)	(20,962)	14,282
Accrued liabilities and other current liabilities	(26,608)	(33,189)	(41,863)
Net cash provided by operating activities	319,962	336,444	516,536
Cash flows from investing activities:
Purchases of property and equipment	(108,729)	(106,154)	(113,740)
Proceeds on sale of available-for-sale investments	—	—	663
Investment in available-for-sale securities	—	(15,000)	—
Distribution from equity method investment	—	—	15,327
Purchases of equity method investment	—	—	(23,249)
Purchase of equity investments	(11,858)	—	(999)
Proceeds from sale of equity investments	3,174	4,527	14,330
Acquisition of businesses, net of cash received	(9,492)	(104,094)	(141,146)
Proceeds from sale of businesses, net of cash divested	—	—	48,876
Proceeds from divestiture of discontinued operations	—	—	259,104
Other	(503)	(50)	(78)
Net cash (used in) provided by investing activities	(127,408)	(220,771)	59,088
Cash flows from financing activities:
Proceeds from bridge loan	—	—	485,000
Payment of debt	—	(166,904)	(512,388)
Debt extinguishment costs (includes reimbursement of $0, $0 and $7,500 with related parties)	—	(756)	(1,096)
Proceeds from term loan	—	112,286	—
Repurchase of common stock	(108,527)	(78,291)	(78,327)
Issuance of common stock under employee stock purchase plan	8,727	9,431	9,231
Proceeds from exercise of stock options	—	148	2,939
Deferred payments for acquisitions	(15,241)	(16,116)	(14,387)
Other	250	(630)	(4,060)
Net cash used in financing activities	(114,791)	(140,832)	(113,088)
Effect of exchange rate changes on cash and cash equivalents	7,056	(16,890)	(10,346)
Net change in cash and cash equivalents	84,819	(42,049)	452,190
Cash and cash equivalents at beginning of year	652,793	694,842	242,652
Cash and cash equivalents at beginning of year associated with discontinued operations	—	—	66,210
Cash and cash equivalents at beginning of year associated with continuing operations	652,793	694,842	176,442
Cash and cash equivalents at end of year	737,612	652,793	694,842
Cash and cash equivalents at end of year associated with discontinued operations	—	—	—
Cash and cash equivalents at end of year associated with continuing operations	$737,612	$652,793	$694,842

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common stock		Additional	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	paid-in capital	earnings	comprehensive loss	Equity
Balance, January 1, 2021	44,346,630	$443	$456,274	$809,107	$(54,806)	$1,211,018
Net income	—	—	—	496,714	—	496,714
Other comprehensive income, net of tax expense of zero	—	—	—	—	(21,382)	(21,382)
Exercise of stock options	70,776	1	2,938	—	—	2,939
Issuance of restricted stock, net	560,290	5	(5)	—	—	—
Issuance of shares under employee stock purchase plan	109,248	1	9,230	—	—	9,231
Repurchase and retirement of common stock	(697,657)	(7)	(26,275)	(52,045)	—	(78,327)
Share-based compensation	—	—	25,248	—	—	25,248
Conversion shares issued as extinguishment cost to redeem 3.25% Convertible Notes	3,050,850	31	431,921	—	—	431,952
Redemption of 3.25% Convertible Notes, net of tax	—	—	(390,526)	—	—	(390,526)
Consensus Separation	—	—	—	261,394	18,966	280,360
Other, net	—	—	317	188	—	505
Balance, December 31, 2021	47,440,137	$474	$509,122	$1,515,358	$(57,222)	$1,967,732
Reclassification of the equity component of 1.75% Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(88,137)	23,436	—	(64,701)
Net income	—	—	—	63,757	—	63,757
Other comprehensive income, net of tax expense of zero	—	—	(206)	206	(32,207)	(32,207)
Exercise of stock options	5,439	—	148	—	—	148
Issuance of restricted stock, net	493,300	5	(6)	—	—	(1)
Issuance of shares under employee stock purchase plan	139,992	1	9,430	—	—	9,431
Repurchase and retirement of common stock	(809,422)	(7)	(17,277)	(61,007)	—	(78,291)
Share-based compensation	—	—	26,601	—	—	26,601
Other, net	—	—	6	(3,920)	4,056	142
Balance, December 31, 2022	47,269,446	$473	$439,681	$1,537,830	$(85,373)	$1,892,611
Net income	—	—	—	41,503	—	41,503
Other comprehensive loss, net of tax expense of $16	—	—	—	—	13,753	13,753
Issuance of restricted stock, net	47,274	—	(6,220)	1,573	—	(4,647)
Issuance of shares under employee stock purchase plan	161,488	2	8,725	—	—	8,727
Issuance of common stock, net	186,102	2	13,420	—	—	13,422
Repurchase and retirement of common stock	(1,585,846)	(16)	(15,388)	(89,515)	—	(104,919)
Share-based compensation	—	—	31,920	—	—	31,920
Other, net	—	—	63	565	—	628
Balance, December 31, 2023	46,078,464	$461	$472,201	$1,491,956	$(71,620)	$1,892,998

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       The Company
Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, the “Company”, “our”, “us”, or “we”), is a vertically focused digital media and internet company whose portfolio includes brands in technology, shopping, gaming and entertainment, connectivity, health, cybersecurity, and martech. The Company’s Digital Media business specializes in the technology, shopping, gaming and entertainment, connectivity, and healthcare markets, offering content, tools, and services to consumers and businesses. The Company’s Cybersecurity and Martech business provides cloud-based subscription services to consumers and businesses including cybersecurity, privacy, and marketing technology.
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
On October 7, 2021, Consensus paid Ziff Davis approximately $259.1 million of cash in a distribution that was anticipated to be tax-free provided certain requirements were met, and issued $500.0 million of senior notes due 2028 to Ziff Davis, which Ziff Davis then exchanged with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, for the extinguishment of indebtedness outstanding under the Bridge Loan Facility. Refer to Note 10 — Debt for additional details. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A.
The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the cloud fax business as a discontinued operation for all periods presented. Ziff Davis did not retain a controlling interest in Consensus.
During the year ended December 31, 2022, the Company entered into a Fifth Amendment and Sixth Amendment to its

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
existing Credit Agreement, providing for the issuance of senior secured term loans under the Credit Agreement (the “Term
Loan Facilities”), in an aggregate principal amount of approximately $112.3 million. During the year ended December 31, 2022, the Company subsequently completed non-cash exchanges of 2,800,000 shares of its common stock of Consensus with the lenders under the Fifth and Sixth Amendments to settle the Company’s obligations of $112.3 million outstanding aggregate principal amount of the Term Loan Facilities plus related interest. Refer to Note 10 — Debt for additional details.
As of December 31, 2023, the Company continues to hold approximately 1.0 million shares of the common stock of Consensus. The Investment in Consensus represents the investment in equity securities for which the Company elected the fair value option and subsequent fair value changes in the Consensus shares are included in the assets of and results from continuing operations. Refer to Note 5 — Investments and Note 6 — Discontinued Operations and Dispositions for additional information.
Reclassifications
Certain prior year reported amounts have been reclassified to conform to 2023 presentation. The Company reclassified its trademarks as of December 31, 2022 from ‘other purchased intangibles’ to ‘trade names and trademarks’ to conform to current period presentation. The trademarks totaled $54.8 million of carrying value as of December 31, 2022. Refer to Note 9 — Goodwill and Intangible Assets for additional information.
Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the Company purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.
Allowances for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as a reduction to accounts receivable. Changes in the allowance are classified as ‘General, administrative, and other related costs’ in the Consolidated Statements of Operations. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.
The rollforward of allowance for credit losses on Accounts receivable, net is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$6,868	$9,811	$11,552
Increases (decreases) to bad debt expense	2,809	(255)	3,107
Write-offs, net of recoveries	(2,806)	(2,688)	(4,848)
Ending balance	$6,871	$6,868	$9,811
Investments
The Company accounts for its investments in debt securities in accordance with ASC Topic 320, Investments — Debt Securities (“ASC 320”). The Company’s available-for-sale debt securities are carried at an estimated fair value with any unrealized gains or losses, net of taxes, included in accumulated other comprehensive loss on our Consolidated Balance Sheets. All debt securities are accounted for on a specific identification basis. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in loss on investments, net on our Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in accumulated comprehensive loss on our Consolidated Balance Sheets.
The Company accounts for its investments in equity securities in accordance with ASC Topic 321, Investments — Equity Securities (“ASC 321”) which requires the accounting for equity investments, other than those accounted for under the equity method of accounting, generally be measured at fair value for equity securities with readily determinable fair values. Equity securities without a readily determinable fair value, which are not accounted for under the equity method of accounting, are measured at their cost, less impairment, if any, and adjusted for observable price changes arising from orderly transactions

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
in the same or similar investment from the same issuer. Any unrealized gains or losses will be reported within earnings on our Consolidated Statements of Operations.
The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. Refer to Note 5 — Investments for additional information.
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
Concentration of Credit Risk
The Company primarily invests its cash, cash equivalents, and marketable securities with major financial institutions primarily within the United States, Canada, United Kingdom, and the European Union. These investments are made in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs, and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. As of December 31, 2023, the Company’s cash and cash equivalents that were maintained in demand deposit accounts in qualifying financial institutions are insured up to the limit determined by the applicable governmental agency.
Variable Interest Entities (“VIE”s)
A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates its investments in entities in which it is involved to determine if the entity is a VIE and if so, whether it holds a variable interest and is the primary beneficiary. The Company has determined that it holds a variable interest in its investment as a limited partner in the OCV Fund I, LP (“OCV Fund”, “OCV” or the “Fund”), as well as, another independent corporation. The Company has concluded that it will not consolidate OCV, as it is not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting (see Note 5 — Investments).
OCV qualifies as an investment company under ASC Topic 946, Financial Services, Investment Companies (“ASC 946”). Under ASC Topic 323, Investments — Equity Method and Joint Ventures, an investor that holds investments that qualify for specialized industry accounting for investment companies in accordance with ASC 946 should record its share of the earnings or losses, realized or unrealized, as reported by its equity method investees in the Consolidated Statements of Operations.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is recorded in direct costs and general, administrative, and other related costs on the Consolidated Statements of Operations based on the function the underlying asset supports. The estimated useful lives of property and equipment range from one to ten years. Fixtures, which are comprised primarily of leasehold improvements are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal-use software and website development costs which are included in property and equipment and depreciated using a straight-line method over the estimated useful life which is typically three years.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of future payments. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. There are lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
Impairment or Disposal of Long-Lived Assets
The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets, and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.
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
Business Combinations and Valuation of Goodwill and Intangible Assets
The Company applies the acquisition method of accounting for business combinations in accordance with GAAP and uses estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, future revenue growth rates, gross and operating margins, customer attrition rates, royalty rates, discount rates, and terminal growth rate assumptions. The Company uses established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company tests goodwill for impairment annually on October 1st at the reporting unit level, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company’s Digital Media reportable segment is comprised of seven reporting units and the Cybersecurity and Martech reportable segment is comprised of two reporting units.
Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks, trade names, and other intangible assets, including developed technologies. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names, and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Trade names and trademarks are generally amortized on a straight-line basis with an estimated useful life ranging from two to twenty years. The Company amortizes customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed with useful lives ranging from three to sixteen years. This pattern results in more amortization expense being recognized earlier in the useful life. Other intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to ten years. Amortization expense of definite-lived intangibles assets is included in general, administrative, and other related costs on the Consolidated Statements of Operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic 350, Intangibles— Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then it performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using a mix of an income approach and a market approach. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. During the years ended December 31, 2023, 2022, and 2021 the Company recorded a goodwill impairment of $56.9 million, $27.4 million, and $32.6 million, respectively. Refer to Note 9 — Goodwill and Intangible Assets for additional details.
The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2021 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific factors. The Company concluded that there were no impairments in 2021. The Company did not perform an assessment in 2022 and 2023, as there were no intangible assets with indefinite lives during 2022 and 2023.
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
The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior amounts. Changes in the estimated fair value of its contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in general, administrative, and other related costs on our Consolidated Statements of Operations.
Debt Issuance Costs and Debt Discount
The Company capitalizes costs incurred with borrowing and issuance of debt securities and records debt issuance costs and discounts as a reduction to the debt amount. These costs and discounts are amortized and included in interest expense over the life of the borrowing using the effective interest method.
In August 2020, the FASB issued ASU 2020-06. The provisions of this update simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt — Debt with Conversion and Other Options, for convertible instruments. The convertible debt instruments are be accounted for as a single liability at the amortized cost if separation is no longer required unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported noncash interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities. Similarly, the debt discount, which is equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. Additionally, ASU 2020-06 requires the use of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which includes the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The cumulative effect of the changes made on the Consolidated Balance Sheet upon this adoption increased the carrying amount of the 1.75% Convertible Notes (as defined in Note 10 — Debt below) by approximately $85.9 million, increased retained earnings by approximately $23.4 million, reduced deferred tax liabilities by approximately $21.2 million and reduced additional paid-in capital by approximately $88.1 million.
Revenue Recognition
The Company recognizes revenue when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Refer to Note 3 — Revenues for additional details.
Share-Based Compensation
The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires compensation cost, measured at the grant date fair value, to be recognized over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate, and award cancellation rate. Certain of these inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, the Company may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The amount of share-based compensation expense recognized in the Consolidated Statements of Operations is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest.
Research, Development, and Engineering
Research, development, and engineering costs are expensed as incurred. Costs for software development incurred during the application development stage are capitalized and amortized over their estimated useful lives. Research, development, and engineering expenditures were $68.9 million, $74.1 million, and $78.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Advertising Costs
The Company incurs external advertising costs to promote its brands. These costs primarily consist of expenses related to digital advertising on websites and apps of third parties, creative services, trade shows and similar events, marketing expenses, and marketing intelligence expenses. Advertising costs are expensed as incurred. For the years ended December 31, 2023, 2022, and 2021 external advertising costs were $120.8 million, $128.8 million, and $143.5 million, respectively.
Foreign Currency
Most of the Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Net translation income (loss) was $13.7 million, $(32.5) million, and $(21.3) million for the years ended December 31, 2023, 2022, and 2021, respectively. Realized gains and losses from foreign currency transactions are recognized within ‘Other income (loss), net’ on our Consolidated Statements of Operations. Foreign exchange (losses) gains amounted to $(3.9) million, $8.2 million, and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
On January 1, 2022, the Company adopted ASU 2020-06using the modified retrospective method. Following this adoption, the Company applies the if-converted method for the diluted net income per share calculation of convertible debt instruments. Prior to the adoption, the Company used the treasury stock method when calculating the potential dilutive effect of convertible debt instruments.
Share Repurchases
The Company accounts for share repurchases on a trade date basis by allocating cost in excess of par value between retained earnings and additional paid-in capital. The repurchased shares are constructively retired and returned to an authorized but unissued status. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a 1.0% excise tax on share repurchases made after December 31, 2022. As a result, the Company accrued excise tax in connection with the share repurchases it completed during year ended December 31, 2023.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Company has two reportable segments: (i) Digital Media and (ii) Cybersecurity and Martech. Refer to Note 18 — Segment Information for additional detail.
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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC's existing disclosure requirements and entities required to file/furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for which each amendment will be the date on the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, amendments will be effective two years later. We are currently evaluating the impact the adoption of this update will have on our consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the impact of these provisions and expect to adopt them for the year ended December 31, 2024.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the update require public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than 5% of the amount computed by multiplying pretax income by statutory income tax rate. The amendments also require that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid. The amendments eliminate some of the previously required disclosures for all entities relating to estimates of the change in unrecognized tax benefits reasonably possible within twelve months. The amendments in this update are effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.
3.    Revenues
Digital Media
Digital Media revenues are earned primarily from the delivery of advertising services, licensing, and subscriptions to services and information.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Advertising
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
The Digital Media business also generates revenue from marketing, performance marketing, and production services. Such revenues are generally recognized over the period in which the products or services are delivered.
Subscription and Licensing
Revenue from subscriptions is earned through the granting of access to, or delivery of, data products or services to customers. Subscriptions cover video games and related content, health information, data, and other copyrighted material. Revenues are also earned from listing fees, subscriptions to online publications, and from other sources. Subscription revenues are primarily recognized over the contract term. Revenues related to the provision of access to historical data for certain services are recorded at the time of delivery.
The Digital Media business also generates revenues through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise and may include logos, editorial reviews, or other copyrighted material that represent symbolic intellectual property, as defined in ASC 606, Revenue from Contracts with Customers. Revenues under such license agreements are generally recognized over the contract term. In instances when technology assets in the form of functional intellectual property are licensed to our clients, revenues from the license of these assets are recognized at a point in time.
Digital Media subscription and licensing revenues include revenues from transactions involving the sale of perpetual software licenses, related software support, and maintenance. Revenue is recognized for software transactions with multiple performance obligations after (i) the contract has been approved and we are committed to perform the respective obligations and (ii) we can identify and quantify each obligation and its respective selling price. Once the respective performance obligations have been identified and quantified, revenue will be recognized when the obligations are met, either over time or at a point in time, depending on the nature of the obligation.
Revenues from software license performance obligations are generally recognized upfront at the point in time that the software is made available to the customer for download and use. Revenues from related software support and maintenance are generally recognized ratably over the contractual period, because technical support, unspecified software product upgrades, maintenance releases, and patches are provided to customers on an as needed basis and they are available during the term of the support period. We are obligated to make the support services available continuously throughout the contract period.
Other
Other revenues primarily include those from the sale of hardware used in conjunction with software described above, online course revenue, and game publishing revenue. Hardware product and related software performance obligations, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a bundled performance obligation. The revenues for this bundled performance obligation are generally recognized at the point in time that the hardware and software products are delivered and ownership is transferred to the customer.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Principal vs. Agent
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The Company records revenue on a gross basis with respect to revenue generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites, or on unaffiliated advertising networks; (ii) through the Company’s lead-generation business; and (iii) through the Company’s subscriptions, including the resale of various third-party solutions, primarily through its email security line of business. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party platforms, primarily related to the transfer of functional intellectual property.
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands).

	Year ended December 31,
Digital Media	2023	2022	2021
Advertising	$747,254	$788,135	$838,075
Subscription and licensing	283,473	244,694	197,354
Other	42,244	46,343	33,871
Total Digital Media revenues	$1,072,971	$1,079,172	$1,069,300

Cybersecurity and Martech
Subscription	$291,209	$312,626	$348,611
Total Cybersecurity and Martech revenues	$291,209	$312,626	$348,611

Corporate	$—	$—	$—
Elimination of inter-segment revenues	(152)	(801)	(1,189)
Total Revenues	$1,364,028	$1,390,997	$1,416,722
The Company recorded $160.1 million and $174.7 million of revenue for the years ended December 31, 2023 and 2022, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
As of December 31, 2023 and 2022, the Company acquired $0.7 million and $21.5 million, respectively, of deferred revenue in connection with the Company’s business acquisitions, which are subject to purchase accounting adjustments, as appropriate. Refer to Note 4 — Business Acquisitions for additional details.
Performance Obligations
The Company is a party to multiple concurrent contracts with the same customer, or a party related to that customer. Some situations may require judgment to determine if those arrangements should be accounted for as a single contract. Consideration of both the form and the substance of the arrangement is required. The Company’s contracts with customers may include multiple performance obligations, including contracts when advertising and licensing services are sold together.
The Company determines the transaction price based on the amount to which the Company expects to be entitled in exchange for services provided. The Company includes any fixed consideration within its contracts as part of the total transaction price. The Company’s contracts occasionally contain some component of variable consideration, such as commissions that are recognized in the period of the commissionable event. The Company does not include in the transaction price taxes assessed by a governmental authority that are (i) both imposed on and concurrent with a specific revenue-producing transaction and (ii) collected by us from the customer. Due to the nature of the services provided, there are no obligations for returns.
The Company satisfies its performance obligations upon delivery of services to its customers. Within the Digital Media business, the Company provides content to its advertising partners which the Company sells to its partners’ customer base and receives a revenue share based on the terms of the agreement.

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
Revenue is recognized based on delivery of services over the contract period for advertising and on a straight-line basis or units of output basis over the contract period for subscriptions. The Company believes that the methods described are a faithful depiction of the transfer of goods and services.
The Digital Media business also has licensing arrangements that have standalone functionality. As a result, they are considered to be functional intellectual property where the performance obligations are satisfied at a point in time.
Our Cybersecurity and Martech business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:
•Voice, email marketing and search engine optimization as services are delivered
•Consumer privacy services and data backup capabilities are provided
•Security solutions, including email and endpoint are provided
•Faxing capabilities are provided (included in discontinued operations through October 7, 2021)
The Company has concluded the best measure of progress toward the complete satisfaction of the performance obligation is a time-based measure. The Company recognizes revenue on a straight-line basis throughout the subscription period, or as usage occurs for services outside of the subscription, and believes that the method used is a faithful depiction of the transfer of goods and services.
Transaction Price Allocation to Future Performance Obligations
As of December 31, 2023, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $48.7 million and is expected to be recognized as follows: 73% by December 31, 2024 and 27% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
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
In addition, the Company partners with various affiliates in order to generate a portion of its revenue for certain lines of business. The commissions earned by the Company’s affiliates are incentive based and are paid on the acquisition of new customers in a given period. For those customers with amortization periods determined to be greater than one year, the Company capitalizes and amortizes the incentive over the period of benefit. As of December 31, 2023 and 2022, the Company capitalized approximately $14.9 million and $8.0 million, respectively, related to these costs and they are included in ‘Prepaid expenses and other current assets’ and ‘Other assets’ in the Consolidated Balance Sheets. During the years ended December 31, 2023, 2022, and 2021, the Company recognized expense of $12.9 million, $15.4 million, and $18.0 million respectively, related to the amortization of capitalized costs to obtain a contract with a customer.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
2023 Acquisitions
The Company completed two immaterial acquisitions during the year ended December 31, 2023, paying the purchase price in cash in each transaction.
The Consolidated Statement of Operations since the date of each acquisition and the balance sheet as of December 31, 2023, reflect the results of operations of all 2023 acquisitions.
Goodwill recognized associated with these acquisitions during the year ended December 31, 2023 was $6.5 million, all of which is expected to be deductible for income tax purposes. Approximately $7.2 million of definite-lived intangibles were recorded in connection with the acquisitions during the year ended December 31, 2023.
During the year ended December 31, 2023, the Company recorded adjustments to the initial working capital and to the purchase accounting of certain prior period acquisitions due to the finalization of prior period acquisitions in the Digital Media business which resulted in a net decrease in goodwill of $0.1 million.
2022 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2022, paying the purchase price in cash in each transaction: (a) a purchase of 100% of equity interests of Lifecycle Marketing Group Limited, acquired on January 21, 2022, a United Kingdom-based portfolio of pregnancy and parenting brands, including Emma’s Diary and Health Professional Academy, reported within our Digital Media segment; (b) a purchase of 100% of equity interests of FitNow, Inc., acquired on June 2, 2022, a Massachusetts-based provider of weight loss products and support, reported within our Digital Media segment; and (c) four other immaterial Digital Media acquisitions.
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
The fair value of the assets acquired includes accounts receivable of $7.4 million, all of which was expected to be collectible. The Company did not acquire any other classes of receivables as a result of its acquisitions.
Goodwill recognized associated with these acquisitions during the year ended December 31, 2022 is $95.7 million, of which $1.2 million is expected to be deductible for income tax purposes.
During the year ended December 31, 2022, the purchase price accounting was finalized for the following 2021 acquisitions: DailyOM, SEOmoz, Solutelia, LLC, Arthur L. Davis Publishing and four other immaterial Digital Media and Cybersecurity and Martech acquired business. During the year ended December 31, 2022, the Company recorded adjustments to the initial working capital and to the purchase accounting of prior period acquisitions due to the finalization of certain prior period acquisitions in the Digital Media business. These measurement period adjustments resulted in a net increase in goodwill of $4.5 million, which included a $3.2 million increase in connection with the unfavorable contract liability for an acquired contract. The unfavorable contract liability was expected to be accreted over 3 years as of December 31, 2022. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting of certain prior period acquisitions in the Cybersecurity and Martech businesses which resulted in a net decrease in goodwill of $0.1 million. Such adjustments had an immaterial impact on the amortization expense within the Consolidated Statements of Operations for the year ended December 31, 2022. Refer to Note 9 — Goodwill and Intangible Assets for additional information.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
2021 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2021, paying the purchase price in cash in each transaction: (a) an asset purchase of DailyOM, acquired on April 30, 2021, a California-based provider of health and wellness digital media, content, and learning business; (b) a share purchase of SEOmoz, acquired on June 4, 2021, a Seattle-based provider of search engine optimization (“SEO”) solutions; (c) an asset purchase of Solutelia, LLC, acquired on July 15, 2021, a Colorado-based on-demand wireless telecommunications network monitoring and analysis, testing and optimization software business and related wireless telecommunications engineering services business; (d) a stock purchase of Arthur L. Davis Publishing, acquired on September 23, 2021, an Iowa-based digital nursing publication; (e) a stock purchase of Root Wireless, Inc. acquired on December 13, 2021, a Washington-based mobile analytics firm; and (f) four other immaterial Digital Media acquisitions.
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
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2021 acquisitions as if each acquisition had occurred on January 1, 2021 (in thousands, except per share amounts):

Year ended
December 31, 2021
(unaudited)
Revenues	$1,482,323
Net income from continuing operations	$416,348
Income per common share from continuing operations - Basic	$9.06
Income per common share from continuing operations - Diluted	$8.69

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
Unaudited Pro Forma Financial Information for SEOmoz Acquisition
The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired business been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from this business acquisition had it occurred on January 1, 2021. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the SEOmoz acquisition, net of the related tax effects.
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and SEOmoz as if the acquisition had occurred on January 1, 2021 (in thousands, except per share amounts):

Year ended
December 31, 2021
(unaudited)
Revenues	$1,438,099
Net income from continuing operations	$406,281
Income per common share from continuing operations - Basic	$8.84
Income per common share from continuing operations - Diluted	$8.48

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Deferred Acquisition Payments
As of December 31, 2023, future payments associated with contractual obligations for holdback payments in connection with all business acquisitions are as follows (in thousands):

Fiscal Year:
2024	$12,483
2025	212
$12,695
5.Investments
Investments consist of equity and debt securities.
Investment in equity securities
Following the Separation, the Company retained shares of publicly traded common stock of Consensus. As of December 31, 2023 and December 31, 2022, the Company held approximately 1.0 million and 1.1 million shares, respectively, of the common stock of Consensus. As of December 31, 2023 and December 31, 2022, the carrying value of the investment in Consensus was $27.1 million and $58.4 million, respectively, and is included in ‘Short-term investments’ on the Consolidated Balance Sheets. The Company accounts for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses are recognized in earnings.
During the year ended December 31, 2022, the Company completed the non-cash tax-free debt-for-equity exchanges of 2,800,000 shares of its common stock of Consensus for the extinguishment of $112.3 million of principal of the Company’s Term Loan Facilities (as defined in Note 10 — Debt), and related interest. During the years ended December 31, 2023 and December 31, 2022, the Company sold 52,393 shares and 73,919 shares, respectively, of common stock of Consensus in the open market.
Losses on equity securities recorded in ‘Unrealized (loss) gain on short-term investments held at the reporting date, net’ in the Consolidated Statements of Operations consisted of the following (in thousands):

	Year ended December 31,
	2023	2022
Net losses during the period	$(28,138)	$(53,888)
Less: gain (loss) on securities sold during the period	357	(46,743)
Unrealized loss recognized during the period on short-term investments held at the reporting date	$(28,495)	$(7,145)
On July 31, 2023, the Company entered into an agreement to purchase $25.0 million of equity in Xyla, Inc. for a minority ownership stake. This minority investment was made in the form of cash and shares of the Company’s common stock. The Company accounts for its investment in Xyla as an equity investment without a readily determinable fair value measured under the measurement alternative in accordance with ASC Topic 321, Investments - Equity Securities. As of December 31, 2023, the investment in Xyla has a carrying value of $25.3 million, including transaction costs, and is included in ‘Long-term investments’ in the Consolidated Balance Sheets.
Prior to December 31, 2021, the Company owned certain equity securities without a readily determinable fair value, which it received as part of the consideration for the sale of a subsidiary in 2017. These securities were privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The Company elected to measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company made a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that were known and could be reasonably known. Any changes in the carrying value of the equity securities were reported in current earnings as Loss on investment, net. During the year ended December 31, 2021, the Company recorded a $16.7 million impairment loss on investments related to a decline in value due to a sales transaction of an investee. The Company subsequently sold its remaining investments in these securities with proceeds of $14.3 million and a realized loss of approximately $0.3 million. As of December 31, 2021 cumulative impairment losses on these securities were $40.5 million.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Investment in corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million. On May 19, 2023, the Company entered into the Note Amendment Agreement (the “Amendment”) with respect to the same entity. The Amendment increased the interest rate on the convertible notes to 6%, extended the maturity date, and subordinated all existing and future obligations, liabilities, and indebtedness of the entity to the entity’s senior creditor, as defined in the Amendment. This investment is included in ‘Long-term investments’ in the Consolidated Balance Sheets and is classified as available-for-sale. The investment was initially measured at its transaction price and subsequently remeasured at fair value, with unrealized gains and losses reported as a component of other comprehensive income.
As of December 31, 2023, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $15.7 million, with a contractual maturity date that was more than one year but less than five years. As of December 31, 2022, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $15.6 million, with a contractual maturity date that was more than one year but less than five years. Cumulative gross unrealized gains on investment in corporate debt securities as of December 31, 2023 and 2022 was approximately $0.7 million and $0.6 million, respectively.
There were no investments in an unrealized loss position as of December 31, 2023 or December 31, 2022.
During the years ended December 31, 2023, 2022, and 2021, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
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
During the years ended December 31, 2023, 2022, and 2021, the Company recognized (loss) income from equity method investment, net of $(9.3) million, $(7.7) million, and $35.8 million, net of tax expense (benefit), respectively. The gains and losses in the years presented were primarily the result of gains and losses in the underlying investments.
As of December 31, 2023, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $99.9 million. As of December 31, 2022, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $112.3 million. These equity securities are included within ‘Long-term investments’ in the Consolidated Balance Sheets.
As a limited partner, the Company’s maximum exposure to loss is limited to its proportional ownership in the partnership. In addition, the Company is not required to contribute any further capital. Finally, there are no call or put options, or other types of arrangements, which limit the Company’s ability to participate in losses and returns of the OCV Fund.
6.Discontinued Operations and Dispositions
Consensus Spin-Off
As further described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, on October 7, 2021, the Separation of the cloud fax business was completed. No gain or loss was recorded on the Separation in the Consolidated Statements of Operations.
On October 7, 2021, Consensus paid Ziff Davis approximately $259.1 million of cash in a distribution that is anticipated to be tax-free provided certain requirements are met, and issued $500.0 million of senior notes due 2028 to Ziff Davis, which Ziff Davis then exchanged such notes with the lenders under the Credit Agreement and Credit Agreement Amendments by and among the subsidiaries of Ziff Davis party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A. and MUFG Union Bank, N.A., as administrative agent for the lenders, in exchange for extinguishment of indebtedness outstanding under the Bridge Loan Facility. Refer to Note 10 — Debt for additional details. Such lenders or their affiliates agreed to resell the 2028 notes to qualified institutional buyers in the United States pursuant to Rule 144A. The Company incurred a net loss on extinguishment of debt principal outstanding on the Bridge Loan Facility of approximately $8.8 million, which is recorded within ‘Gain (loss) on debt extinguishment, net’ component of ‘(Loss) income from discontinued operations, net of income taxes’ within the Consolidated Statements of Operations for the year ended December 31, 2021 (see note 10 — Debt). The divestiture of the cloud fax business was determined to qualify for US Federal tax-free treatment under certain sections of the Internal Revenue Code based on various facts and assumptions, as well as certain representations, statements and undertakings of Ziff Davis and Consensus being accurate and/or complete.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The accounting requirements for reporting the Company’s cloud fax business as a discontinued operation were met when the Separation was completed as the Separation constituted a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, the consolidated financial statements reflect the results of the cloud fax business as a discontinued operation for the years ended December 31, 2022 and 2021. The Consolidated Balance Sheets and Consolidated Statements of Operations report discontinued operations separate from continuing operations. The Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, including Note 19 — Supplemental Cash Flow Information, and Consolidated Statements of Stockholders’ Equity combine continuing and discontinued operations.
The key components of cash flows from discontinued operations were as follows (in thousands):

Year ended
December 31, 2021
Capital expenditures	$15,252
Depreciation and amortization	$9,010
Loss on debt extinguishment	$8,750
Deferred taxes	$8,015
In preparation for and executing the Separation, the Company incurred $11.6 million, net of reimbursement from Consensus, in transaction-related costs including legal and accounting fees during the year ended December 31, 2021, which were recorded in ‘General, administrative, and other related costs’ component of ‘(Loss) income from discontinued operations, net of income taxes’ within the Consolidated Statement of Operations. These transaction costs primarily related to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax, and legal functions.
In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, which are further discussed in Note 21 — Related Party Transactions. Further, certain of the Company’s management and members of its board of directors resigned from the Company as of the Distribution Date and joined Consensus.
The Company made an accounting policy election not to allocate interest to discontinued operations. Interest expense included in discontinued operations relates to the 6.0% Senior Notes (as defined in Note 10 — Debt) issued by J2 Cloud Services, LLC and the Bridge Loan Facility (as defined in Note 10 — Debt), which was required to be repaid as part of the Separation.
During the year ended December 31, 2022, the Company recorded $1.7 million in income tax expense within ‘(Loss) income from discontinued operations, net of income taxes’ within the Consolidated Statement of Operations related to the finalization of state tax returns related to the Separation.
The key components of income from discontinued operations were as follows (in thousands):

	Year ended December 31,
	2022	2021
Revenues	$—	$270,248
Direct costs	—	(44,306)
Sales and marketing	—	(40,980)
Research, development and engineering	—	(5,814)
General, administrative, and other related costs	—	(39,279)
Interest expense and other	—	(13,856)
Income before income taxes	—	126,013
Income tax expense	(1,709)	(30,694)
(Loss) income from discontinued operations, net of income taxes	$(1,709)	$95,319
B2B Back-up and Voice Asset Sales
The Company completed the following dispositions that did not meet the criteria for discontinued operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
During the year ended December 31, 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. Such assets were recorded within the Cybersecurity and Martech reportable segment. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. The total gain recognized on the sale of these Voice assets was $2.8 million, which is presented in ‘Loss on sale of businesses’ on the Consolidated Statement of Operations in the year ended December 31, 2021.
During the year ended December 31, 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. The B2B Backup business met the held for sale criteria, and accordingly, the assets and liabilities were presented as held for sale on the Consolidated Statement Balance Sheets at March 31, 2021 and June 30, 2021. The business was recorded within the Cybersecurity and Martech reportable segment. During the second quarter of 2021, the Company received an offer to purchase the B2B Backup business and management determined that the fair value of the business less cost to sell was lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million during the year ended December 31, 2021, which is presented in ‘Goodwill impairment on business’ on the Consolidated Statement of Operations. Refer to Note 9 — Goodwill and Intangible Assets. On September 17, 2021, in a cash transaction, the Company sold the B2B Backup business. The total loss recognized on the sale of the B2B Backup business was $24.6 million, which is presented in ‘Loss on sale of businesses’ on the Consolidated Statement of Operations in the year ended December 31, 2021.
7.Fair Value Measurements
The Company complies with the provisions of ASC 820, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

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
The Investment in Consensus is an investment in equity securities for which the Company elected the fair value option, and the fair value of the Investment in Consensus and subsequent fair value changes are included in our assets of and results from continuing operations, respectively. At December 31, 2023 and 2022, our investment in Consensus common stock was remeasured at fair value based on Consensus’ closing stock price, with unrealized (losses) gains of $(28.5) million and $(7.1) million, respectively, recorded in the Consolidated Statement of Operations and a balance of $27.1 million and $58.4 million, respectively, in the Consolidated Balance Sheet. The fair value of the investment in Consensus is determined using the quoted market prices, which is a Level 1 input.
The Company has investment in a corporate debt security that does not have a readily determinable fair value because the acquired securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The investment in corporate debt securities is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt securities is determined primarily based on estimates and assumptions, including Level 3 inputs. As of December 31, 2023 and 2022, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 13% and 14%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of approximately one to three years, depending on the probability scenario, as of December 31, 2023 and approximately one-year as of December 31, 2022.
The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
supported by market activity. The valuation approaches used to value Level 3 investments considers unobservable inputs in the market such as time to liquidity, volatility, dividend yield, and breakpoints. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.
As of December 31, 2023 and 2022, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$340,928	$—	$—	$340,928	$340,928
Short-term investments:
Consensus common stock	27,109	—	—	$27,109	27,109
Long-term investments:
Investment in corporate debt securities	—	—	15,699	15,699	15,699
Total assets measured at fair value	$368,037	$—	$15,699	$383,736	$383,736

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834

December 31, 2022	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$312,010	$—	$—	$312,010	$312,010
Short-term investments:
Consensus common stock	58,421	—	—	$58,421	$58,421
Long-term investments:
Investment in corporate debt securities	—	—	15,586	15,586	15,586
Total assets measured at fair value	$370,431	$—	$15,586	$386,017	$386,017

Liabilities:
Contingent consideration	$—	$—	$555	$555	$555
Total liabilities measured at fair value	$—	$—	$555	$555	$555
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the year ended December 31, 2023 and 2022, there were no transfers that occurred between levels.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Year ended December 31,
	2023		2022
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$555	$15,586	$5,775	$—
Fair value at date of acquisition	2,834	—	555	15,000
Fair value adjustments (1)	(200)	113	(2,575)	586
Payments	(355)	—	(3,200)	—
Balance as of December 31	$2,834	$15,699	$555	$15,586

(1)The fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General, administrative, and other related costs’ on the Consolidated Statements of Operations during the year ended December 31, 2023 and 2022. The fair value adjustments to the corporate debt securities in the table above were recorded within ‘Change in fair value on available-for-sale investments, net’ on the Consolidated Statements of Comprehensive Income during the year ended December 31, 2023 and 2022.
Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value only when an impairment is recognized. The Company’s financial assets, comprised of equity securities without readily determinable fair value, are adjusted to fair value when observable price changes are identified or due to impairment. Such fair value measurements are based predominately on Level 3 inputs. See Note 2 — Basis of Presentation for further information on intangible assets and right-of-use assets impairment charges recorded in the years ended December 31, 2023, 2022, and 2021. See Note 9 — Goodwill and Intangible Assets for further information on a goodwill impairment charges recorded in the years ended December 31, 2023, 2022, and 2021.
Other Fair Value Disclosures
The fair value of the Company’s 4.625% Senior Notes and 1.75% Convertible Notes (as defined in Note 10 — Debt) was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 1 inputs. If such information is not available for the 1.75% Convertible Notes, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature.
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	Year ended December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$456,796	$405,408	$456,400	$390,908
1.75% Convertible Notes	$544,516	$519,492	$542,653	$548,411

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
8.Property and Equipment
Property and equipment, stated at cost, consists of the following (in thousands):

	December 31,
	2023	2022
Computer hardware, software and related equipment	$502,564	$424,275
Furniture and equipment	2,836	881
Leasehold improvements	9,784	8,614
	515,184	433,770
Less: Accumulated depreciation and amortization	(327,015)	(255,586)
Total property and equipment, net	$188,169	$178,184
Depreciation expense was $92.1 million, $76.7 million, and $63.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Total disposals of property and equipment, net was $0.0 million, $0.2 million, and $11.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
9.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2022	$996,659	$534,796	$1,531,455
Goodwill acquired (Note 4)	95,737	—	95,737
Goodwill impairment	(27,369)	—	(27,369)
Purchase accounting adjustments (1)	4,475	(137)	4,338
Foreign exchange translation	(3,513)	(9,174)	(12,687)
Balance as of December 31, 2022	$1,065,989	$525,485	$1,591,474
Goodwill acquired (Note 4)	6,451	—	6,451
Goodwill impairment	(56,850)	—	(56,850)
Purchase accounting adjustments (1)	(72)	—	(72)
Foreign exchange translation	1,362	3,700	5,062
Balance as of December 31, 2023	$1,016,880	$529,185	$1,546,065

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 — Business Acquisitions).
During the years ended December 31, 2023 and 2022, the Company reassessed the fair value of certain reporting units within the Digital Media reportable segment as a result of a forecasted reduction in revenue and profitability in those reporting units, as well as an increase in interest rates and market volatility that would affect the Company’s assumptions on its discount rate. Based on the quantitative fair value test in each period, the carrying value of the reporting unit that was tested exceeded its fair value, and the Company recorded an impairment of approximately $56.9 million during the year ended December 31, 2023, and approximately $27.4 million during the year ended December 31, 2022. Following the impairment during the year ended December 31, 2023, there was no excess of fair value over the carrying value at the reporting unit, so any further decrease in estimated fair value that exceeds the carrying value, would result in an additional impairment charge to goodwill. As of December 31, 2023, this reporting unit had goodwill of approximately $79.2 million. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors, and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

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
Goodwill as of December 31, 2023 and 2022 reflects accumulated impairment losses of $84.2 million and $27.4 million, respectively, in the Digital Media reportable segment.
Intangible Assets Subject to Amortization
As of December 31, 2023, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$347,895	$192,111	$155,784
Customer relationships	692,634	555,384	137,250
Other purchased intangibles	379,703	347,331	32,372
Total	$1,420,232	$1,094,826	$325,406
As of December 31, 2022, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks(1)	$360,170	$169,150	$191,020
Customer relationships	687,798	479,741	208,057
Other purchased intangibles(1)	383,417	319,679	63,738
Total	$1,431,385	$968,570	$462,815

(1)The Company reclassified its trademarks as of December 31, 2022 from ‘other purchased intangibles’ to ‘trade names and trademarks’ to conform to current period presentation. The trademarks totaled $54.8 million of carrying value as of December 31, 2022 ($98.5 million of historical cost and $43.7 million of accumulated amortization).

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Expected amortization expenses for intangible assets subject to amortization at December 31, 2023 are as follows (in thousands):

Fiscal Year:
2024	$90,774
2025	71,314
2026	56,952
2027	42,989
2028	21,421
Thereafter	41,956
Total expected amortization expense	$325,406
Amortization expense, included in ‘General, administrative, and other related costs’ on our Consolidated Statements of Operations was approximately $144.9 million, $156.7 million, and $185.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
10.    Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2023	2022
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	550,000	550,000
Total Notes	1,010,038	1,010,038
Credit Agreement	—	—
Less: Unamortized discount	(2,463)	(2,764)
Deferred issuance costs	(6,263)	(8,221)
Total long-term debt	1,001,312	999,053
At December 31, 2023, future principal and interest payments for debt are as follows (in thousands):

	Principal	Interest
2024	$—	$30,902
2025	—	30,902
2026	550,000	30,902
2027	—	21,276
2028	—	21,276
Thereafter	460,038	42,554
Total	$1,010,038	$177,812
Interest expense was $41.6 million, $37.1 million, and $79.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
4.625% Senior Notes
On October 7, 2020, the Company completed the issuance and sale of $750.0 million aggregate principal amount of its 4.625% senior notes due 2030 (the “4.625% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Company received proceeds of $742.7 million after deducting the initial purchasers’ discounts, commissions and offering expenses. The net proceeds were used to redeem all of its then outstanding 6.0% Senior Notes due in 2025 and the remaining net proceeds were available for general corporate purposes which may include acquisitions and the repurchase or redemption of other outstanding indebtedness.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of December 31, 2023.
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
Cumulatively as of December 31, 2023, the Company repurchased approximately $290.0 million in aggregate principal of its 4.625% Senior Notes.
The following table provides additional information on the 4.625% Senior Notes (in thousands):

	December 31,
	2023	2022
Principal amount of 4.625% Senior Notes	$460,038	$460,038
Less: Unamortized discount	(2,463)	(2,764)
Less: Debt issuance costs	(779)	(874)
Net carrying amount of 4.625% Senior Notes	$456,796	$456,400

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table provides the components of interest expense related to 4.625% Senior Notes (in thousands):

	Year ended December 31,
	2023	2022	2021
Coupon interest expense	$21,159	$24,500	$33,899
Non-cash amortization of discount on 4.625% Senior Notes	301	333	529
Amortization of debt issuance costs	95	109	66
Total interest expense related to 4.625% Senior Notes	$21,555	$24,942	$34,494

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
In connection with the Separation, the Company redeemed in full all of its outstanding 3.25% Convertible Notes. During the year ended December 31, 2021, the Company satisfied its conversion obligation by paying the principal of $402.4 million in cash and issued 3,050,850 shares of the Company’s common stock. Refer to Note 14 — Stockholders’ Equity for additional details. The redemption of the liability component of the 3.25% Convertible Notes, resulted in a gain of approximately $2.8 million during the year ended December 31, 2021 within ‘Gain (loss) on debt extinguishment, net’ on our Consolidated Statement of Operations. The reacquisition of the equity component of the 3.25% Convertible Notes resulted in a reduction of stockholders’ equity of approximately $390.5 million, net of tax.
The following table provides the components of interest expense related to the 3.25% Convertible Notes (in thousands):

Year ended
December 31, 2021
Coupon interest expense	$5,994
Non-cash amortization of discount on 3.25% Convertible Notes	4,645
Amortization of debt issuance costs	855
Total interest expense related to 3.25% Convertible Notes	$11,494
No changes in fair value associated with the contingent interest feature of the 3.25% Convertible Notes in interest expense were recorded for the years ended December 31, 2021.
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
Under certain conditions set forth in the indenture, the 1.75% Convertible Notes bear additional interest of 0.50% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. During the year ended December 31, 2023, the Company recorded $7.7 million of interest expense related to the 1.75% Convertible Notes for such additional interest. The Company paid $7.0 million of this interest obligation to the trustee under the indenture for the 1.75% Convertible Notes in August 2023 and the remaining $0.7 million in November 2023. As of August 1, 2023, the Company has complied with the conditions set forth in the indenture. As such, the cumulative $7.7 million interest expense was non-recurring.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of December 31, 2023 and December 31, 2022, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Consolidated Balance Sheets.
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
The following table provides additional information related to the 1.75% Convertible Notes (in thousands):

	December 31,
	2023	2022
Principal amount of 1.75% Convertible Notes	$550,000	$550,000
Less: Carrying amount of debt issuance costs	(5,484)	(7,347)
Net carrying amount of 1.75% Convertible Notes	$544,516	$542,653

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Year ended December 31,
	2023 (1)	2022 (1)	2021
Coupon interest expense	$17,369	$9,776	$9,625
Non-cash amortization of discount on 1.75% Convertible Notes	—	—	15,338
Amortization of debt issuance costs	1,863	1,858	1,173
Total interest expense related to 1.75% Convertible Notes	$19,232	$11,634	$26,136

(1)On January 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective method. At the time of adoption, the Company de-recognized the remaining unamortized debt discount. No amortization of debt discount was recorded during the years ended December 31, 2023 and December 31, 2022, respectively.
Accounting for the 1.75% Convertible Notes
On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. As a result of this adoption, the Company de-recognized the remaining unamortized debt discount of $87.3 million on the 1.75% Convertible Notes and, therefore, no longer recognizes any amortization of debt discounts as interest expense.
In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million was attributable to the liability component and is being amortized, at an effective interest rate of 5.5%, to interest expense through the maturity date. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. Upon adoption of ASU 2020-06, the Company reclassified the $2.8 million from additional paid-in-capital to long-term liability and recorded a cumulative adjustment to retained earnings for amortization from the issuance date through January 1, 2022.
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
At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate” and (z) one month Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment plus 1.00% or (ii) a rate per annum equal to Term SOFR plus a credit spread adjustment, in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any Term SOFR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. The Credit Agreement is secured by an associated collateral agreement that provides for a lien on the majority of the Company’s assets and the assets of the guarantors, in each case, subject to customary exceptions. As of December 31, 2023, there were no amounts outstanding under the Credit Agreement.
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of December 31, 2023.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
On June 2, 2021, June 21, 2021, August 20, 2021 and September 16, 2021, the Company entered into First, Second, Third, and Fourth Amendments (together the “Amendments”) to the Credit Agreement, respectively. The Amendments (i) provided for the issuance of a senior secured term loan under the Credit Agreement, in an aggregate principal amount of $485.0 million (the “Bridge Loan Facility”), (ii) permitted the spin-off of the Company’s cloud fax business into a new publicly traded company, and (iii) provided for certain other changes to the Credit Agreement.
The Bridge Loan Facility bore interest at a rate per annum equal to (i) initially upon funding of the loan, either a base rate plus 2.00%, or a LIBOR rate plus 3.00%, (ii) from six months after the funding date of the Bridge Loan Facility until twelve months after the funding date of the Bridge Loan Facility, either a base rate plus 2.50%, or a LIBOR rate plus 3.50%, and (iii) from twelve months after the funding date of the Bridge Loan Facility until repayment of the Bridge Loan Facility, either a base rate plus 3.00% or a LIBOR rate plus 4.00%. The Bridge Loan Facility was to mature on the date that was 364 days after the funding date of the Bridge Loan Facility, with two automatic extensions, each for an additional three months, if SEC approval of the spin-off transaction was still outstanding. The Company was required to pay a funding fee of 0.50% of the aggregate principal amount of Bridge Loan Facility made on the funding date thereof, as well as a duration fee of 0.25% of the aggregate principal amount of outstanding Bridge Loans on the sixth month anniversary of the funding of the Bridge Loans, and a fee of 0.50% of the aggregate principal amount of outstanding Bridge Loans on each of the nine-month, twelve-month and fifteen-month anniversaries of the funding of the Bridge Loans. The Company incurred approximately $6.3 million ($5.2 million in the third quarter of 2021 and $1.1 million in the fourth quarter of 2021) in costs and interest associated with the Bridge Loan Facility recorded within ‘Interest and other expense’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statements of Operations for the year ended December 31, 2021.
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
On June 10, 2022 (the “Term Loan Funding Date”), the Company entered into a Fifth Amendment to its Credit Agreement with MUFG Union Bank, N.A, as administrative agent and collateral agent and the lenders party thereto to effectuate the debt-for-equity exchange. The Fifth Amendment to the Credit Agreement provided for the Term Loan Facility in an aggregate principal amount of $90.0 million and certain other changes to the Credit Agreement. The Term Loan Facility had a maturity date that was 60 days after the Term Loan Funding Date. The Term Loan Facility bore interest at a base rate equal to the greater of (x) the Federal Funds Effective Rate, as defined in the Credit Agreement, in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent, as defined in the Credit Agreement, as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1%, provided that the base rate for any term loan made under the Credit Agreement shall be greater of clause (x) and (y) above in each case. During June 2022, the Company borrowed approximately $90.0 million under the Term Loan Facility and completed the non-cash debt-for-equity exchange of 2,300,000 shares of its common stock of Consensus to settle its obligation of $90.0 million outstanding aggregate principal amount of the Term Loan Facility plus an immaterial amount of interest.
On September 15, 2022 (the “Term Loan Two Funding Date”), the Company entered into a Sixth Amendment to its Credit Agreement with MUFG Union Bank, N.A, as administrative agent and collateral agent and the lenders party thereto to effectuate the debt-for-equity exchange. The Sixth Amendment to the Credit Agreement provided for the Term Loan Two Facility in an aggregate principal amount of approximately $22.3 million and certain other changes to the Credit Agreement. The Term Loan Two Facility had a maturity date that was 60 days after the Term Loan Two Funding Date. The Term Loan Two Facility bore interest at a base rate equal to the greater of (x) the Federal Funds Effective Rate, as defined in the Credit Agreement, in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent, as defined in the Credit Agreement, as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1%, provided that the base rate for any term loan made under the Credit Agreement shall be greater of clause (x) and (y) above in each case. During September 2022, the Company borrowed approximately $22.3 million under the Term Loan Two Facility and completed the non-cash debt-for-equity exchange of 500,000 shares of its common stock of Consensus to settle its obligation of $22.3 million outstanding aggregate principal amount of the Term Loan Two Facility plus an immaterial amount of interest.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of December 31, 2022, the Company recorded a loss on extinguishment of debt of approximately $0.6 million, related to the debt-for-equity exchanges, which is presented within ‘Gain (loss) on debt extinguishment, net’ on our Consolidated Statements of Operations.
11.Leases
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2031. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.
During the year ended December 31, 2023, 2022, and 2021, the Company recorded impairments of $2.2 million, $1.0 million, and $12.7 million, respectively on its operating lease right of use assets within Digital Media and Cybersecurity and Martech primarily related to exiting certain lease space as the Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a “remote” or “partial remote” work model. The impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate which represent Level 3 unobservable inputs. The impairments are presented in ‘General, administrative, and other related costs’ on the Consolidated Statements of Operations.
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
Operating right-of-use assets are included in ‘Other assets’ on the Consolidated Balance Sheets. Operating lease liabilities are included in ‘Other current liabilities’ and ‘Other noncurrent liabilities’, respectively, on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2023	2022
Operating lease right-of-use assets	$24,564	$40,640

Operating lease liabilities, current	$15,801	$22,153
Operating lease liabilities, noncurrent	16,626	33,996
Total operating lease liabilities	$32,427	$56,149
The components of lease expense are as follows (in thousands):

	December 31,
	2023	2022
Operating lease cost	$15,065	$17,656
Short-term lease cost (1)	1,070	1,127
Total lease cost	$16,135	$18,783

(1)The Company made an election to account for a short-term lease payments on a straight-line basis over the term of the lease.

Other supplemental operating lease information consists of the following:

	December 31,
	2023	2022
Operating leases:
Weighted average remaining lease term	3.0 years	3.3 years
Weighted average discount rate	3.27%	3.08%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of December 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

2024	$16,950
2025	7,395
2026	4,598
2027	2,483
2028	837
Thereafter	1,839
Total lease payments	$34,102
Less: Imputed interest	1,675
Present value of operating lease liabilities	$32,427
Sublease
Total sublease income for the years ended December 31, 2023, 2022, and 2021 was $6.0 million, $6.8 million, and $2.0 million, respectively. Total estimated aggregate sublease income to be received in the future is $7.2 million.
12.Commitments and Contingencies
In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
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
On September 24, 2020, International Union of Operating Engineers of Eastern Pennsylvania and Delaware filed a lawsuit in the Delaware Court of Chancery (C.A. No. 2020-0819-VCL) asserting derivative claims for breach of fiduciary duty and related theories against directors of the Company and other third parties relating generally to the investment by the Company in OCV Fund I, L.P. (the “Chancery Court Derivative Action”). On November 17, 2020, the court entered an order allowing Orlando Police Pension Fund to intervene as a plaintiff in the case. The parties reached an agreement to settle the lawsuit, which required court approval. On July 29, 2021, the parties filed a stipulation of settlement that provided the terms of the settlement and began the settlement approval process with the court. On January 20, 2022, the Court approved the settlement. Among other terms of the settlement, no further management fees will be charged and no further capital calls will be made in connection with the Company’s investment in OCV Fund I, L.P.
On December 11, 2020, Danning Huang filed a lawsuit in the District of Delaware (20-cv-01687-LPS) asserting derivative claims against directors of the Company and other third parties. The lawsuit alleges violations of Section 14(a), Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as breach of fiduciary duty, unjust enrichment and abuse of control.
On March 24, 2021, Fritz Ringling filed a lawsuit in the District of Delaware (21-cv-00421-UNA) asserting substantially similar derivative claims, and on April 8, 2021, the district court consolidated the two actions under the caption In re J2 Global Stockholder Derivative Litigation. No.: 20-cv-01687-LPS. As part of the settlement of the Chancery Court Derivative Action described above, the Company and its directors and officers intend to defend against the remaining claims in these other actions.

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
Non-Income Related Taxes
The Company does not collect and remit sales and use, telecommunication, or similar taxes and fees in certain jurisdictions where the Company believes such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company recognizes a liability for these matters when it is probable that an obligation exists and the amount can be reasonably estimated based on all relevant information that is available at each reporting period.
The Company established reserves for these matters of $28.1 million and $25.5 million as of December 31, 2023 and 2022, respectively, which are included within ‘Accounts payable’ and ‘Other long-term liabilities’ on the Consolidated Balance Sheet. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.
13.Income Taxes
The continuing operations income tax (expense) benefit consisted of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$(29,040)	$(42,698)	$8,435
State	(8,179)	(12,184)	248
Foreign	(16,940)	(16,066)	(15,931)
Total current	(54,159)	(70,948)	(7,248)

Deferred:
Federal	20,817	12,667	17,132
State	7,177	(1,577)	5,044
Foreign	2,023	1,901	(729)
Total deferred	30,017	12,991	21,447
Income tax (expense) benefit from continuing operations	$(24,142)	$(57,957)	$14,199

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
A reconciliation of the statutory federal income tax rate with the Company’s continuing operations effective income tax rate is as follows:

	Year ended December 31,
	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net	6.5	5.0	(1.3)
Foreign rate differential	3.1	1.0	(0.3)
Foreign income inclusion	6.0	5.4	0.7
Foreign tax credit	(4.7)	(5.1)	(0.8)
Reserve for uncertain tax positions	(5.9)	(3.2)	(2.4)
Valuation allowance	—	—	(1.7)
Impact on deferred taxes of enacted tax law and rate changes	0.6	1.4	(0.5)
Tax credits and incentives	(8.4)	(5.0)	(1.5)
Impairment of goodwill	16.0	—	—
Mark-to market on investment in Consensus	—	22.1	(18.0)
Return to provision adjustments	(5.1)	1.1	0.5
Executive compensation	2.4	1.5	0.7
Other	0.7	(1.0)	(0.4)
Effective tax rates	32.2%	44.2%	(4.0)%
The effective tax rate for continuing operations for the year ended December 31, 2023 differs from the federal statutory rate primarily due to the expense recognized for book purposes on the goodwill impairment related to one of the Company’s reporting units that resulted in no corresponding tax benefit and had a detrimental impact to the effective tax rate. The detrimental impact to our effective tax rate was partially offset by a tax benefit recognized as a result of a decrease in the reserve for uncertain tax positions that was primarily due to the lapse of the statute of limitations.
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
The Organization for Economic Co-operation and Development (“OECD”) established a Pillar Two Framework that was supported by over 130 countries worldwide. On December 15, 2022, the European Union (“EU”) Member States adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. The Company is continuing to evaluate the impact on future periods of the Pillar Two Framework and pending legislative adoption by additional individual countries in which we operate. Although we are unable to

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
predict when and how the Pillar Two Framework will be enacted into law, based on the countries in which we operate, the Company does not believe that the adoption of the Pillar Two Framework will have a material effect on our liability for corporate taxes and our consolidated effective tax rate.
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities from continuing operations are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss and other carryforwards	$15,762	$19,513
Tax credit carryforwards	4,743	4,222
Accrued expenses	14,629	10,702
Allowance for bad debt	2,003	1,445
Share-based compensation expense	6,097	3,885
Operating lease liabilities	6,320	16,756
Basis difference in fixed assets	22,191	14,642
Deferred revenue	2,420	2,994
State taxes	1,974	4,447
Other	2,468	3,920
	78,607	82,526
Less: valuation allowance	(1,720)	(1,699)
Total deferred tax assets	$76,887	$80,827

Deferred tax liabilities:
Operating lease right-of-use assets	(4,618)	(14,008)
Basis difference in intangible assets	(86,712)	(101,797)
Unrealized gains on investments	(13,512)	(24,123)
Prepaid insurance	(2,835)	(2,744)
Other	(5,982)	(8,639)
Total deferred tax liabilities	(113,659)	(151,311)
Net deferred tax liabilities	$(36,772)	$(70,484)
The Company had approximately $76.9 million and $80.8 million in deferred tax assets, net of valuation allowances as of December 31, 2023 and 2022, respectively, related primarily to net operating loss, operating lease liabilities, interest expense and capital loss carryforwards, tax credit carryforwards, capitalized research and development expenses, and accrued expenses being treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.
The Company had a valuation allowance on deferred tax assets from continuing operations of $1.7 million and $1.7 million as of December 31, 2023 and 2022, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The rollforward of the valuation allowance on the deferred tax assets from continuing operations is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$1,699	$1,812	$8,262
Charges to costs and expenses	21	—	178
Write-offs and recoveries	—	(113)	(6,628)
Ending balance	$1,720	$1,699	$1,812
As of December 31, 2023, the Company had federal net operating loss carryforwards (“NOLs”) of $9.1 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. The Company estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. Approximately $7.5 million of the NOLs expire through 2037 depending on the year the loss was incurred and $1.6 million of the NOLs carry forward indefinitely.
As of December 31, 2023, the Company’s deferred tax assets include interest expense limitation carryovers of $1.9 million, which last indefinitely. The Company also has federal capital loss limitation carryforwards as of December 31, 2023 of $21.8 million that begin to expire in 2026. In addition, as of December 31, 2023, the Company had available state research and development tax credit carryforwards of $5.4 million, which last indefinitely. The Company had no foreign tax credit carryforwards as of December 31, 2023.
The Company has not provided for deferred taxes on approximately $272.4 million of undistributed earnings from foreign subsidiaries as of December 31, 2023 or with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. In addition, because of the various avenues in which to repatriate the earnings, it is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings if eventually remitted.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Consolidated Balance Sheet. The Company’s prepaid taxes were $4.7 million and $3.2 million at December 31, 2023 and 2022, respectively.
Income from continuing operations before income taxes included income from domestic operations of $25.8 million, $71.8 million, and $279.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, and income from foreign operations of $49.2 million, $59.4 million, and $71.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
As of December 31, 2023, the total amount of unrecognized tax benefits for continuing operations was $29.2 million, of which $27.4 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2022, the total amount of unrecognized tax benefits for continuing operations was $34.2 million, of which $32.7 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2021, the total amount of unrecognized tax benefits for continuing operations was $39.5 million, of which $35.6 million, if recognized, would affect the Company’s effective tax rate.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2023, 2022, and 2021, is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$34,208	$39,527	$46,032
Increases related to tax positions during a prior year	218	—	3,448
Decreases related to tax positions taken during a prior year	(1,023)	(2,816)	(5,511)
Increases related to tax positions taken in the current year	744	819	4,675
Decreases related to expiration of statute of limitations	(4,989)	(3,322)	(9,117)
Ending balance	$29,158	$34,208	$39,527
The Company includes interest and penalties related to unrecognized tax benefits within ‘Income tax expense’ on the Consolidated Statements of Operations. As of December 31, 2023, 2022, and 2021, the total amount of interest and penalties accrued was $7.1 million, $6.3 million, and $5.7 million, respectively, which is classified as a liability for uncertain tax positions on the Consolidated Balance Sheets. In connection with the liability for unrecognized tax benefits, the Company recognized interest and penalty expense (benefit) in 2023, 2022, and 2021 of $0.7 million, $0.7 million, and $(1.5) million, respectively.
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
We conduct business on a global basis and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal and in multiple state, local, and foreign tax jurisdictions. Our U.S. federal income tax returns for years 2012 through 2016 are under various stages of audit by the IRS. We are also under audit for various U.S. state and local tax purposes. With limited exception, our significant foreign tax jurisdictions are no longer subject to an income tax audit by the various tax authorities for tax years prior to 2020.
It is reasonably possible that these audits may conclude in the next twelve months and that the uncertain tax positions the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. If the recorded uncertain tax positions were inadequate to cover the associated tax liabilities, the Company would be required to record additional tax expense in the relevant period, which could be material. If the recorded uncertain tax positions were adequate to cover the associated tax liabilities, the Company would be required to record any excess as reduction in tax expense in the relevant period, which could be material. However, it is not currently possible to estimate the amount, if any, of such change.
14.Stockholders’ Equity
In connection with the Separation, the Company called its 3.25% Convertible Notes for redemption and during the year ended December 31, 2021, the Company issued 3,050,850 shares of the Company’s common stock in connection with that redemption (see Note 10 — Debt).
On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans to execute repurchases under the 2020 Program. During the years ended December 31, 2023, 2022, and 2021, the Company repurchased 1,585,846, 736,536, and 445,711 shares, respectively, under the 2020 Program, at an aggregate cost of $104.9 million, $71.3 million, and $47.7 million, respectively (including excise tax). Cumulatively as of December 31, 2023, 5,258,692 shares were repurchased under the 2020 Program, at an aggregate cost of $401.8 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2023 was 4,741,308 shares.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
During the years ended December 31, 2023, 2022 and 2021, the Company purchased and retired 69,622, 72,886, and 251,946 shares at an aggregate cost of approximately $4.6 million, $7.0 million, and $30.6 million, respectively, from plan participants for this purpose.
15.Share-Based Compensation
The Company’s share-based compensation plans include the 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.
The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of December 31, 2023, 435,135 shares underlying options and 777,197 shares of restricted stock units were outstanding under the 2015 Plan. As of December 31, 2023, there were 1,072,913 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan.
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
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Consolidated Statements of Operations during the periods presented (in thousands):

	Year ended December 31,
	2023	2022	2021
Direct costs	$262	$341	$306
Sales and marketing	2,686	3,083	1,288
Research, development, and engineering	3,245	2,503	1,984
General, administrative, and other related costs	25,727	20,674	20,551
Total share-based compensation expense	$31,920	$26,601	$24,129
Stock Options
As of December 31, 2023, 2022, and 2021, options to purchase 271,959, 217,567, and 168,614 shares of common stock were exercisable under and outside of the 2015 Plan, at weighted average exercise prices of $68.97, $68.97, $67.62, respectively. Stock options generally expire after 10 years and vest over a 5 to 8 year period.
All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Stock option activity for the years ended December 31, 2023, 2022, and 2021 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	475,601	$69.61
Granted	—	—
Exercised	(70,776)	41.63
Canceled	—	—
Adjustment due to Consensus Separation (1)	35,749	$68.25
Options outstanding at December 31, 2021	440,574	$68.45
Granted	—	—
Exercised	(5,439)	27.15
Canceled	—	—
Options outstanding at December 31, 2022	435,135	$68.97
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Options outstanding at December 31, 2023	435,135	$68.97	4.0	$—
Exercisable at December 31, 2023	271,959	$68.97	4.0	$—
Vested and expected to vest at December 31, 2023	144,040	$68.97	4.0	$—

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
There were no stock option exercises in 2023. The total intrinsic values of options exercised during the years ended December 31, 2022 and 2021 was $0.4 million and $5.8 million, respectively. The total fair value of options vested during the years ended December 31, 2023, 2022, and 2021 was $1.0 million, $1.1 million, and $1.0 million, respectively.
Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2022 and 2021 was $0.1 million, and $2.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $0.3 million and $1.9 million, respectively, for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2023, there was $1.9 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan. That expense is expected to be recognized ratably over a weighted average period of 2.0 years (i.e., the remaining requisite service period).
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
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and four to eight years for the Chief Executive Officer. The Company granted 305,549, 154,022, and 246,251 shares of restricted stock units (excluding awards with market conditions below) during the years ended December 31, 2023, 2022, and 2021, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Company has awarded certain key employees market-based restricted stock and market-based restricted stock units pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Share-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the years ended December 31, 2023, 2022, and 2021 the Company awarded 167,606, 100,193, and 73,094 market-based restricted stock units at stock price targets ranging from $83.61 to $103.76 per share. The per share weighted average grant-date fair values of the market-based restricted stock units granted during the years ended December 31, 2023, 2022, and 2021 were $70.06, $87.11, and $94.40, respectively.
The weighted-average fair values of market-based restricted stock units granted have been estimated utilizing the following assumptions:

	December 31,
	2023	2022	2021
Underlying stock price at valuation date	$77.8	$99.32	$113.27
Expected volatility	32.0%	36.7%	30.3%
Risk-free interest rate	4.1%	1.8%	1.3%

 Restricted stock award activity for the years ended December 31, 2023, 2022 and 2021 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	820,566	$62.66
Granted	—	—
Vested	(435,529)	60.52
Canceled	(33,194)	83.23
Adjustment due to Consensus Separation (1)	32,120	74.62
Nonvested at December 31, 2021	383,963	$62.66
Granted	—	—
Vested	(67,762)	80.64
Canceled	(4,920)	84.77
Nonvested at December 31, 2022	311,281	$59.90
Granted	—	—
Vested	(52,060)	72.29
Canceled	(322)	77.75
Nonvested at December 31, 2023	258,899	$48.76

(1)As noted above, in connection with the Consensus separation and pursuant to the anti-dilution provisions of the 2015 Plan, the number of shares underlying each restricted stock award outstanding as of the date of the Separation was multiplied by a factor of approximately 1.09 and the market condition stock price target for marked-based restricted stock awards was also adjusted.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Restricted stock unit activity for the years ended December 31, 2023, 2022 and 2021 is set forth below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding at January 1, 2021	209,784
Granted	319,345
Vested	(124,761)
Canceled	(60,201)
Adjustment due to Consensus Separation (1)	16,576
Outstanding at December 31, 2021	360,743
Granted	254,215
Vested	(115,523)
Canceled	(35,081)
Outstanding at December 31, 2022	464,354
Granted	473,155
Vested	(111,185)
Canceled	(49,127)
Outstanding at December 31, 2023	777,197	$52,219,866
Vested and expected to vest at December 31, 2023	721,572	$48,482,422

(1)As noted above, in connection with the Consensus separation and pursuant to the anti-dilution provisions of the 2015 Plan, the number of shares underlying each restricted stock unit outstanding as of the date of the Separation was multiplied by a factor of approximately 1.09 and the market condition stock price target for marked-based restricted stock units was also adjusted.
As of December 31, 2023, the Company had unrecognized share-based compensation cost of approximately $43.4 million associated with these restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.9 years for restricted stock awards and 2.4 years for restricted stock units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2023, 2022, and 2021 was $11.3 million, $12.4 million, and $68.1 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock and restricted stock units totaled $1.9 million, $2.8 million, and $9.5 million, respectively, for the years ended December 31, 2023, 2022, and 2021.
Employee Stock Purchase Plan
The Purchase Plan provides for the issuance of a maximum of two million shares of the Company’s common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of the Company’s common stock purchased under the Purchase Plan for the six-month offering periods is equal to 85% of the lesser of the fair market value of a share of the common stock of the Company on the beginning or the end of the offering period. Employees are immediately vested in the shares purchased at the purchase date.
During 2023, 2022, and 2021, 74,390, 139,992, and 109,248 shares were purchased under the Purchase Plan, respectively, at a price ranging from $53.80 to $54.24 per share during 2023. Cash received upon the issuance of the Company’s common stock under the Purchase Plan was $8.7 million, $9.4 million, and $9.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, 994,221 shares were available under the Purchase Plan for future issuance.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period, or the six-month offering period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.54%, 11.83%, and 11.15% as of December 31, 2023, 2022, and 2021, respectively.
The share-based compensation expense related to the Purchase Plan has been estimated utilizing the following weighted average assumptions:

	December 31,
	2023	2022	2021
Risk-free interest rate	3.35%	1.17%	0.05%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	38.3%	40.7%	35.0%
16.    Defined Contribution 401(k) Savings Plan
The Company has several 401(k) Savings Plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2023, 2022, and 2021, the Company made contributions of $5.2 million, $5.1 million, and $4.8 million, respectively, to these 401(k) Savings Plans.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
17.Earnings Per Share
     The components of basic and diluted earnings per share from continuing operations are as follows (in thousands, except share and per share data):

	Year ended December 31,
	2023	2022	2021
Numerator for basic and diluted net income per common share:
Net income from continuing operations	$41,503	$65,466	$401,395
Less: Net income available to participating securities (1)	(2)	(20)	(326)
Plus: 1.75% Convertible Notes interest expense (after-tax)	—	—	—
Net income available to the Company’s common shareholders from continuing operations	$41,501	$65,446	$401,069
Denominator:
Basic weighted-average outstanding shares of common stock	46,400,941	46,954,558	45,893,928
Diluted effect of:
Equity incentive plans	63,320	71,291	311,585
Convertible debt(2)	—	—	1,657,232
Diluted weighted-average outstanding shares of common stock	46,464,261	47,025,849	47,862,745

Net income per share from continuing operations:
Basic	$0.89	$1.39	$8.74
Diluted	$0.89	$1.39	$8.38

Weighted-average shares excluded from diluted weighted-average shares outstanding:
Anti-dilutive stock options and restricted stock	629,807	—	—
Anti-dilutive convertible debt	5,158,071	5,158,071	—

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
(2)Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible debt was calculated using the if-converted method for the years ended December 31, 2023 and 2022. The dilutive impact of convertible debt was calculated using the treasury stock method for the years ended December 31, 2021 (see Note 10 — Debt).
18.Segment Information
The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). The Company aggregates its operating segments into two reportable segments: Digital Media and Cybersecurity and Martech.
The accounting policies of the businesses are the same as those described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies. The Company evaluates performance based on revenue and profit or loss from operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenue by reportable segment:
Digital Media	$1,072,971	$1,079,172	$1,069,300
Cybersecurity and Martech	291,209	312,626	348,611
Elimination of inter-segment revenues (1)	(152)	(801)	(1,189)
Total segment revenues	1,364,028	1,390,997	1,416,722
Corporate	—	—	—
Total revenues	$1,364,028	$1,390,997	$1,416,722

Operating costs and expenses by reportable segment (3):
Digital Media	931,980	880,240	851,807
Cybersecurity and Martech (4)	248,151	262,426	338,464
Elimination of inter-segment operating expenses	(152)	(801)	(1,189)
Total segment operating expenses	1,179,979	1,141,865	1,189,082
Corporate (2)(4)	51,438	50,191	60,300
Total operating costs and expenses	1,231,417	1,192,056	1,249,382

Operating income by reportable segment:
Digital Media operating income	140,991	198,932	217,493
Cybersecurity and Martech operating income (4)	43,058	50,200	10,147
Total segment operating income	184,049	249,132	227,640
Corporate (2)(4)	(51,438)	(50,191)	(60,300)
Income from operations	$132,611	$198,941	$167,340

(1)Inter-segment revenues in the Digital Media reportable segment were $0.2 million, $0.8 million, and $0.8 million, for the years ended December 31, 2023, 2022, and 2021, respectively. Inter-segment revenues in the Cybersecurity and Martech reportable segment were $0.0 million, $0.0 million, and $0.4 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.
(3)Operating expenses for each segment include cost of sales and other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses. For the twelve months ended December 31, 2023 and 2022, the Company had an impairment to goodwill within operating costs and expenses for Digital Media. For the twelve months ended December 31, 2021, the Company had an impairment to goodwill within operating costs and expenses for Cybersecurity and Martech.
(4)For the year ended December 31, 2021, approximately $19.2 million of general and administrative costs were reflected as Corporate operating costs and expenses in the Company’s December 31, 2021 Form 10-K, however, should have been reflected as an operating cost for the Cybersecurity and Martech reportable segment. The Company reclassified these costs in the table above as an operating cost for the Cybersecurity and Martech reportable segment and as a reduction of operating costs for Corporate, as well as the resulting impact in operating income (loss) for Cybersecurity and Martech and Corporate. The reclassification has no impact on consolidated operating income (loss) from continuing operations for the year ended December 31, 2021.
The CODM does not use Balance Sheet information in connection with operating and investment decisions and as such that information is not presented. The CODM does use capital expenditures by reportable segment in connection with operating and investment decisions. Accordingly, the following segment information is presented for Digital Media and Cybersecurity and Martech.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year ended December 31,
	2023	2022	2021
Capital expenditures:
Digital Media	$83,921	$85,049	$80,877
Cybersecurity and Martech	24,712	21,094	17,611
Total from reportable segments	108,633	106,143	98,488
Corporate	96	11	—
Capital expenditures of discontinued operations	—	—	15,252
Total capital expenditures	$108,729	$106,154	$113,740

Depreciation and amortization:
Digital Media	$184,321	$184,658	$193,661
Cybersecurity and Martech	52,618	48,714	55,344
Total from reportable segments	236,939	233,372	249,005
Corporate	27	28	288
Depreciation and amortization of discontinued operations	—	—	9,010
Total depreciation and amortization	$236,966	$233,400	$258,303
The Company maintains operations in the U.S., Canada, Ireland, the United Kingdom, India, and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Year ended December 31,
	2023	2022	2021
Revenues:
United States	$1,137,857	$1,181,936	$1,187,207
All other countries	226,171	209,061	229,515
Total	$1,364,028	$1,390,997	$1,416,722
Long-lived assets, excluding goodwill and other intangible assets are as follows (in thousands):

	December 31,
	2023	2022
Long-lived assets:
United States	$161,913	$171,957
All other countries	50,820	46,867
Total	$212,733	$218,824

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
19.    Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021 (1)
Non-cash investing activity:
Property and equipment, accrued but unpaid	$55	$150	$50
Right-of-use assets acquired in exchange for operating lease obligations	$1,597	$4,130	$9,850
Purchase of equity investments with common stock	$13,500	$—	$—
Disposition of Consensus common stock (2)	$—	$112,286	$—
Non-cash financing activity:
Debt principal settled in exchange for Consensus common stock (2)	$—	$112,286	$—
Debt principal settled in exchange for Consensus senior notes due 2028	$—	$—	$485,000
Conversion shares issued as extinguishment cost to redeem 3.25% Convertible Notes	$—	$—	$431,952
Reacquisition of 3.25% Convertible Notes, net of tax	$—	$—	$390,526

(1)Combines continuing and discontinued operations.
(2)During the year ended December 31, 2022, the Company disposed $160.1 million of its investment in Consensus in exchange for $112.3 million of debt and recorded $47.8 million of loss on investment, net.
Supplemental data (in thousands):

	Year ended December 31,
	2023	2022	2021
Interest paid	$38,653	$36,168	$54,479
Income taxes paid, net of refunds	$64,594	$59,543	$61,162
 Operating cash outflows related to lease liabilities were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Operating cash outflows related to lease liabilities	$23,230	$26,921	$27,798

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
20.Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2021	$283	$(55,089)	(54,806)
Other comprehensive loss before reclassifications	(114)	(21,268)	(21,382)
Consensus separation	—	18,966	18,966
Net current period other comprehensive loss	(114)	(2,302)	(2,416)
Balance as of December 31, 2021	$169	$(57,391)	$(57,222)
Other comprehensive income (loss) before reclassifications	272	(32,479)	(32,207)
Consensus separation adjustment	—	4,056	4,056
Net current period other comprehensive income (loss)	272	(28,423)	(28,151)
Balance as of December 31, 2022	$441	$(85,814)	$(85,373)
Other comprehensive income before reclassifications	96	13,657	13,753
Net current period other comprehensive income	96	13,657	13,753
Balance as of December 31, 2023	$537	$(72,157)	$(71,620)
The following table provides details about reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2023, 2022, and 2021.

Details about Accumulated Other Comprehensive Loss components	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the Statements of Operations
	For the year ending December 31,
	2023	2022	2021
Unrealized loss on available-for-sale investments	$—	$—	$(151)	Loss on investments, net
	—	—	(151)	Income before income taxes
Total reclassifications for the period	$—	$—	$(151)	Net income
21.Related Party Transactions
Consensus
As of December 31, 2023 and December 31, 2022, the Company held approximately 1.0 million and 1.1 million shares of the common stock of Consensus, respectively, representing approximately 5% of the Consensus outstanding common stock at each period end. The Company determined that Consensus was no longer a related party after September 30, 2022. Related party transactions with Consensus through September 30, 2022 are included within the disclosures below.
In preparation for and in executing the Separation, the Company incurred transaction-related costs, some of which were reimbursed by Consensus, of approximately $23.3 million (excluding costs associated with the debt exchange noted below), before reimbursement by Consensus. These transaction costs primarily related to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax, and legal functions. During the year ended December 31, 2021, Ziff Davis received or expected to receive approximately $11.7 million (excluding the reimbursement of a portion of the debt exchange noted below) from Consensus resulting in net transaction costs of $11.6 million. These net transaction-related costs were recorded in ‘General, administrative, and other related costs’ component of ‘Income (loss) from discontinued operations, net of income taxes’ within the Consolidated Statement of Operations. During the year ended December 31, 2021, Consensus also reimbursed Ziff Davis for certain costs associated with the debt exchange in connection with the Separation totaling $7.5 million, which was recorded as an offset to the loss on extinguishment of debt on the Consolidated Statement of Operations. In addition, Consensus paid the Company approximately $8.5 million subsequent to the Separation due to excess cash held at the Separation date net of other related items pursuant to the Separation and Distribution Agreement.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement. The transition services agreement governs services including certain information technology services, finance and accounting services, and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services, and nearly all such services were terminated without extension twelve months after the Separation. During the years ended December 31, 2022 and 2021, the Company recorded an offset to expense of approximately $1.2 million and $2.1 million, respectively, from Consensus related to the transition services agreement within ‘General, administrative, and other related costs’ within the Consolidated Statements of Operations. Further, the Company assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis remained the lessee under this lease and its obligations remained in place through October 7, 2022, after which time Consensus took over the lease in full. During the years ended December 31, 2022 and 2021, the Company recorded an offset to lease expense of approximately $1.5 million and $0.5 million, respectively, related to this lease, however, Consensus paid the landlord directly and not Ziff Davis. Amounts due from Consensus as of December 31, 2021 were $9.3 million (comprised of $2.1 million related to services provided under the transition services agreement and $7.2 million related to reimbursement of certain transaction related costs and other reimbursements), and are included in within ‘Accounts receivable’ within the Consolidated Balance Sheets.
OCV
OCV is considered a related party because it is an investment that is accounted for by the equity method. On September 25, 2017, the Company entered into a commitment to invest $200.0 million (approximately 76.6% of equity) in the OCV Fund. The primary purpose of the OCV Fund is to provide a limited number of select investors with the opportunity to realize long-term appreciation from public and private companies, with a particular focus on the technology and life science industries. The general activities of the OCV Fund is to buy, sell, hold, and otherwise invest in securities of every kind and nature and rights and options with respect thereto, including, without limitation, stock, notes, bonds, debentures, and evidence of indebtedness; to exercise all rights, powers, privileges, and other incidents of ownership or possession with respect to securities held or owned by the OCV Fund; to enter into, make and perform all contracts and other undertakings; and to engage in all activities and transactions as may be necessary, advisable, or desirable to carry out the foregoing.
The manager, OCV Management, LLC, and general partner of the OCV Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board of Directors (the “Board”) of the Company, is indirectly the majority equity holder. Mr. Ressler’s tenure with the Board ended as of May 10, 2022. As a limited partner in the OCV Fund, prior to the settlement of certain litigation generally related to the Company’s investment in the OCV Fund in January 2022, the Company paid an annual management fee to the manager equal to 2.0% of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the OCV Fund’s general partner would be entitled to a carried interest equal to 20%. The OCV Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. At the time of the settlement of the litigation (see Note 12 — Commitments and Contingencies), the Company had invested approximately $128.8 million in the OCV Fund. In connection with the settlement of the litigation, among other terms, no further capital calls will be made in connection with the Company’s investment in the OCV Fund, nor will any further management fees be paid by the Company to the manager.
During the years ended December 31, 2022 and 2021, the Company recognized expense for management fees of $1.5 million and $3.0 million, net of tax benefit, respectively.
During the year ended 2021, the Company received capital call notices from the management of OCV Management, LLC for $22.2 million, inclusive of certain management fees, of which $22.2 million had been paid for the year ended December 31, 2021. During the year ended December 31, 2021, the Company received a distribution from OCV of $15.3 million.
22.Subsequent Event
On February 5, 2024, the Company completed an acquisition of 100% of the equity interest of TDS Gift Cards, a digital gifting and branded payments platform. After adjustment for net working capital liabilities, the Company paid approximately $48 million in cash. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is in the process of finalizing the accounting for this transaction and will complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2024.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
    None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Ziff Davis’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act) for Ziff Davis. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) using the 2013 framework.
Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation, management concluded that Ziff Davis’s internal control over financial reporting was effective as of December 31, 2023.
Our internal control over financial reporting as of December 31, 2023 have been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their audit report which is included herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2023, we migrated our Digital Media reportable segment onto the Company’s existing Enterprise Resource Planning (“ERP”) system. Consequently, certain business process controls have been modified to incorporate the controls contained within the ERP system. We do not believe this implementation has had or will have a material adverse effect on our internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the fourth quarter of our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Ziff Davis, Inc.:

Opinion on Internal Control over Financial Reporting
We have audited Ziff Davis, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statement of operations, comprehensive income, cash flows, and stockholders' equity for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ KPMG, LLP

New York, New York
February 26, 2024

Item 9B. Other Information
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

                        PART III

Items 10-14
Information required under Item 10., Directors, Executive Officers and Corporate Governance, Item 11., Executive Compensation, Item 12., Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13., Certain Relationships and Related Transactions, and Director Independence and Item 14., Principal Accountant Fees and Services, is hereby incorporated by reference to the information to be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

                        PART IV

Item 15.     Exhibits and Financial Statement Schedules

    (a) (1) Financial Statements. The following financial statements are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Los Angeles, California; PCAOB ID #243)
Report of Independent Registered Public Accounting Firm (KPMG, LLP; New York, New York; PCAOB ID #185)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules. Financial statement schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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

3.4	Sixth Amended and Restated By-Laws
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1.2 to Ziff Davis’ Current Report on Form 8-K filed on December 7, 2011 (File No. 0-25965))
4.2
Indenture, dated as of June 10, 2014 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Registration Statement on Form S-3ASR filed on June 10, 2014, Registration No. 333-196640 (File No. 0-25965))

4.4	First Supplemental Indenture, dated as of June 17, 2014 (incorporated by reference to Exhibit 4.2 to Ziff Davis’ Current Report on Form 8-K filed on June 17, 2014 (File No. 0-25965))
4.5	Indenture, dated as of November 15, 2019 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on November 15, 2019 (File No. 0-25965))
4.6	Description of Registered Securities (incorporated by reference to Exhibit 4.5 to Ziff Davis’ Annual Report on Form 10-K filed on March 2, 2020 (File No. 0-25965))
4.7	Indenture, dated as of October 7, 2020 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on October 7, 2020 (File No. 0-25965))
4.8	Form of Waiver Regarding Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 10-Q filed on August 10, 2020 (File No. 0-25965)
10.1	J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Annex A to Ziff Davis’ Definitive Proxy Statement on Schedule 14A filed on March 26, 2015 (File No. 0-25965))*
10.2
Form of Restricted Stock Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 10, 2021 (File No. 0-25965))*

10.3
Form of Restricted Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 10, 2021 (File No. 0-25965))*

10.4
Form of Performance Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 10, 2021 (File No. 0-25965))*

10.5	Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on May 3, 2006 File No. 0-25965))*
10.6
Amendment to Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on February 8, 2018 (File No. 0-25965))*

10.7
Employment Agreement between Ziff Davis, Inc. and Vivek Shah, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))*

10.8
Employment Agreement between Ziff Davis, Inc. and Bret Richter, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))*

10.9
Employment Agreement between Ziff Davis, Inc. and Jeremy D. Rossen, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))*

10.10
Employment Agreement between Ziff Davis, Inc. and Layth Taki, effective as of September 27, 2022 (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on From 10-Q filed on November 9, 2022 (File No. 0-25965))*

10.11
Second Amended and Restated Limited Partnership Agreement, dated as of January 19, 2018, by and among OCV I GP, LLC and J2 Global, Inc. (incorporated by reference to Exhibit 10.9 to Ziff Davis’ Current Report on Form 10-K filed on March 1, 2018 (File No. 0-25965))

10.12
Credit Agreement, dated as of April 7, 2021, among J2 Global, Inc., the Lenders from time to time party thereto and MUFG Union Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 0-25965))

10.13
First Amendment to Credit Agreement, dated as of June 2, 2021, by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG (4) Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 0-25965))

10.14
Second, Third and Fourth Amendments to Credit Agreement by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on September 22, 2021 (File No. 0-25965))

10.15
Fifth Amendment to the Credit Agreement, dated as of June 10, 2022, among Ziff Davis, Inc., the Guarantors, the lenders party to Amendment constituting Required Lender and all of the Term Lenders and MUFG UNION BANK, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 10.5 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2022 (File No. 0-25965))

10.16
Sixth Amendment to Credit Agreement, dated as of September 15, 2022, among Ziff Davis, Inc., the Guarantors, the lenders party to Amendment constituting Required Lenders and all of the Term Loan Two Lenders and MUFG UNION BANK, N. A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 0-25965))

10.17
Transition Services Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.18
First Amendment to Transition Services Agreement, dated as of October 6, 2022, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.20 to Ziff Davis’ Annual Report on Form 10-K filed on March 1, 2023 (File No. 0-25965))

10.19
Second Amendment to Transition Services Agreement, dated as of January 3, 2023, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.21 to Ziff Davis’ Annual Report on Form 10-K filed on March 1, 2023 (File No. 0-25965))

10.20
Tax Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.21
Employee Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.22
Intellectual Property License Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.23
Stockholder and Registration Rights Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.5 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.24
Stipulation of Settlement and Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.15 to Ziff Davis’ Annual Report on Form 10-K filed on March 15, 2022 (File No. 0-25965))

10.25	Order Approving Stipulated Settlement (incorporated by reference to Exhibit 10.16 to Ziff Davis’ Annual Report on Form 10-K filed on March 15, 2022 (File No. 0-25965))
10.26
Termination Agreement, dated April 25, 2022, by and between Ziff Davis, Inc. and Orchard Capital Corporation (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on April 25, 2022 (File No. 0-25965))

21.1	List of subsidiaries of Ziff Davis, Inc.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG, LLP
23.2	Consent of Independent Registered Public Accounting Firm – BDO USA, P.C.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Ziff Davis, Inc. Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
** This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2024.

Ziff Davis, Inc.

By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIVEK SHAH	Chief Executive Officer and a Director	February 26, 2024
Vivek Shah	(Principal Executive Officer)

/s/ BRET RICHTER	Chief Financial Officer	February 26, 2024
Bret Richter	(Principal Financial Officer)

/s/ LAYTH TAKI	Chief Accounting Officer	February 26, 2024
Layth Taki

/s/ SARAH FAY	Director	February 26, 2024
Sarah Fay

/s/ JANA BARSTEN	Director	February 26, 2024
Jana Barsten

/s/ TRACE HARRIS	Director	February 26, 2024
Trace Harris

/s/ WILLIAM B. KRETZMER	Director	February 26, 2024
William B. Kretzmer

/s/ KIRK MCDONALD	Director	February 26, 2024
Kirk McDonald

/s/ SCOTT C. TAYLOR	Director	February 26, 2024
Scott C. Taylor

/s/ NEVILLE R. RAY	Director	February 26, 2024
Neville R. Ray