Form 10-Q
period 2024-03-31
ZIFF DAVIS, INC.
filed 2024-05-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-25965
ZIFF DAVIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1053457
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
114 5th Avenue New York, New York 10011
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (212) 503-3500
Former name, former address and former fiscal year, if changed since last report: Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ZD	The Nasdaq Stock Market LLC

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

There were 46,128,097 shares outstanding of the Registrant’s common stock as of May 3, 2024.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2024

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$734,779	$737,612
Short-term investments	16,404	27,109
Accounts receivable, net of allowances of $6,484 and $6,871, respectively	446,883	337,703
Prepaid expenses and other current assets	95,036	88,570
Total current assets	1,293,102	1,190,994
Long-term investments	139,964	140,906
Property and equipment, net of accumulated depreciation of $346,793 and $327,015, respectively	190,897	188,169
Intangible assets, net	400,562	325,406
Goodwill	1,624,628	1,546,065
Deferred income taxes	8,733	8,731
Other assets	69,145	70,751
TOTAL ASSETS	$3,727,031	$3,471,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$360,153	$123,256
Accrued employee related costs	26,262	50,068
Other accrued liabilities	44,012	43,612
Income taxes payable, current	18,019	14,458
Deferred revenue, current	199,880	184,549
Other current liabilities	15,008	15,890
Total current liabilities	663,334	431,833
Long-term debt	1,001,884	1,001,312
Deferred income taxes	65,261	45,503
Income taxes payable, noncurrent	8,486	8,486
Deferred revenue, noncurrent	7,172	8,169
Other long-term liabilities	78,882	82,721
TOTAL LIABILITIES	1,825,019	1,578,024
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 46,134,708 and 46,078,464 shares at March 31, 2024 and December 31, 2023, respectively	461	461
Additional paid-in capital	475,926	472,201
Retained earnings	1,503,838	1,491,956
Accumulated other comprehensive loss	(78,213)	(71,620)
TOTAL STOCKHOLDERS’ EQUITY	1,902,012	1,892,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,727,031	$3,471,022

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended March 31,
	2024	2023
Total revenues	$314,485	$307,142
Operating costs and expenses:
Direct costs	47,067	45,730
Sales and marketing	117,000	115,920
Research, development, and engineering	17,774	17,914
General, administrative, and other related costs	96,783	101,263
Total operating costs and expenses	278,624	280,827
Income from operations	35,861	26,315
Interest expense, net	(1,769)	(4,480)
Loss on sale of businesses	(3,780)	—
Unrealized loss on short-term investments held at the reporting date, net	(10,705)	(20,345)
Gain on investments, net	—	357
Other loss, net	(104)	(908)
Income before income tax (expense) benefit and loss from equity method investment	19,503	939
Income tax (expense) benefit	(8,231)	616
Loss from equity method investment, net of income taxes	(645)	(9,182)
Net income (loss)	$10,627	$(7,627)

Net income (loss) per common share:
Basic	$0.23	$(0.16)
Diluted	$0.23	$(0.16)
Weighted average shares outstanding:
Basic	45,860,033	46,987,249
Diluted	45,955,365	46,987,249

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Net income (loss)	$10,627	$(7,627)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,530)	3,713
Change in fair value on available-for-sale investments, net of tax benefit of $19 and tax expense of $109 for the three months ended March 31, 2024 and 2023, respectively	(63)	324
Other comprehensive income, net of tax	(6,593)	4,037
Comprehensive income (loss)	$4,034	$(3,590)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2024	2023
Net income (loss)	$10,627	$(7,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,453	54,623
Non-cash operating lease costs	2,770	2,933
Share-based compensation	8,872	8,402
Provision for credit losses on accounts receivable	50	441
Deferred income taxes, net	(2,709)	(7,442)
Loss on sale of businesses	3,780	—
Loss from equity method investments	645	9,182
Unrealized loss on short-term investments held at the reporting date, net	10,705	20,345
Gain on investments, net	—	(357)
Other	1,278	2,776
Decrease (increase) in:
Accounts receivable	55,365	27,626
Prepaid expenses and other current assets	(9,423)	(7,658)
Other assets	(2,078)	(2,048)
Increase (decrease) in:
Accounts payable	(62,270)	6,922
Deferred revenue	15,169	12,085
Accrued liabilities and other current liabilities	(5,676)	(4,896)
Net cash provided by operating activities	75,558	115,307
Cash flows from investing activities:
Purchases of property and equipment	(28,129)	(30,017)
Acquisition of businesses, net of cash received	(44,524)	(8,001)
Proceeds from sale of equity investments	—	3,174
Proceeds from sale of businesses, net of cash divested	1,238	—
Other	(66)	(3,947)
Net cash used in investing activities	(71,481)	(38,791)
Cash flows from financing activities:
Repurchase of common stock	(3,923)	(2,875)
Deferred payments for acquisitions	(2,418)	(6,679)
Other	30	71
Net cash used in financing activities	(6,311)	(9,483)
Effect of exchange rate changes on cash and cash equivalents	(599)	1,676
Net change in cash and cash equivalents	(2,833)	68,709
Cash and cash equivalents at beginning of period	737,612	652,793
Cash and cash equivalents at end of period	$734,779	$721,502

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended March 31, 2024
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2024	46,078,464	$461	$472,201	$1,491,956	$(71,620)	$1,892,998
Net income	—	—	—	10,627	—	10,627
Other comprehensive loss, net of tax benefit of $19	—	—	—	—	(6,593)	(6,593)
Issuance of restricted stock, net	56,244	—	(5,152)	1,229	—	(3,923)
Share-based compensation	—	—	8,872	—	—	8,872
Other, net	—	—	5	26	—	31
Balance, March 31, 2024	46,134,708	$461	$475,926	$1,503,838	$(78,213)	$1,902,012

	Three months ended March 31, 2023
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2023	47,269,446	$473	$439,681	$1,537,830	$(85,373)	$1,892,611
Net loss	—	—	—	(7,627)	—	(7,627)
Other comprehensive loss, net of tax expense of $109	—	—	—	—	4,037	4,037
Issuance of restricted stock, net	16,647	—	(3,336)	461	—	(2,875)
Share-based compensation	—	—	8,402	—	—	8,402
Other, net	—	—	66	1	—	67
Balance, March 31, 2023	47,286,093	$473	$444,813	$1,530,665	$(81,336)	$1,894,615

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Basis of Presentation and Overview
The accompanying Condensed Consolidated Financial Statements of Ziff Davis, Inc. and its direct and indirect wholly-owned subsidiaries (“Ziff Davis”, the “Company”, “our”, “us”, or “we”), were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation.
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
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") on February 26, 2024 and other filings with the SEC.
The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.
Description of Business
Ziff Davis, Inc. is a vertically focused digital media and internet company whose portfolio includes brands in technology, shopping, gaming and entertainment, connectivity, health and wellness, cybersecurity, and martech. Our Digital Media business specializes in the technology, shopping, gaming and entertainment, connectivity, and healthcare markets, offering content, tools, and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription and license services to consumers and businesses including cybersecurity, privacy, and marketing technology.
Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended December 31, 2023. For the three months ended March 31, 2024, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
Recently issued applicable accounting pronouncements not yet adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides for optional financial reporting alternatives to reduce costs and complexities associated with accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. This update applies only to contracts, hedging relationships, and other transactions that reference London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The accommodations were available for all entities through December 31, 2022, with early adoption permitted. This update was later amended by ASU 2022-06.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective on December 31, 2024 and for prospective interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. This update will likely result in us including the additional required disclosures when adopted. We are currently evaluating the impact of these provisions and expect to adopt them for the year ended December 31, 2024.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the update require public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than 5% of the amount computed by multiplying pretax income by statutory income tax rate. The amendments also require that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid. The amendments eliminate some of the previously required disclosures for all entities relating to estimates of the change in unrecognized tax benefits reasonably possible within twelve months. The amendments in this update are effective on a prospective basis on December 31, 2024. Early adoption is permitted. This update will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the effect the adoption of this update will have on our consolidated financial statements and related disclosures.

2.Revenues
Digital Media
Digital Media revenues are earned primarily from the delivery of advertising and performance marketing services, licensing, and subscriptions to services and information.
Advertising and Performance Marketing
Revenue from the delivery of advertising services is earned on websites that are owned and operated by us and on those websites that are part of Digital Media’s advertising network. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when any of the following performance obligations are satisfied: (i) when an advertisement is placed for viewing, (ii) when a qualified sales lead is delivered, (iii) when a visitor “clicks through” on an advertisement, or (iv) when commissions are earned upon the sale of an advertised product.
The Digital Media business also generates revenue from marketing, performance marketing, production services, and the management of client gift card programs. Such revenues are generally recognized over the period in which the products or services are delivered.
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
Cybersecurity and Martech
The Company’s Cybersecurity and Martech revenues consist of subscription and licensing revenues which primarily include subscription and usage-based fees, a significant portion of which are paid in advance. The Company defers the portions of monthly, quarterly, semi-annual, and annual fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.
Along with its numerous proprietary Cybersecurity and Martech solutions, the Company also generates subscription revenues by reselling various third-party solutions, primarily through its email security line of business. These third-party solutions, along with the Company’s proprietary products, allow it to offer customers a variety of solutions to better meet the customer’s needs.
Principal vs. Agent
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The Company records revenue on a gross basis with respect to revenue generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites, or on unaffiliated advertising networks; (ii) through the Company’s lead-generation business; and (iii) through the Company’s subscriptions, including the resale of various third-party solutions, primarily through its email security line of business. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party platforms, primarily related to the transfer of functional intellectual property. The Company records revenue on a net basis with respect to revenue earned from servicing the client gift card programs.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands).

	Three months ended March 31,
	2024	2023
Digital Media
Advertising and performance marketing	$156,096	$156,082
Subscription and licensing	73,467	69,148
Other	9,489	8,981
Total Digital Media revenues	$239,052	$234,211

Cybersecurity and Martech
Subscription and licensing	$75,452	$73,016
Total Cybersecurity and Martech revenues	$75,452	$73,016

Elimination of inter-segment revenues	(19)	(85)
Total Revenues	$314,485	$307,142
The Company recorded $74.1 million and $65.1 million of revenue for the three months ended March 31, 2024 and 2023, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
Performance Obligations
The Company may be a party to multiple concurrent contracts with the same customers, or a party or parties related to those customers. Some of these situations may require judgment to determine if those arrangements should be accounted for as a single contract. Consideration of both the form and the substance of the arrangement is required. The Company’s contracts with customers may include multiple performance obligations, including contracts when advertising and licensing services are sold together.
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
Payment terms vary by type and location of our customers and the services offered. The time between invoicing and when payment is due is generally not significant.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Our Cybersecurity and Martech business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when any of the following materially distinct performance obligations are satisfied:
•Voice, email marketing, and search engine optimization as services are delivered.
•Consumer privacy services and data backup capabilities are provided.
•Security solutions, including email and endpoint are provided.
The Company has concluded the best measure of progress toward the complete satisfaction of the performance obligation is a time-based measure. The Company recognizes revenue on a straight-line basis throughout the subscription period, or as usage occurs, or when functional intellectual property is delivered for services outside of the subscription, and believes that the method used is a faithful depiction of the transfer of goods and services.
Transaction Price Allocation to Future Performance Obligations
As of March 31, 2024, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $44.1 million and is expected to be recognized as follows: 61% by December 31, 2024, 30% by December 31, 2025, and 9% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
3.Business Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expanding and diversifying its service offerings, enhancing its technology, and acquiring skilled personnel.
For the three months ended March 31, 2024, the Company recorded $7.5 million of incremental revenue from the businesses acquired during the first quarter of 2023 and 2024. Net income contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide.
2024 Acquisition
On February 5, 2024, we completed an acquisition of 100% of the equity interest in TDS Gift Cards, a California-based digital gifting and branded payments platform, which is reported within our Digital Media segment and is expected to expand our ability to offer innovative shopping solutions to our merchant partners and broaden our capabilities to help facilitate commerce between consumers and some of the most highly visible brands. Total consideration for this transaction was $187.5 million, or $44.5 million, net of cash acquired.
The following table summarizes the allocation of the preliminary purchase consideration for the acquisition of TDS Gift Cards as of March 31, 2024 (in thousands):

Assets and Liabilities	Valuation
Cash	$142,957
Accounts receivable and other current assets	171,500
Intangible assets	101,754
Goodwill	85,901
Other assets	289
Accounts payable and other current liabilities	(290,272)
Deferred tax liability, noncurrent	(23,788)
Other noncurrent liabilities	(861)
Total	$187,480
The initial accounting for the 2024 acquisition is incomplete due to the timing of available information and is subject to change. The Company has recorded provisional amounts as of March 31, 2024.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The fair value of the assets acquired includes accounts receivable of $170.9 million, of which none is expected to be uncollectible. None of the goodwill recognized is expected to be deductible for income tax purposes.
The preliminary amounts assigned to intangible assets by type for the acquisition during the three months ended March 31, 2024 are summarized in the table below (in thousands):

	Gross Carrying Value	Weighted average estimated life
Customer relationships	$82,762	10 years
Trade names and trademarks	1,716	2 years
Other purchased intangibles	17,276	10 years
Total gross carrying value	$101,754
The Condensed Consolidated Statement of Operations and the Condensed Consolidated Balance Sheet as of March 31, 2024, reflect the results of operations of the 2024 acquisition since the date of the acquisition.
2023 Acquisition
The Company completed an immaterial Digital Media acquisition during the three months ended March 31, 2023, paying the purchase price in cash.
The Condensed Consolidated Statement of Operations since the date of the acquisition, reflect the results of operations of the 2023 acquisition.
Goodwill recognized associated with this acquisition during the three months ended March 31, 2023 was $3.8 million, all of which is expected to be deductible for income tax purposes. Approximately $4.2 million of definite-lived intangibles were recorded in connection with the acquisition during the three months ended March 31, 2023.

4.Investments
Investments consist of equity and debt securities.
Investment in equity securities
On October 7, 2021, we completed the separation of our cloud fax business (the “Separation”) into an independent publicly traded company. Following the Separation, the Company retained shares of publicly traded common stock of Consensus Cloud Solutions, Inc. (“Consensus”). As of each of March 31, 2024 and December 31, 2023, the Company held approximately 1.0 million shares of the common stock of Consensus. As of March 31, 2024 and December 31, 2023, the carrying value of the investment in Consensus was $16.4 million and $27.1 million, respectively, and is included in ‘Short-term investments’ in the Condensed Consolidated Balance Sheets. The Company accounts for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses are recognized in earnings.
During the three months ended March 31, 2024 and 2023, the Company sold zero and 52,393 shares, respectively, of common stock of Consensus in the open market.
Losses on equity securities recorded in ‘Unrealized loss on short-term investments held at the reporting date, net’ in the Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three months ended March 31,
	2024	2023
Net losses during the period	$(10,705)	$(19,988)
Less: gains on securities sold during the period	—	357
Unrealized losses recognized during the period on short-term investments held at the reporting date, net	$(10,705)	$(20,345)
On July 31, 2023, the Company entered into an agreement to purchase $25.0 million of equity in Xyla, Inc. (“Xyla”) for a minority ownership stake. This minority investment was made in the form of cash and shares of the Company’s common stock. The Company accounts for its investment in Xyla as an equity investment without a readily determinable fair value measured under the measurement alternative in accordance with ASC Topic 321, Investments — Equity Securities. As of each of March 31, 2024 and December 31, 2023, the carrying value of the investment in Xyla was $25.3 million, including transaction costs, and is included in ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Investment in corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million. On May 19, 2023, the Company entered into the Note Amendment Agreement (the “Amendment”) with respect to the same entity. The Amendment increased the interest rate on the convertible notes to 6%, extended the maturity date, and subordinated all existing and future obligations, liabilities, and indebtedness of the entity to the entity’s senior creditor, as defined in the Amendment. This investment is included in ‘Long-term investments’ in the Condensed Consolidated Balance Sheets and is classified as available-for-sale. The investment was initially measured at its transaction price and subsequently remeasured at fair value, with unrealized gains and losses reported as a component of other comprehensive income.
As of March 31, 2024, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $15.6 million, with a contractual maturity date that was more than one year but less than five years. As of December 31, 2023, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $15.7 million, with a contractual maturity date that was more than one year but less than five years. Cumulative gross unrealized gains on investment in corporate debt securities as of March 31, 2024 and December 31, 2023 were approximately $0.6 million and $0.7 million, respectively.
 There were no investments in an unrealized loss position as of March 31, 2024 and December 31, 2023.
During the three months ended March 31, 2024 and 2023, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
Equity method investment
On September 25, 2017, the Company entered into a commitment to invest in OCV Fund I, LP (the “OCV Fund”). The Company recognizes its equity in the net earnings or losses relating to the investment in the OCV Fund on a one-quarter lag due to the timing and availability of financial information from the OCV Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
During the three months ended March 31, 2024 and 2023, the Company recognized a loss from equity method investment, net of income taxes of $0.6 million and $9.2 million, net of tax expense (benefit), respectively. The losses in the periods presented were primarily the result of losses in the underlying investments.
As of March 31, 2024, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $99.0 million. As of December 31, 2023, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $99.9 million. These equity securities are included in ‘Long-term investments’ in our Condensed Consolidated Balance Sheets.
As a limited partner, the Company’s maximum exposure to loss is limited to its proportional ownership in the partnership. In addition, the Company is not required to contribute any future capital. Finally, there are no call or put options, or other types of arrangements, which limit the Company’s ability to participate in losses and returns of the OCV Fund.

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
The investment in Consensus common stock is an investment in equity securities for which the Company elected the fair value option, and the fair value of the investment in Consensus common stock and subsequent fair value changes are included in our assets of and results from continuing operations, respectively. As of March 31, 2024 and December 31, 2023, our investment in Consensus common stock was remeasured at fair value based on Consensus’ closing stock price and had a balance of $16.4 million and $27.1 million, respectively, in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2024 and 2023, the unrealized losses of $10.7 million and $20.3 million, respectively, were recorded in the Condensed Consolidated Statement of Operations. The fair value of the investment in Consensus common stock is determined using the quoted market prices, which is a Level 1 input.
The Company’s investment in certificates of deposit are classified within Level 2. The Company values these Level 2 investments based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.
The Company has investment in a corporate debt security that does not have a readily determinable fair value because the acquired securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The investment in corporate debt securities is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt securities is determined primarily based on estimates and assumptions, including Level 3 inputs. As of March 31, 2024 and December 31, 2023, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 13% and 14%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of approximately one to three years, depending on the probability scenario, as of March 31, 2024 and as of December 31, 2023.
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
As of each of March 31, 2024 and December 31, 2023, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2024	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$272,847	$—	$—	$272,847	$272,847
Certificates of deposit	—	2,304	—	2,304	2,304
Short-term investments:
Consensus common stock	16,404	—	—	16,404	16,404
Long-term investments:
Investment in corporate debt securities	—	—	15,617	15,617	15,617
Total assets measured at fair value	$289,251	$2,304	$15,617	$307,172	$307,172

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

December 31, 2023	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$340,928	$—	$—	$340,928	$340,928
Short-term investments:
Consensus common stock	27,109	—	—	27,109	27,109
Long-term investments:
Investment in corporate debt securities	—	—	15,699	15,699	15,699
Total assets measured at fair value	$368,037	$—	$15,699	$383,736	$383,736

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three months ended March 31, 2024 and 2023, there were no transfers that occurred between levels.
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Three months ended March 31,
	2024		2023
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$2,834	$15,699	$555	$15,586
Fair value adjustments (1)	—	(82)	—	433
Balance as of March 31	$2,834	$15,617	$555	$16,019

(1)The fair value adjustments to the corporate debt securities in the table above were recorded in ‘Change in fair value on available-for-sale investments, net’ in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the three months ended March 31, 2024 and 2023.
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
Other Fair Value Disclosures
The fair value of the Company’s 4.625% Senior Notes and 1.75% Convertible Notes (as defined in Note 7 — Debt) was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 1 inputs. If such information is not available for the 1.75% Convertible Notes, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$456,898	$414,467	$456,796	$405,408
1.75% Convertible Notes	$544,986	$519,233	$544,516	$519,492

6.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the three months ended March 31, 2024 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2024	$1,016,880	$529,185	$1,546,065
Goodwill acquired (1)	85,900	—	85,900
Goodwill removed due to sale of businesses (2)	(3,983)	—	(3,983)
Foreign exchange translation	(1,188)	(2,166)	(3,354)
Balance as of March 31, 2024	$1,097,609	$527,019	$1,624,628

(1)Goodwill recognized in connection with the acquisition during the three months ended March 31, 2024 (see Note 3 — Business Acquisitions).
(2)During the three months ended March 31, 2024, in a cash transaction, the Company sold an international asset at Digital Media within its shopping vertical, which resulted in $4.0 million of goodwill being removed in connection with this sale.
Goodwill as of each of March 31, 2024 and December 31, 2023 reflects accumulated impairment losses of $84.2 million in the Digital Media reportable segment. Following an impairment in 2023 to a reporting unit within the Digital Media reportable segment, there was no excess of reporting unit fair value over the carrying amount. As such, since this last impairment test, any further decrease in estimated fair value would result in an additional impairment charge to goodwill. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge. As of March 31, 2024, this reporting unit had goodwill of approximately $79.2 million.
Intangible Assets Subject to Amortization
As of March 31, 2024, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$349,490	$199,293	$150,197
Customer relationships	774,154	569,148	205,006
Other purchased intangibles	396,962	351,603	45,359
Total	$1,520,606	$1,120,044	$400,562

As of December 31, 2023, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$347,895	$192,111	$155,784
Customer relationships	692,634	555,384	137,250
Other purchased intangibles	379,703	347,331	32,372
Total	$1,420,232	$1,094,826	$325,406

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Amortization expense, included in ‘General, administrative, and other related costs’ in our Condensed Consolidated Statements of Operations, was approximately $26.3 million and $33.3 million for the three months ended March 31, 2024 and 2023, respectively.

7.Debt
Long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	550,000	550,000
Total Notes	1,010,038	1,010,038
Credit Agreement	—	—
Less: Unamortized discount	(2,386)	(2,463)
Deferred issuance costs (1)	(5,768)	(6,263)
Total long-term debt	$1,001,884	$1,001,312

(1)Includes $5.0 million and $5.5 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of March 31, 2024 and December 31, 2023, respectively, and $0.8 million and $0.8 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, $550.0 million of principal will mature in 2026 and $460.0 million of principal will mature in 2030.
4.625% Senior Notes
On October 7, 2020, the Company completed the issuance and sale of $750.0 million aggregate principal amount of its 4.625% senior notes due 2030 (the “4.625% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Company received proceeds of $742.7 million after deducting the initial purchasers’ discounts, commissions and offering expenses. The net proceeds were used to redeem all of its then outstanding 6.0% Senior Notes due in 2025 and, the remaining net proceeds were available for general corporate purposes which may include acquisitions and the repurchase or redemption of other outstanding indebtedness.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of March 31, 2024.
Cumulatively as of March 31, 2024, the Company has repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes. There were no repurchases of 4.625% Senior Notes during the three months ended March 31, 2024 and March 31, 2023.
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
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of March 31, 2024 and December 31, 2023, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of March 31, 2024, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 5,158,071 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended March 31,
	2024	2023
Contractual interest expense	$2,406	$2,406
Amortization of deferred issuance costs	470	466
Total interest expense related to 1.75% Convertible Notes	$2,876	$2,872
Accounting for the 1.75% Convertible Notes
In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million in deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million was attributable to the liability component and is being amortized at an effective interest rate of 5.5%, to interest expense through the maturity date. The remaining $2.8 million of the deferred issuance costs was netted with the equity component in additional paid-in capital at the issuance date. Upon adoption of ASU 2020-06 using the modified retrospective approach, the Company reclassified the $2.8 million from additional paid-in-capital to long-term liability and recorded a cumulative adjustment to retained earnings for amortization from the issuance date through January 1, 2022.
Credit Agreement
On April 7, 2021, the Company entered into a $100.0 million credit agreement (as amended, the “Credit Agreement”). Subject to certain conditions and approvals, the Company may, from time to time, request increases in the commitments under the Credit Agreement in an aggregate amount up to $250.0 million, for a total aggregate commitment of up to $350.0 million. The final maturity of the credit facility will occur on April 7, 2026.
At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate” and (z) one month Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment plus 1.00% or (ii) a rate per annum equal to Term SOFR plus a credit spread adjustment, in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any Term SOFR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. The Credit Agreement is secured by an associated collateral agreement that provides for a lien on the majority of the Company’s assets and the assets of the guarantors, in each case, subject to customary exceptions. As of March 31, 2024, there were no amounts outstanding under the Credit Agreement.
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the credit facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of March 31, 2024.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
8.Commitments and Contingencies
Commitments
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
On July 8, 2020, Jeffrey Garcia filed a putative class action lawsuit against the Company in the Central District of California (20-cv-06096), alleging violations of federal securities laws. The court appointed a lead plaintiff. The Company moved to dismiss the consolidated class action complaint. The court granted the motion to dismiss and the plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint. On August 8, 2022, the court granted the Company’s motion to dismiss the amended complaint without leave to amend. The lead plaintiff appealed the dismissal. On April 19, 2024, the Ninth Circuit Court of Appeals affirmed the dismissal.
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
The Company established reserves for these matters of $28.1 million as of each of March 31, 2024 and December 31, 2023, respectively, which are included in ‘Accounts payable’ and ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheet. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
9.Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 42.2% and (65.6)% for the three months ended March 31, 2024 and 2023, respectively.
The Company’s effective tax rate for the three months ended March 31, 2024 was impacted disproportionately by the recognition of a valuation allowance against a portion of its U.S. capital loss carryforwards, which resulted in a discrete tax charge of $3.2 million.
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
As of March 31, 2024 and December 31, 2023, the Company had $36.6 million and $36.1 million, respectively, in liabilities for uncertain income tax positions included in ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense in our Condensed Consolidated Statement of Operations.
Certain taxes are prepaid during the year and, where appropriate, included in ‘Prepaid expenses and other current assets’ in our Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the Company’s prepaid taxes were $3.4 million and $4.7 million, respectively.

10.Stockholders’ Equity
On August 6, 2020, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans to execute repurchases under the 2020 Program. During the three months ended March 31, 2024 and 2023, no shares were repurchased under the 2020 Program. Cumulatively as of March 31, 2024, 5,258,692 shares were repurchased under the 2020 Program, at an aggregate cost of $401.8 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of March 31, 2024 was 4,741,308 shares.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock and restricted stock units. During the three months ended March 31, 2024 and 2023, the Company purchased and retired 58,237 and 36,652 shares at an aggregate cost of approximately $3.9 million and $2.9 million, respectively, from plan participants for this purpose.

11.Share-Based Compensation
The Company’s share-based compensation plans include the 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.
The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and other share-based awards. 4,200,000 shares of the Company’s common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of the Company’s common stock subject to the option on the date the option is granted. As of March 31, 2024, 435,135 shares underlying options and 726,367 shares of restricted stock units were outstanding under the 2015 Plan. At March 31, 2024, there were 126,565 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Direct costs	$61	$76
Sales and marketing	758	924
Research, development, and engineering	1,090	783
General, administrative, and other related costs	6,963	6,619
Total share-based compensation expense	$8,872	$8,402
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, generally three to four years for senior staff (excluding market-based awards discussed below) and three to eight years for the Chief Executive Officer. The Company granted 347,275 and 271,614 shares of restricted stock units (excluding awards with market conditions below) (“RSUs”) during the three months ended March 31, 2024 and 2023, respectively.
The Company has awarded certain key employees market-based restricted stock (“PSAs”) and market-based restricted stock units (“PSUs”) pursuant to the 2015 Plan. Market-based awards granted prior to 2024 have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day look back (trading days). During the three months ended March 31, 2023, the Company awarded 167,606 PSUs at stock price targets ranging from $83.61 to $103.76 per share.
During the three months ended March 31, 2024, the Company awarded 308,970 equity classified PSUs that vest in shares of the Company’s stock ranging from 0% to 200% of the award based on the Company’s attainment of a relative Total Shareholder Return (“TSR”) target compared to the TSR of all listed companies in a market index over the respective one, two, and three-year performance periods. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company and all listed companies in a market index achieving the relative TSR targets.
Share-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
The per share weighted average grant-date fair value for the PSUs granted during the three months ended March 31, 2024 and 2023 were $87.17 and $70.07, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The assumptions used in determining the weighted-average fair values of PSUs granted are as follows:

	Three months ended March 31,
	2024	2023
Underlying stock price at valuation date	$66.88	$77.80
Expected volatility	32.9%	32.0%
Risk-free interest rate	4.3%	4.1%

Restricted stock award activity for the three months ended March 31, 2024 is set forth below:

	RSAs		PSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	95,718	$70.17	163,181	$36.27
Vested	(36,330)	70.92	—	—
Forfeited	(154)	77.75	—	—
Nonvested at March 31, 2024	59,234	$69.69	163,181	$36.27

Restricted stock unit activity for the three months ended March 31, 2024 is set forth below:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	506,425	$88.36	270,772	$77.09
Granted	347,275	66.87	308,970	87.17
Vested	(114,635)	86.29	—	—
Forfeited	(12,698)	82.28	(6,015)	75.96
Outstanding at March 31, 2024	726,367	$78.49	573,727	$82.53

(1)Represents the number of shares at 100% achievement.
As of March 31, 2024, the Company had unrecognized share-based compensation cost of approximately $84.1 million associated with these restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.8 years for RSAs and PSAs and 2.6 years for RSUs and PSUs.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
12.Earnings Per Share
The components of basic and diluted earnings (loss) per share are as follows (in thousands, except share and per share data):

	Three months ended March 31,
	2024	2023
Numerator for basic and diluted net income (loss) per common share:
Net income (loss)	$10,627	$(7,627)
Plus: 1.75% Convertible Notes interest expense (after-tax)	—	—
Net income (loss) available to the Company’s common shareholders	$10,627	$(7,627)
Denominator:
Basic weighted-average outstanding shares of common stock	45,860,033	46,987,249
Diluted effect of:
Equity incentive plans	95,332	—
Convertible debt	—	—
Diluted weighted-average outstanding shares of common stock	45,955,365	46,987,249

Net income (loss) per share:
Basic	$0.23	$(0.16)
Diluted	$0.23	$(0.16)
For the three months ended March 31, 2024 and 2023, there were 846,160 and 1,830,097 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive primarily due to the average stock price during the 2024 period and the net loss during the 2023 period. During each of the three months ended March 31, 2024 and 2023, 5,158,071, shares related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation of the convertible debt instrument.

13.Segment Information
The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). The Company aggregates its operating segments into two reportable segments: Digital Media and Cybersecurity and Martech.
The accounting policies of the businesses are the same as those described in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2024. The Company evaluates performance based on revenue and profit or loss from operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Revenue by reportable segment:
Digital Media	$239,052	$234,211
Cybersecurity and Martech	75,452	73,016
Elimination of inter-segment revenues (1)	(19)	(85)
Total segment revenues	314,485	307,142
Corporate	—	—
Total revenues	$314,485	$307,142

Operating costs and expenses by reportable segment (3):
Digital Media	207,447	205,742
Cybersecurity and Martech	56,043	61,413
Elimination of inter-segment operating expenses	(19)	(85)
Total segment operating expenses	263,471	267,070
Corporate (2)	15,153	13,757
Total operating costs and expenses	278,624	280,827

Operating income by reportable segment:
Digital Media operating income	31,605	28,469
Cybersecurity and Martech operating income	19,409	11,603
Total segment operating income	51,014	40,072
Corporate (2)	(15,153)	(13,757)
Income from operations	$35,861	$26,315

(1)Inter-segment revenues relate to the Digital Media reportable segment.
(2)Corporate includes costs associated with general, administrative, and other related costs that are managed on a global basis and that are not directly attributable to any particular segment.
(3)Operating expenses for each segment include direct costs and other operating expenses that are directly attributable to the segment, such as employee compensation expense, sales and marketing expenses, engineering and network operations expense, depreciation and amortization, and other administrative expenses.

14.Supplemental Cash Flow Information
Supplemental data (in thousands):

	Three months ended March 31,
	2024	2023
Interest paid	$—	$—
Income taxes paid, net of refunds	$6,511	$5,329

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
15.Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the three months ended March 31, 2024 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2024	$537	$(72,157)	$(71,620)
Other comprehensive loss, net of tax	(63)	(6,530)	(6,593)
Balance as of March 31, 2024	$474	$(78,687)	$(78,213)
There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023, respectively.

16.     Subsequent Event
On March 22, 2024, the Company’s Board of Directors approved the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), subject to stockholders’ approval, to replace the 2015 Plan, which stockholders previously approved and which was set to expire on February 10, 2025, in accordance with its terms. On May 7, 2024, at the Company’s annual meeting of stockholders, the 2024 Plan was approved by the stockholders of the Company and will expire on March 21, 2034, unless earlier terminated by the Board of Directors. As a result, the 2015 Plan was terminated effective May 7, 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
In addition to historical information, certain statements included in this Quarterly Report on Form 10-Q may be forward-looking statements, including statements regarding the intent, belief or current expectations of the Company. These statements may include those concerning our possible or assumed future results of operations, business, strategy and current and future acquisitions, as well as the assumptions on which such statements are based. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements generally are identified by use of the words “anticipates,” “believes,” “estimates,” “hopes,” “may,” “will,” “seeks,” “protects,” “potential,” “predicts,” “expects,” “plans,” “intends,” “would,” “could,” “should,” or similar expressions, although not all forward-looking statements contain these identifying words. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (together, the “Risk Factors”), the factors discussed in Part I, Item 3 in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk” and any risks and uncertainties identified in our other filings with the SEC, as such risks, uncertainties and other important factors may be updated from time to time in our subsequent reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions and speak only as of the date they are made. We undertake no obligation to revise, update or publicly release the results of any revision to these forward-looking statements to reflect changed assumptions, new information or the occurrence of unanticipated events, unless required by law.
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
◦Acquire businesses on acceptable terms, execute on our investment strategies, successfully manage our growth, and integrate and realize anticipated synergies from such acquisitions;
◦Continue to expand our businesses and operations internationally in the wake of numerous risks, including adverse currency fluctuations, difficulty in staffing and managing international operations, higher operating costs as a percentage of revenues, or the implementation of adverse regulations;
◦Maintain our financial position, operating results and cash flows in the event that we incur new or unanticipated costs or tax liabilities, including those relating to federal and state income tax and indirect taxes, such as sales, value-added, and telecommunication taxes;
◦Manage certain risks related to the unauthorized use of our content and the infringement of our intellectual property rights by developers and users of generative artificial intelligence (“AI”);
◦Prevent system failures, security breaches, and other technological issues;
◦Accurately estimate the assumptions underlying our effective worldwide tax rate;
◦Maintain favorable relationships with critical third-party vendors that are financially stable;
◦Create compelling digital media content facilitating increased traffic and advertising levels and additional advertisers or an increase in advertising spend, and effectively target digital media advertisements to desired audiences;
◦Manage certain risks inherent to our business, such as costs associated with fraudulent activity, system failure, or security breach; effectively maintaining and managing our billing systems; the time and resources required to manage our legal proceedings; liability for legal and other claims; or adhering to our internal controls and procedures;
◦Compete with other similar providers with regard to price, service, and functionality;
◦Achieve business and financial objectives in light of burdensome domestic and international telecommunications, internet, or other regulations, including regulations related to data privacy, access, security, retention, and sharing;
◦Successfully adapt to technological changes and diversify services and related revenues at acceptable levels of financial return;
◦Successfully develop and protect our intellectual property, both domestically and internationally, including our brands, content, copyrights, patents, trademarks, and domain names from infringement by third parties, and avoid infringing upon the proprietary rights of others;
◦Manage certain risks associated with environmental, social, and governmental matters, including related reporting obligations, that could adversely affect our reputation and performance;
◦Recruit and retain key personnel and maintain the beneficial aspects of our corporate culture globally;
◦Meet our publicly announced guidance or other expectations about our business and future operating results; and
◦Avoid disruptions to our operations, financial position, and reputation as a result of the collapse of certain banks and potentially other financial institutions.
In addition, other factors that could cause actual results to differ materially from those anticipated in these forward-looking statements or materially impact our financial results include the risks associated with new accounting pronouncements, as well as those associated with natural disasters, public health crises, pandemics, and other catastrophic events outside of our control.

Overview
Ziff Davis, Inc. was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “the Company”, “our”, “us” or “we”), is a vertically focused digital media and internet company whose portfolio includes brands in technology, shopping, gaming and entertainment, connectivity, health and wellness, cybersecurity, and martech. Our Digital Media business specializes in the technology, shopping, gaming and entertainment, connectivity and healthcare markets, offering content, tools, and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription and license services to consumers and businesses including cybersecurity, privacy, and marketing technology.
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

Revenue Overview
Revenues from customers classified by revenue source are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Digital Media
Advertising and performance marketing	$156,096	$156,082
Subscription and licensing	73,467	69,148
Other	9,489	8,981
Total Digital Media revenues	$239,052	$234,211

Cybersecurity and Martech
Subscription and licensing	$75,452	$73,016
Total Cybersecurity and Martech revenues	$75,452	$73,016

Elimination of inter-segment revenues	(19)	(85)
Total Revenues	$314,485	$307,142
Performance Metrics
We use certain metrics to generally assess the operational and financial performance of our businesses. For our advertising and performance marketing businesses, net advertising revenue retention is an indicator of our ability to retain the spend of our existing customers year over year, which we view as a reflection of the effectiveness of our advertising platform. Similarly, we monitor the number of our customers and the revenue per customer, as defined below, as these metrics provide further details related to our reported revenue and contribute to certain of our business planning decisions.
The following table sets forth certain key operating metrics for our Digital Media advertising and performance marketing business for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Net advertising and performance marketing revenue retention (1)	91.6%	91.2%
Customers (2)	1,631	1,737
Quarterly revenue per customer (3)	$95,695	$89,857

(1)    Net advertising and performance marketing revenue retention equals (i) the trailing twelve months revenue recognized related to prior year customers in the current year period (excluding revenue from acquisitions during the stub period) divided by (ii) the trailing twelve months revenue recognized related to prior year customers in the prior year period (excluding revenue from acquisitions during the stub period). This excludes customers that generated less than $10,000 of revenue in the measurement period.
(2)    Excludes customers that spent less than $2,500 in the quarter.
(3)    Represents total gross quarterly advertising and performance marketing revenues divided by customers as defined in footnote (2).

For our subscription and licensing businesses, the number of subscribers that we serve is an indicator of our customer retention and growth. The average monthly revenue per customer and the churn rate also contribute to insights that contribute to certain of our business planning decisions.

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023 (4)
Customers (in thousands) (1)	3,343	3,175
Average quarterly revenue per customer (2)	$44.55	$44.78
Churn rate (3)	3.09%	3.30%

(1)    Represents the quarterly average of the end of month customer counts for both the Digital Media and Cybersecurity and Martech businesses. Resellers without visibility into the number of underlying customers served by the reseller are counted as one customer.
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
(4)Certain prior period key performance metrics in the table above have been adjusted for our Cybersecurity and Martech segment as a result of gaining greater transparency into a reseller relationship enabling us to identify the underlying customers and for our Digital Media segment to remove certain subscribers who have paused their subscription for more than one month and to include certain subscribers that are within the estimated active usage period of a lifetime subscription. The following table summarizes the adjustments made to previously reported amounts.

Three months ended March 31, 2023
Customers (in thousands)	159
Average quarterly revenue per customer	$(2.36)
Churn rate	0.02%

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024. During the three months ended March 31, 2024, there were no significant changes in our critical accounting policies and estimates. See Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company.
Results of Operations for the Three Months Ended March 31, 2024
Digital Media
We expect our Digital Media business to improve as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online, and we continue to expand our advertising platforms. The main focus of our platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks, and improve the effectiveness of our content in driving purchase decisions and subscriptions.
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
Revenues

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2024	2023
Revenues	$314,485	$307,142	2.4%
Our revenues consist of revenues from our Digital Media business and our Cybersecurity and Martech business. Digital Media revenues primarily consist of advertising and performance marketing revenues and subscription and licensing revenue earned through the granting of access to, or delivery of, certain data products or services to customers, fees paid for generating business leads, and licensing and sale of editorial content and trademarks. Cybersecurity and Martech revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.
Our revenues increased during the three months ended March 31, 2024 compared to the prior period primarily due to a $4.3 million increase in subscription and licensing revenue in our Digital Media business and a $2.5 million increase in subscription and licensing revenue in our Cybersecurity and Martech business. Included in revenue during the three months ended March 31, 2024 was $7.8 million of incremental revenue contributed by businesses acquired in 2023 and 2024. The Company considers revenue from an acquired business to become organic revenue in the first month in which the Company can compare that full month in the current year against the corresponding full month under its ownership in the prior year.
Direct costs

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2024	2023
Direct costs	$47,067	$45,730	2.9%
As a percent of revenue	15.0%	14.9%
Direct costs primarily consist of costs associated with content fees, production costs, royalty fees, and hosting costs. The increase in direct costs for the three months ended March 31, 2024 compared to the prior period was primarily due to a $2.7 million increase in web and database hosting fees and a $1.1 million increase in merchant fees, partially offset by a $1.4 million decrease in depreciation and amortization costs and a $0.9 million decrease in advertising inventory costs.
Sales and Marketing

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2024	2023
Sales and marketing	$117,000	$115,920	0.9%
As a percent of revenue	37.2%	37.7%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing expenses during the three months ended March 31, 2024, compared to the prior period was primarily due to $2.1 million higher personnel-related expenses and $1.4 million higher expenses for software purchases, partially offset by $2.7 million lower marketing expenses.

Research, Development, and Engineering

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2024	2023
Research, development, and engineering	$17,774	$17,914	(0.8)%
As a percent of revenue	5.7%	5.8%
Research, development, and engineering costs consist primarily of personnel-related expenses. The decrease in research, development, and engineering costs for the three months ended March 31, 2024, compared to the prior period was primarily due to lower personnel related costs due primarily to an increase in capitalized costs related to the nature of the projects in 2024 compared to 2023, partially offset by an increase in related consulting and professional fees.
General, Administrative, and Other Related Costs

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2024	2023
General, administrative, and other related costs	$96,783	$101,263	(4.4)%
As a percent of revenue	30.8%	33.0%
Our general, administrative, and other related costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance, and insurance costs. The decrease in general, administrative, and other related costs for the three months ended March 31, 2024 compared to the prior period was primarily due to a $4.6 million decrease in depreciation and amortization expense.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Direct costs	$61	$76
Sales and marketing	758	924
Research, development, and engineering	1,090	783
General, administrative, and other related costs	6,963	6,619
Total share-based compensation expense	$8,872	$8,402
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,		Percentage Change
	2024	2023
Interest expense, net	$(1,769)	$(4,480)	(60.5)%
Loss on sale of businesses	(3,780)	—	(100%)
Unrealized loss on short-term investments held at the reporting date, net	(10,705)	(20,345)	(47.4)%
Gain on investments, net	—	357	100.0%
Other loss, net	(104)	(908)	(88.5)%
Total non-operating expense	$(16,358)	$(25,376)	(35.5)%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net was $1.8 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively. Interest expense, net decreased during the three months ended March 31, 2024, compared to the prior period primarily due to higher interest income as a result of higher interest rates.
Loss on sale of business. Loss on sale of business during the three months ended March 31, 2024 represents the loss on disposal of an international asset at Digital Media within the shopping vertical.
Unrealized loss on short-term investments held at the reporting date, net. Unrealized loss on short-term investment held at the reporting date, net was $10.7 million and $20.3 million during the three months ended March 31, 2024 and 2023, respectively. The unrealized loss recorded during the periods presented represents the change in fair value of our investment in Consensus common stock.
Gain on investments, net. Gain on investments, net is generated from gains from investments in equity and debt securities. Gain on investments, net was zero and $0.4 million during the three months ended March 31, 2024 and 2023, respectively. Gain on investments, net recorded during the first quarter of 2023 was related to the disposition of Consensus common stock.
Other loss, net. Other loss, net is generated primarily from miscellaneous items and gains or losses on foreign currency. Other loss, net was $0.1 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively. The decrease during the three months ended March 31, 2024 compared to the prior period was primarily attributable to changes in gains or losses on foreign currency.
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
Provision for income taxes amounted to income tax expense of $8.2 million and income tax benefit of $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate was 42.2% and (65.6)% for the three months ended March 31, 2024 and 2023, respectively.
The increase in our effective income tax rate for the three months ended March 31, 2024 compared to the prior period was primarily attributable to the following:
1.an increase in our effective income tax rate during 2024 due to the recognition of a valuation allowance against a portion of our U.S. capital loss carryforwards, which resulted in a discrete tax charge of $3.2 million;
2.an increase in our effective income tax rate due to a decrease in the amount of unrealized losses recognized on our investment in Consensus common stock, which resulted in a lower tax benefit during the three months ended March 31, 2024; and
3.an increase in our effective income tax rate during 2024 due to a $1.0 million tax benefit recognized in 2023 related to the release of reserves for uncertain tax positions with no similar event during the three months ended March 31, 2024.
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
Loss from equity method investment was $0.6 million and $9.2 million, net of tax benefit, for the three months ended March 31, 2024 and 2023, respectively. The decrease in loss from equity method investment, net during the three months ended March 31, 2024 compared to the prior period was primarily due to a smaller decline in the value of the underlying investments.

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
Digital Media
The financial results are presented as follows (in thousands):

	Three months ended March 31,
	2024	2023
Revenue	$239,033	$234,126
Inter-business revenue	19	85
Total	239,052	234,211
Operating costs and expenses	207,447	205,742
Operating income	$31,605	$28,469
Digital Media’s net sales of $239.0 million for the three months ended March 31, 2024 increased $4.9 million, or 2.1%, compared to the prior period primarily due to $7.8 million of incremental revenue contributed by businesses acquired in 2023 and 2024, partially offset by an organic decline in other businesses.
Digital Media’s operating costs and expenses of $207.4 million for the three months ended March 31, 2024 increased $1.7 million, or 0.8%, compared to the prior period primarily due to higher direct costs and sales and marketing expenses, partially offset by lower general, administrative, and related costs.
As a result of these factors, Digital Media’s operating income of $31.6 million for the three months ended March 31, 2024 increased $3.1 million, or 11.0%, compared to the prior period.
Cybersecurity and Martech
The financial results are presented as follows (in thousands):

	Three months ended March 31,
	2024	2023
Revenue	$75,452	$73,016
Inter-business revenue	—	—
Total	75,452	78,192
Operating costs and expenses	56,043	61,413
Operating income	$19,409	$16,779
Cybersecurity and Martech’s net sales of $75.5 million for the three months ended March 31, 2024 increased $2.4 million, or 3.3%, compared to the prior period primarily due to the realization of functional intellectual property revenue in certain businesses during the period.
Cybersecurity and Martech’s operating costs and expenses of $56.0 million for the three months ended March 31, 2024 decreased $5.4 million, or 8.7% compared to the prior period primarily due to lower general, administrative, and related costs and direct costs.
As a result of these factors, Cybersecurity and Martech’s operating income of $19.4 million for the three months ended March 31, 2024 increased $2.6 million, or 15.7%.

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
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$734,779	$737,612
Short-term investments	16,404	27,109
Long-term investments	139,964	140,906
Cash, cash equivalents and investments	$891,147	$905,627
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash, cash equivalents and investments held in domestic jurisdiction	$712,072	$742,010
Cash, cash equivalents and investments held in foreign jurisdiction	179,075	163,617
Cash, cash equivalents and investments	$891,147	$905,627
For information on short-term and long-term investments of the Company, refer to Note 4 — Investments in Part I Item 1 of this Quarterly Report on Form 10-Q for further details.
Financings
As of March 31, 2024 and December 31, 2023, there were no amounts drawn under the Credit Agreement.
Material Cash Requirements
Ziff Davis’ long-term contractual obligations generally include its long-term debt as described above, interest on long-term debt, lease payments on its property and equipment, and holdback amounts in connection with certain business acquisitions. These long-term contractual obligations extend through 2031.
As of March 31, 2024, we and our subsidiaries had outstanding $1.0 billion in aggregate principal amount of indebtedness. As of March 31, 2024, our total future minimum lease payments are $27.9 million of which approximately $12.8 million future minimum lease payments are due in the succeeding twelve months.
As of March 31, 2024, our liability for uncertain tax positions was $36.6 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and share repurchases, if any, for at least the next 12 months.

Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities (in thousands):

	Three months ended March 31,		Change
	2024	2023
Net cash provided by operating activities	$75,558	$115,307	$(39,749)
Net cash used in investing activities	$(71,481)	$(38,791)	$(32,690)
Net cash used in financing activities	$(6,311)	$(9,483)	$3,172
Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $39.7 million decrease in net cash provided by operating activities during the three months ended March 31, 2024 compared to the prior period was primarily related to increased payments to our vendors during the current period, partially offset by an increase in collections from our customers. The decrease in net cash provided by operating activities includes the activities of TDS Gift Cards (“TDS”) from the date of the acquisition. TDS negatively impacted the Company’s net cash provided by operating activities by $39.1 million.
Investing Activities
The $32.7 million increase in net cash used in investing activities during the three months ended March 31, 2024 compared to the prior period was primarily related to higher cash used on business acquisitions during the three months ended March 31, 2024 compared to the 2023 period, partially offset by proceeds received on the sale of an international asset at Digital Media within the shopping vertical and lower expenditures on property and equipment.
Financing Activities
The $3.2 million decrease in net cash used in financing activities during the three months ended March 31, 2024 compared to the prior period was primarily related to lower payments made in connection with previously acquired businesses.
Stock Repurchase Program
On August 6, 2020, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program.
During the three months ended March 31, 2024, no shares were repurchased under the 2020 Program. As a result of the repurchases, to date, the number of shares of the Company’s common stock available for purchase under the 2020 Program as of March 31, 2024 was 4,741,308 shares. Refer to Note 10 — Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Ziff Davis undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2023 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2024.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2024, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of March 31, 2024 and December 31, 2023, we had $734.8 million and $737.6 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of March 31, 2024, the carrying value and the fair value of our fixed rate debt was $1.0 billion and $0.9 billion, respectively. This fixed rate debt matures as follows: $550.0 million in 2026 and $460.0 million in 2030. Interest rates have risen since these sources of financing were obtained, thus, we may not be able to refinance this fixed rate debt at similar rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during the three months ended March 31, 2024, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 5 — Fair Value Measurements and Note 7 — Debt to the Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Market Risk
Our investment in Consensus common stock, which has a carrying value of approximately $16.4 million as of March 31, 2024, is based upon the quoted market price of Consensus common stock. Our results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market.
(Losses) gains on the investment in Consensus common stock were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Realized gain on securities sold during the period	$—	$357
Unrealized loss recognized during the period on equity securities held at the reporting date	$(10,705)	$(20,345)
The carrying value of investment in Consensus common stock as of March 31, 2024 was $16.4 million, or approximately 0.4% of the Company’s consolidated total assets. A $2.00 increase or decrease in the share price of Consensus common stock would result in an unrealized gain or loss, respectively, of approximately $2.1 million.

Foreign Currency Risk
We conduct business in certain foreign markets, primarily in Canada, the United Kingdom, Australia, the European Union, Japan, Denmark, Sweden, and Norway. Our principal exposure to foreign currency risk relates to investment and intercompany debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, the British Pound Sterling, the Australian Dollar, the Euro, the Japanese Yen, the Danish Krone, the Swedish Krona, and the Norwegian Krone. If we are unable to settle our intercompany debts in a timely manner, we will remain exposed to foreign currency fluctuations.
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
During the three months ended March 31, 2024 and 2023, foreign exchange losses amounted to zero and $0.8 million, respectively.
Cumulative translation adjustments, net of tax, included in other comprehensive (loss) income for the three months ended March 31, 2024 and 2023 were $6.5 million and $(3.7) million, respectively.
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
As of March 31, 2024, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings
See discussion of legal proceedings in Note 8 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors
There has not been a material change in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
 None.
Issuer Purchases of Equity Securities
On August 6, 2020, the Board approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the three months ended March 31, 2024, no shares were repurchased under the 2020 Program. See Note 10 — Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cumulatively, as of March 31, 2024, the Company repurchased 5,258,692 shares, under the 2020 Program, at an aggregate cost of $401.8 million (including excise tax), which were subsequently retired. See Note 10 — Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q.
As a result of the Company’s share repurchases, as of March 31, 2024, the number of shares of the Company’s common stock available for purchase under the 2020 Program was 4,741,308 shares.
The following table details the repurchases that were made under and outside the 2020 Program, on a trade date basis, during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (3)
January 1, 2024 - January 31, 2024	14,995	$67.46	—	4,741,308
February 1, 2024 - February 29, 2024	248	$65.22	—	4,741,308
March 1, 2024 - March 31, 2024	42,994	$67.34	—	4,741,308
Total	58,237		—	4,741,308

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

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

3.4	Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Ziff Davis’ Current Report on Form 8-K filed on May 10, 2023 (File No. 0-25965))
10.1*	Form of Restricted Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2015 Stock Option Plan (1)
10.2*	Form of Performance Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2015 Stock Option Plan (1)
10.3*
Seventh Amendment to the Credit Agreement, dated as of April 10, 2024, among Ziff Davis, Inc., the Guarantors, the lenders party to the Amendment constituting Required Lenders and U. S. Bank National Association, as administrative agent for the Lenders.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith,
(1)    Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS, INC.
(registrant)

Date:	May 9, 2024	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2024	By:	/s/ LAYTH TAKI
Layth Taki
Chief Accounting Officer
(Principal Accounting Officer)