Form 10-Q
period 2024-06-30
ZIFF DAVIS, INC.
filed 2024-08-08
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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

There were 44,740,746 shares outstanding of the Registrant’s common stock as of August 2, 2024.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2024

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$687,234	$737,612
Short-term investments	—	27,109
Accounts receivable, net of allowances of $7,302 and $6,871, respectively	450,389	337,703
Prepaid expenses and other current assets	93,525	88,570
Total current assets	1,231,148	1,190,994
Long-term investments	152,421	140,906
Property and equipment, net of accumulated depreciation of $334,243 and $327,015, respectively	192,278	188,169
Intangible assets, net	385,820	325,406
Goodwill	1,626,270	1,546,065
Deferred income taxes	8,752	8,731
Other assets	67,125	70,751
TOTAL ASSETS	$3,663,814	$3,471,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$367,888	$123,256
Accrued employee related costs	29,974	50,068
Other accrued liabilities	28,446	43,612
Income taxes payable, current	6,695	14,458
Deferred revenue, current	198,382	184,549
Other current liabilities	12,420	15,890
Total current liabilities	643,805	431,833
Long-term debt	1,002,460	1,001,312
Deferred income taxes	66,349	45,503
Income taxes payable, noncurrent	—	8,486
Deferred revenue, noncurrent	6,816	8,169
Other long-term liabilities	74,497	82,721
TOTAL LIABILITIES	1,793,927	1,578,024
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 44,740,322 and 46,078,464 shares at June 30, 2024 and December 31, 2023, respectively	447	461
Additional paid-in capital	476,232	472,201
Retained earnings	1,471,543	1,491,956
Accumulated other comprehensive loss	(78,335)	(71,620)
TOTAL STOCKHOLDERS’ EQUITY	1,869,887	1,892,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,663,814	$3,471,022

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total revenues	$320,800	$326,016	$635,285	$633,158
Operating costs and expenses:
Direct costs	52,590	47,421	99,657	93,151
Sales and marketing	124,766	119,934	241,766	235,854
Research, development, and engineering	16,795	17,817	34,569	35,731
General, administrative, and other related costs	98,080	101,949	194,863	203,212
Total operating costs and expenses	292,231	287,121	570,855	567,948
Income from operations	28,569	38,895	64,430	65,210
Interest expense, net	(1,804)	(10,483)	(3,573)	(14,963)
Loss on sale of businesses	—	—	(3,780)	—
Unrealized loss on short-term investments held at the reporting date, net	—	(3,196)	(10,705)	(23,541)
Gain on investments	3,051	—	3,051	357
Other income (loss), net	5,267	(1,503)	5,163	(2,411)
Income before income tax expense and income (loss) from equity method investment	35,083	23,713	54,586	24,652
Income tax expense	(6,990)	(6,461)	(15,221)	(5,845)
Income (loss) from equity method investment, net of income taxes	8,817	(573)	8,172	(9,755)
Net income	$36,910	$16,679	$47,537	$9,052

Net income per common share:
Basic	$0.81	$0.36	$1.04	$0.19
Diluted	$0.77	$0.36	$1.02	$0.19
Weighted average shares outstanding:
Basic	45,492,809	46,798,800	45,676,726	46,892,504
Diluted	50,665,112	46,798,800	50,889,579	46,892,504

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$36,910	$16,679	$47,537	$9,052
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(463)	2,468	(6,993)	6,181
Change in fair value on available-for-sale investments, net of tax expense of $102 and tax benefit of $239 for the three months ended June 30, 2024 and 2023, respectively, and tax expense of $83 and tax benefit of $130 for the six months ended June 30, 2024 and 2023, respectively	341	(713)	278	(389)
Other comprehensive (loss) income, net of tax	(122)	1,755	(6,715)	5,792
Comprehensive income	$36,788	$18,434	$40,822	$14,844

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2024	2023
Net income	$47,537	$9,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,594	111,479
Non-cash operating lease costs	5,538	5,924
Share-based compensation	20,472	17,619
Provision for credit losses on accounts receivable	1,336	1,819
Deferred income taxes, net	(7,869)	(18,330)
Loss on sale of businesses	3,780	—
(Gain) loss from equity method investments	(8,172)	9,755
Unrealized loss on short-term investments held at the reporting date, net	10,705	23,541
Gain on investments	(3,051)	(357)
Other	1,779	3,834
Decrease (increase) in:
Accounts receivable	44,215	20,470
Prepaid expenses and other current assets	(9,138)	(13,038)
Other assets	(375)	(4,030)
Increase (decrease) in:
Accounts payable	(80,548)	(1,332)
Deferred revenue	13,108	(1,777)
Accrued liabilities and other current liabilities	(13,789)	(9,594)
Net cash provided by operating activities	126,122	155,035
Cash flows from investing activities:
Purchases of property and equipment	(53,633)	(55,250)
Acquisition of businesses, net of cash received	(56,698)	(9,492)
Proceeds from sale of equity investments	19,455	3,174
Proceeds from sale of businesses, net of cash divested	7,860	—
Other	(124)	(3,753)
Net cash used in investing activities	(83,140)	(65,321)
Cash flows from financing activities:
Repurchase of common stock	(87,928)	(62,678)
Issuance of common stock under employee stock purchase plan	4,525	4,724
Deferred payments for acquisitions	(7,417)	(6,679)
Other	(940)	21
Net cash used in financing activities	(91,760)	(64,612)
Effect of exchange rate changes on cash and cash equivalents	(1,600)	1,195
Net change in cash and cash equivalents	(50,378)	26,297
Cash and cash equivalents at beginning of period	737,612	652,793
Cash and cash equivalents at end of period	$687,234	$679,090

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended June 30, 2024
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, April 1, 2024	46,134,708	$461	$475,926	$1,503,838	$(78,213)	$1,902,012
Net income	—	—	—	36,910	—	36,910
Other comprehensive loss, net of tax expense of $102	—	—	—	—	(122)	(122)
Issuance of restricted stock, net	13,025	—	(100)	185	—	85
Issuance of shares under employee stock purchase plan	92,589	1	4,524	—	—	4,525
Repurchase and retirement of common stock	(1,500,000)	(15)	(15,723)	(69,172)	—	(84,910)
Share-based compensation	—	—	11,600	—	—	11,600
Other, net	—	—	5	(218)	—	(213)
Balance, June 30, 2024	44,740,322	$447	$476,232	$1,471,543	$(78,335)	$1,869,887

	Three months ended June 30, 2023
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, April 1, 2023	47,286,093	$473	$444,813	$1,530,665	$(81,336)	$1,894,615
Net income	—	—	—	16,679	—	16,679
Other comprehensive income, inclusive of tax benefit of $239	—	—	—	—	1,755	1,755
Issuance of restricted stock, net	9,370	—	(430)	73	—	(357)
Issuance of shares under employee stock purchase plan	87,098	1	4,724	—	—	4,725
Repurchase and retirement of common stock	(980,418)	(10)	(9,353)	(54,537)	—	(63,900)
Share-based compensation	—	—	9,217	—	—	9,217
Other, net	—	—	(51)	(1)	—	(52)
Balance, June 30, 2023	46,402,143	$464	$448,920	$1,492,879	$(79,581)	$1,862,682

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Six months ended June 30, 2024
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2024	46,078,464	$461	$472,201	$1,491,956	$(71,620)	$1,892,998
Net income	—	—	—	47,537	—	47,537
Other comprehensive loss, net of tax expense of $83	—	—	—	—	(6,715)	(6,715)
Issuance of restricted stock, net	69,269	—	(5,252)	1,414	—	(3,838)
Issuance of shares under employee stock purchase plan	92,589	1	4,524	—	—	4,525
Repurchase and retirement of common stock	(1,500,000)	(15)	(15,723)	(69,172)	—	(84,910)
Share-based compensation	—	—	20,472	—	—	20,472
Other, net	—	—	10	(192)	—	(182)
Balance, June 30, 2024	44,740,322	$447	$476,232	$1,471,543	$(78,335)	$1,869,887

	Six months ended June 30, 2023
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2023	47,269,446	$473	$439,681	$1,537,830	$(85,373)	$1,892,611
Net income	—	—	—	9,052	—	9,052
Other comprehensive income, inclusive of tax benefit of $130	—	—	—	—	5,792	5,792
Issuance of restricted stock, net	26,017	—	(3,766)	534	—	(3,232)
Issuance of shares under employee stock purchase plan	87,098	1	4,724	—	—	4,725
Repurchase and retirement of common stock	(980,418)	(10)	(9,353)	(54,537)	—	(63,900)
Share-based compensation	—	—	17,619	—	—	17,619
Other, net	—	—	15	—	—	15
Balance, June 30, 2023	46,402,143	$464	$448,920	$1,492,879	$(79,581)	$1,862,682

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
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024 and other filings with the SEC.
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
Direct costs - Direct costs represent the Company’s costs of revenue and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, processing fees, and depreciation and amortization expense.
For the three and six months ended June 30, 2024, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended December 31, 2023.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for enhanced disclosures about significant segment expenses. This update enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of this update is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this update are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This update will likely result in us including the additional required disclosures when adopted. We are currently evaluating the impact of adoption of this update will have on our consolidated financial statements and related disclosures and expect to adopt them for the year ended December 31, 2024.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the update require public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update also requires that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than a quantitative threshold. The amendments in this update are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the effect the adoption of this update will have on our consolidated financial statements and related disclosures.

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
The Digital Media business also generates revenues from marketing, performance marketing, production services, and the management of client gift card programs. Such revenues are generally recognized over the period in which the products or services are delivered.
Subscription and Licensing
Revenues from subscriptions is earned through the granting of access to, or delivery of, data products or services to customers. Subscriptions cover video games and related content, health information, data, and other copyrighted material. Revenues are also earned from listing fees, subscriptions to online publications, and from other sources. Subscription revenues are primarily recognized over the contract term. Revenues related to the provision of access to historical data for certain services are recorded at the time of delivery.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Digital Media
Advertising and performance marketing	$170,341	$175,083	$326,437	$331,165
Subscription and licensing	72,764	68,161	146,231	137,309
Other	8,712	9,626	18,201	18,607
Total Digital Media revenues	$251,817	$252,870	$490,869	$487,081

Cybersecurity and Martech
Subscription and licensing	$68,984	$73,196	$144,436	$146,212
Total Cybersecurity and Martech revenues	$68,984	$73,196	$144,436	$146,212

Elimination of inter-segment revenues	(1)	(50)	(20)	(135)
Total Revenues	$320,800	$326,016	$635,285	$633,158
The Company recorded $58.3 million and $30.3 million of revenue for the three months ended June 30, 2024 and 2023, respectively, and $132.4 million and $95.4 million of revenue for the six months ended June 30, 2024 and 2023, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
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
The Digital Media business also has licensing arrangements that have standalone functionality. As a result, the performance obligations are satisfied at a point in time.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Our Cybersecurity and Martech business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription-based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when any of the following materially distinct performance obligations are satisfied:
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
Transaction Price Allocation to Future Performance Obligations
As of June 30, 2024, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $86.8 million and is expected to be recognized as follows: 39% by December 31, 2024, 45% by December 31, 2025, and 16% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

3.Business Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expanding and diversifying its service offerings, enhancing its technology, and acquiring skilled personnel.
For the three and six months ended June 30, 2024, the Company recorded $12.3 million and $19.3 million of incremental revenue from the businesses acquired during the six months ended June 30, 2024 and 2023. Net income contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide.
2024 Acquisitions
The Company completed the following acquisitions during the six months ended June 30, 2024, paying the purchase price in cash in each transaction: (a) a purchase of 100% of the equity interest in TDS Gift Cards, acquired on February 5, 2024, a California-based digital gifting and branded payments platform, which is reported within our Digital Media segment; and (b) one other Digital Media acquisition.
The acquisition of TDS Gift Cards is expected to expand our ability to offer innovative shopping solutions to our merchant partners and broaden our capabilities to help facilitate commerce between consumers and some of the most highly visible brands. The other acquisition was completed in the second quarter of 2024 and is expected to provide access to new markets and expand the Company’s product lineup within the gaming and entertainment business. Total consideration for these transactions was $203.4 million, or $57.4 million, net of cash acquired.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table summarizes the allocation of the preliminary purchase consideration for the acquisition of TDS Gift Cards as of June 30, 2024 (in thousands):

Assets and Liabilities	Valuation (1)
Cash	$142,957
Accounts receivable and other current assets (2)	171,440
Intangible assets	108,924
Goodwill (2)	80,577
Other assets	289
Accounts payable and other current liabilities	(290,266)
Deferred tax liability, noncurrent	(25,580)
Other noncurrent liabilities	(861)
Total	$187,480

(1)During the three months ended June 30, 2024, we recorded a measurement period adjustment of $7.2 million primarily reducing goodwill and increasing customer relationships asset and other purchased intangibles.
(2)The fair value of the assets acquired includes accounts receivable of $170.8 million, of which none is expected to be uncollectible. None of the goodwill recognized is expected to be deductible for income tax purposes.
The preliminary amounts assigned to intangible assets by type for the acquisitions during the six months ended June 30, 2024 are summarized in the table below (in thousands):

	Gross Carrying Value	Weighted Average Estimated Life
Customer relationships	$88,695	10 years
Trade names and trademarks	3,727	6 years
Other purchased intangibles	22,253	8 years
Total gross carrying value	$114,675
The initial accounting for the 2024 acquisitions is incomplete due to the timing of available information and is subject to change. The Company has recorded provisional amounts for certain intangible assets as of June 30, 2024.
The Condensed Consolidated Statements of Operations since the date of each acquisition reflect the results of operations of the 2024 acquisitions since the date of the acquisition.
2023 Acquisitions
The Company completed two immaterial Digital Media acquisitions during the six months ended June 30, 2023, paying the purchase price in cash in each transaction.
The Condensed Consolidated Statements of Operations since the date of each acquisition reflect the results of operations of the 2023 acquisitions.
Goodwill recognized associated with these acquisitions during the six months ended June 30, 2023 was $6.6 million, all of which is expected to be deductible for income tax purposes. Approximately $7.2 million of definite-lived intangibles were recorded in connection with these acquisitions during the six months ended June 30, 2023.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
4.Investments
Investments consist of equity and debt securities.
Investment in equity securities
On October 7, 2021, we completed the separation of our cloud fax business (the “Separation”) into an independent publicly traded company. Following the Separation, the Company retained shares of publicly traded common stock of Consensus Cloud Solutions, Inc. (“Consensus”). During the three and six months ended June 30, 2023, the Company sold zero and 52,393 shares, respectively, of common stock of Consensus in the open market. As of December 31, 2023, the Company held approximately 1.0 million shares of the common stock of Consensus with the carrying value of $27.1 million, which was included in ‘Short-term investments’ in the Condensed Consolidated Balance Sheets. The Company accounted for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses were recognized in earnings. For the three months ended June 30, 2024 and 2023, the unrealized losses of zero and $3.2 million, respectively, were recorded in the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2024 and 2023, the unrealized losses of $10.7 million and $23.5 million, respectively, were recorded in the Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2024, the Company sold its remaining 1,034,295 shares of Consensus common stock in the open market.
On July 31, 2023, the Company entered into an agreement to purchase $25.0 million of equity in Xyla, Inc. (“Xyla”) for a minority ownership stake. This minority investment was made in the form of cash and shares of the Company’s common stock. The Company accounts for its investment in Xyla as an equity investment without a readily determinable fair value measured under the measurement alternative in accordance with ASC Topic 321, Investments — Equity Securities. As of each of June 30, 2024 and December 31, 2023, the carrying value of the investment in Xyla was $25.3 million, including transaction costs, and is included in ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
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
As of June 30, 2024, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $16.1 million, with a contractual maturity date that was more than one year but less than five years. As of December 31, 2023, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $15.7 million, with a contractual maturity date that was more than one year but less than five years. Cumulative gross unrealized gains on investment in corporate debt securities as of June 30, 2024 and December 31, 2023 were approximately $1.1 million and $0.7 million, respectively.
 There were no investments in an unrealized loss position as of June 30, 2024 and December 31, 2023.
During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
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
During the three months ended June 30, 2024 and 2023, the Company recognized income (loss) from the equity method investment, net of income taxes of $8.8 million and $(0.6) million, net of tax (expense) benefit, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized income (loss) from the equity method investment, net of income taxes of $8.2 million and $(9.8) million, net of tax (expense) benefit, respectively. The income (loss) in the periods presented were primarily the result of gains in the underlying investments.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
As of June 30, 2024, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $111.0 million. As of December 31, 2023, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $99.9 million. These equity securities are included in ‘Long-term investments’ in our Condensed Consolidated Balance Sheets.
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
On May 22, 2024, the Company sold its remaining investment in Consensus common stock. The investment in Consensus common stock was an investment in equity securities for which the Company elected the fair value option, and the fair value of the investment in Consensus common stock and subsequent fair value changes were included in our assets of and results from operations, respectively. As of December 31, 2023, our investment in Consensus common stock was remeasured at fair value based on Consensus’ closing stock price and had a balance of $27.1 million in the Condensed Consolidated Balance Sheets. The fair value of the investment in Consensus common stock was determined using quoted market prices, which is a Level 1 input. As of June 30, 2024, our investment in Consensus common stock was zero.
The Company has investment in a corporate debt security that does not have a readily determinable fair value because the acquired securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The investment in corporate debt securities is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt securities is determined primarily based on estimates and assumptions, including Level 3 inputs. As of June 30, 2024 and December 31, 2023, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 13% and 14%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of approximately one to three years, depending on the probability scenario, as of June 30, 2024 and as of December 31, 2023.
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
As of each of June 30, 2024 and December 31, 2023, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2024	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$327,384	$—	$—	$327,384	$327,384
Long-term investments:
Investment in corporate debt securities	—	—	16,059	16,059	16,059
Total assets measured at fair value	$327,384	$—	$16,059	$343,443	$343,443

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834

December 31, 2023	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$340,928	$—	$—	$340,928	$340,928
Short-term investments:
Consensus common stock	27,109	—	—	27,109	27,109
Long-term investments:
Investment in corporate debt securities	—	—	15,699	15,699	15,699
Total assets measured at fair value	$368,037	$—	$15,699	$383,736	$383,736

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three and six months ended June 30, 2024 and 2023, there were no transfers that occurred between levels.
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Six months ended June 30,
	2024		2023
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$2,834	$15,699	$555	$15,586
Fair value at date of acquisition	—	—	2,834	—
Fair value adjustments (1)	—	360	—	(519)
Balance as of June 30	$2,834	$16,059	$3,389	$15,067

(1)The fair value adjustments to the corporate debt securities in the table above were recorded in ‘Change in fair value on available-for-sale investments, net’ in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the three and six months ended June 30, 2024 and 2023.

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
Other Fair Value Disclosures
The fair value of the Company’s 4.625% Senior Notes and 1.75% Convertible Notes (as defined in Note 7 — Debt) was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 1 inputs. If such information is not available for the 1.75% Convertible Notes, the fair value is determined using cash flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature.
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$457,001	$415,759	$456,796	$405,408
1.75% Convertible Notes	$545,459	$510,576	$544,516	$519,492

6.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the six months ended June 30, 2024 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2024	$1,016,880	$529,185	$1,546,065
Goodwill acquired (1)	87,347	—	87,347
Goodwill removed due to sale of businesses (2)	(3,983)	—	(3,983)
Foreign exchange translation	(1,021)	(2,138)	(3,159)
Balance as of June 30, 2024	$1,099,223	$527,047	$1,626,270

(1)Goodwill recognized in connection with the acquisitions during the six months ended June 30, 2024 (see Note 3 — Business Acquisitions), which is not expected to be deductible for income tax purposes.
(2)During the six months ended June 30, 2024, in a cash transaction, the Company sold an international business at Digital Media within its shopping vertical, which resulted in $4.0 million of goodwill being removed in connection with this sale.
Goodwill as of each of June 30, 2024 and December 31, 2023 reflects accumulated impairment losses of $84.2 million in the Digital Media reportable segment. Following an impairment in 2023 to a reporting unit within the Digital Media reportable segment, there was no excess of reporting unit fair value over the carrying amount. As such, since this last impairment test, any further decrease in estimated fair value would result in an additional impairment charge to goodwill. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge. As of June 30, 2024, this reporting unit had goodwill of approximately $79.2 million. Further, as of June 30, 2024, there was one other reporting unit within the Digital Media reportable segment that had goodwill of approximately $98.1 million that may be at risk of impairment. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge. As of June 30, 2024, there were no other reporting units that have material goodwill at risk of impairment as of the most recent test date.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Intangible Assets Subject to Amortization
As of June 30, 2024, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$351,527	$206,765	$144,762
Customer relationships	780,139	585,139	195,000
Other purchased intangibles	401,988	355,930	46,058
Total	$1,533,654	$1,147,834	$385,820

As of December 31, 2023, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$347,895	$192,111	$155,784
Customer relationships	692,634	555,384	137,250
Other purchased intangibles	379,703	347,331	32,372
Total	$1,420,232	$1,094,826	$325,406

Amortization expense, included in ‘General, administrative, and other related costs’ in our Condensed Consolidated Statements of Operations, was approximately $27.8 million and $35.3 million for the three months ended June 30, 2024 and 2023, respectively, and $54.1 million and $68.6 million for the six months ended June 30, 2024 and 2023, respectively.

7.Debt
Long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	550,000	550,000
Total Notes	1,010,038	1,010,038
Credit Agreement	—	—
Less: Unamortized discount	(2,307)	(2,463)
Deferred issuance costs (1)	(5,271)	(6,263)
Total long-term debt	$1,002,460	$1,001,312

(1)Includes $4.5 million and $5.5 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of June 30, 2024 and December 31, 2023, respectively, and $0.7 million and $0.8 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, $550.0 million of principal of 1.75% Convertible Notes will mature in 2026 and $460.0 million of principal of 4.625% Senior Notes will mature in 2030.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of June 30, 2024.
Cumulatively as of June 30, 2024, the Company has repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes. There were no repurchases of 4.625% Senior Notes during the three and six months ended June 30, 2024 and June 30, 2023.
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
Under certain conditions set forth in the indenture, the 1.75% Convertible Notes bear additional interest of 0.50% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. During the three and six months ended June 30, 2023, the Company recorded $7.4 million of interest expense related to the 1.75% Convertible Notes for such additional interest. The Company paid $7.0 million of this interest obligation to the trustee under the indenture for the 1.75% Convertible Notes in August 2023. The Company recorded additional interest of $0.3 million in the third quarter of 2023 and paid the remaining $0.7 million in November 2023. As of August 1, 2023, the Company has complied with the conditions set forth in the indenture. As such , the cumulative $7.7 million interest expense was non-recurring.
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of June 30, 2024 and December 31, 2023, the market trigger conditions did not meet the conversion requirements of the 1.75%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of June 30, 2024, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 5,158,071 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.
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
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$2,406	$9,810	$4,812	$12,216
Amortization of deferred issuance costs	473	463	943	929
Total interest expense related to 1.75% Convertible Notes	$2,879	$10,273	$5,755	$13,145
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
Credit Agreement
On April 7, 2021, the Company entered into a $100.0 million credit agreement (as amended, the “Credit Agreement”). On June 18, 2024, the Company entered into a New Lender Joinder Agreement and Eighth Amendment (the “Joinder and Amendment”) to the Credit Agreement. The Joinder and Amendment provides for, among other things, (i) an increase in the Aggregate Revolving Loan Commitment by an aggregate principal amount of $250.0 million for a total of $350.0 million, (ii) an extension of the scheduled maturity date from April 7, 2026 to the earlier of (x) June 18, 2027 or (y) under certain limited circumstances, August 2, 2026, (iii) a “credit spread adjustment” for SOFR-based borrowings of 0.10% across all interest periods, (iv) the inclusion of limited conditionality borrowing mechanics with respect to certain borrowings and (v) certain other related amendments.
At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate”, and (z) one month Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment plus 1.00% or (ii) a rate per annum equal to Term SOFR plus a credit spread adjustment, in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.25% and the applicable margin relating to any Term SOFR loan will range from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company, plus a credit spread adjustment equal to 0.10%. The Company is permitted to make voluntary prepayments of the

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Credit Facility at any time without payment of a premium or penalty. The Credit Agreement is secured by an associated collateral agreement that provides for a lien on the majority of the Company’s assets and the assets of the guarantors, in each case, subject to customary exceptions.
As of June 30, 2024, there were no amounts outstanding under the Credit Agreement.
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the credit facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of June 30, 2024.

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
Litigation
From time to time, the Company and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against the Company and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. The Company does not believe, based on current knowledge, that any such legal proceedings or claims, including those set forth below, after giving effect to existing accrued liabilities, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows in a particular period.
Although the Company cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may have been incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The Company follows a thorough process in which it seeks to estimate the reasonably possible loss or range of loss, and only if it is unable to make such an estimate does it conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion of litigation, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
On March 24, 2021, Fritz Ringling filed a lawsuit in the District of Delaware (21-cv-00421-UNA) asserting substantially similar derivative claims, and on April 8, 2021, the district court consolidated the two actions under the caption In re J2 Global Stockholder Derivative Litigation. No.: 20-cv-01687-LPS. On June 4, 2024, the plaintiffs in the consolidated case dismissed their claims without prejudice.
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
The Company established reserves for these matters of $28.1 million as of each of June 30, 2024 and December 31, 2023, which are included in ‘Accounts payable’ and ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheet. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results, however, as of June 30, 2024 any potential range of loss is not estimable.

9.Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 19.9% and 27.2% for the three months ended June 30, 2024 and 2023, respectively, and 27.9% and 23.7% for the six months ended June 30, 2024 and 2023, respectively.
The Company’s effective tax rate for the three and six months ended June 30, 2024 was impacted disproportionately by the recognition and subsequent changes to a valuation allowance against a portion of its U. S. capital loss carryforwards. During the three months ended June 30, 2024, the Company reversed a portion of its valuation allowance, which resulted in a discrete tax benefit of $0.8 million. During the six months ended June 30, 2024, the Company recognized a net valuation allowance against a portion of its U. S. capital loss carryforwards, which resulted in a discrete tax charge of $2.5 million.
The Company’s effective tax rate for the three and six months ended June 30, 2023 was impacted due to the unrealized loss on the Company’s investment in Consensus, which resulted in a discrete tax benefit of approximately $0.8 million and $5.8 million during the three and six months ended June 30, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company had $37.1 million and $36.1 million, respectively, in liabilities for uncertain income tax positions included in ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense in our Condensed Consolidated Statements of Operations.
Certain taxes are prepaid during the year and, where appropriate, included in ‘Prepaid expenses and other current assets’ in our Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the Company’s prepaid taxes were $2.0 million and $4.7 million, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
10.Stockholders’ Equity
On August 6, 2020, the Company’s Board of Directors (the “Board”) approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans to execute repurchases under the 2020 Program. During the three and six months ended June 30, 2024, the Company repurchased 1,500,000 shares under the 2020 Program at an aggregate cost of approximately $84.9 million, including excise tax. During the three and six months ended June 30, 2023, the Company repurchased 980,418 shares under the 2020 Program at an aggregate cost of approximately $63.9 million, including excise tax. Cumulatively as of June 30, 2024, 6,758,692 shares were repurchased under the 2020 Program, at an aggregate cost of $486.7 million, including excise tax. As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of June 30, 2024 was 3,241,308 shares.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock and restricted stock units. During the three months ended June 30, 2024 and 2023, the Company purchased and retired 1,353 and 5,223 shares at an aggregate cost of approximately $0.1 million and $0.4 million, respectively, from plan participants for this purpose. During the six months ended June 30, 2024 and 2023, the Company purchased and retired 59,590 and 41,875 shares at an aggregate cost of approximately $4.0 million and $3.2 million, respectively, from plan participants for this purpose.

11.Share-Based Compensation
The Company’s share-based compensation plans include the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), the 2015 Stock Option Plan (the “2015 Plan”), and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.
On May 7, 2024, the 2024 Plan was approved by the stockholders of the Company and replaced the 2015 Stock Option Plan. The 2024 Plan permits the Company to issue shares of common stock to or for the benefit of employees, consultants, and non-employee directors of the Company and its subsidiaries as part of their compensation. The 2024 Plan provides for the grant of stock options, restricted stock, stock appreciation rights, restricted stock units, performance-based awards, and other incentive awards. Shares authorized but unissued under the 2015 Plan that were not subject to outstanding awards under the 2015 Plan as of May 7, 2024 were canceled. The total number of shares of the Company’s common stock that may be issued under the 2024 Plan shall not exceed 3,500,000 shares, plus any Returned Shares, as defined in the 2024 Plan, under the 2015 Plan and any shares under the 2024 Plan that are subsequently forfeited, canceled, reacquired by the Company, satisfied or are otherwise terminated (other than by exercise) or used to pay tax withholding obligations with respect to outstanding awards issued under the 2024 Plan. The 2024 Plan will expire on March 21, 2034, unless earlier terminated by the Board. Awards outstanding under the 2015 Plan were not impacted by the approval of the 2024 Plan. Collectively, the equity incentive plans are referred to herein as “Plans.”
As of June 30, 2024, 435,135 shares underlying options and 743,310 shares of restricted stock units were outstanding under the Plans. As of June 30, 2024, there were 3,488,228 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2024 Plan.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Share-Based Compensation Expense
The following table presents share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Direct costs	$62	$94	$123	$170
Sales and marketing	1,093	1,038	1,851	1,962
Research, development, and engineering	1,071	958	2,161	1,741
General, administrative, and other related costs	9,374	7,127	16,337	13,746
Total share-based compensation expense	$11,600	$9,217	$20,472	$17,619
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board, generally three to four years for senior staff (excluding market-based awards discussed below) and three to eight years for the Chief Executive Officer. The Company granted 390,284 and 291,159 shares of restricted stock units (excluding awards with market conditions below) (“RSUs”) during the six months ended June 30, 2024 and 2023, respectively.
The Company has awarded certain key employees market-based restricted stock (“PSAs”) and market-based restricted stock units (“PSUs”) pursuant to the Plans. Market-based awards granted prior to 2024 have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day look back (trading days). During the six months ended June 30, 2023, the Company awarded 167,606 PSUs at stock price targets ranging from $83.61 to $103.76 per share.
During the six months ended June 30, 2024, the Company awarded 308,970 equity classified PSUs that vest in shares of the Company’s stock ranging from 0% to 200% of the award based on the Company’s attainment of a relative Total Shareholder Return (“TSR”) target compared to the TSR of all listed companies in a market index over the respective one, two, and three-year performance periods. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company and all listed companies in a market index achieving the relative TSR targets.
Share-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
The per share weighted average grant-date fair value for the PSUs granted during the six months ended June 30, 2024 and 2023 were $87.17 and $70.07, respectively.
The assumptions used in determining the weighted-average fair values of PSUs granted during the periods presented are as follows:

	Six months ended June 30,
	2024	2023
Underlying stock price at valuation date	$66.88	$77.80
Expected volatility	32.9%	32.0%
Risk-free interest rate	4.3%	4.1%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Restricted stock award activity for the six months ended June 30, 2024 is set forth below:

	RSAs		PSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	95,718	$70.17	163,181	$36.27
Vested	(37,501)	71.21	—	—
Forfeited	(154)	77.75	—	—
Nonvested at June 30, 2024	58,063	$69.48	163,181	$36.27

Restricted stock unit activity for the six months ended June 30, 2024 is set forth below:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	506,425	$88.36	270,772	$77.09
Granted	390,284	66.22	308,970	87.17
Vested	(129,013)	84.13	—	—
Forfeited	(24,386)	79.82	(15,364)	78.91
Outstanding at June 30, 2024	743,310	$78.13	564,378	$82.55

(1)Represents the number of shares at 100% achievement.
As of June 30, 2024, the Company had unrecognized share-based compensation cost of approximately $75.9 million associated with these restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.6 years for RSAs and PSAs and 2.4 years for RSUs and PSUs.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
12.Earnings Per Share
The components of basic and diluted earnings (loss) per share are as follows (in thousands, except share and per share data):

	Three months ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net income	$36,910	$36,910	$16,679	$16,679
Less: Net income available to participating securities (1)	—	—	(2)	(2)
Plus: 1.75% Convertible Notes interest expense (after-tax)	—	2,159	—	—
Net income available to the Company’s common shareholders	$36,910	$39,069	$16,677	$16,677
Denominator:
Basic weighted-average outstanding shares of common stock	45,492,809	45,492,809	46,798,800	46,798,800
Dilutive effect of:
Equity incentive plans	—	14,232	—	—
Convertible debt	—	5,158,071	—	—
Diluted weighted-average outstanding shares of common stock	45,492,809	50,665,112	46,798,800	46,798,800

Net income per share:	$0.81	$0.77	$0.36	$0.36

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

	Six months ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net income	$47,537	$47,537	$9,052	$9,052
Less: Net income available to participating securities (1)	—	—	(2)	(2)
Plus: 1.75% Convertible Notes interest expense (after-tax)	—	4,317	—	—
Net income available to the Company’s common shareholders	$47,537	$51,854	$9,050	$9,050
Denominator:
Basic weighted-average outstanding shares of common stock	45,676,726	45,676,726	46,892,504	46,892,504
Dilutive effect of:
Equity incentive plans	—	54,782	—	—
Convertible debt	—	5,158,071	—	—
Diluted weighted-average outstanding shares of common stock	45,676,726	50,889,579	46,892,504	46,892,504

Net income per share:	$1.04	$1.02	$0.19	$0.19

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

For the three months ended June 30, 2024 and 2023, there were 1,322,295 and 1,548,331 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive primarily due to the average stock price during the 2024 and 2023 periods. For the six months ended June 30, 2024 and 2023, there were 1,136,167 and 1,548,331 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive primarily due to the average stock price during the 2024 and 2023 periods. During each of the three and six months ended June 30, 2024, zero shares related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation of the convertible debt instrument. For the three and six months ended June 30, 2023, 5,158,071 shares related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation of convertible debt instruments.

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
Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue by reportable segment:
Digital Media	$251,817	$252,870	$490,869	$487,081
Cybersecurity and Martech	68,984	73,196	144,436	146,212
Elimination of inter-segment revenues (1)	(1)	(50)	(20)	(135)
Total segment revenues	320,800	326,016	635,285	633,158
Corporate	—	—	—	—
Total revenues	$320,800	$326,016	$635,285	$633,158

Operating costs and expenses by reportable segment (2):
Digital Media	216,798	216,154	424,245	421,896
Cybersecurity and Martech	57,437	59,679	113,480	121,092
Elimination of inter-segment operating expenses	(1)	(50)	(20)	(135)
Total segment operating expenses	274,234	275,783	537,705	542,853
Corporate (3)	17,997	11,338	33,150	25,095
Total operating costs and expenses	292,231	287,121	570,855	567,948

Operating income by reportable segment:
Digital Media operating income	35,019	36,716	66,624	65,185
Cybersecurity and Martech operating income	11,547	13,517	30,956	25,120
Total segment operating income	46,566	50,233	97,580	90,305
Corporate (3)	(17,997)	(11,338)	(33,150)	(25,095)
Income from operations	$28,569	$38,895	$64,430	$65,210

(1)Inter-segment revenues relate to the Digital Media reportable segment.
(2)Operating expenses for each segment include direct costs and other operating expenses that are directly attributable to the segment, such as employee compensation expense, sales and marketing expenses, engineering and network operations expense, depreciation and amortization, and other administrative expenses.
(3)Corporate includes costs associated with general, administrative, and other related costs that are managed on a global basis and that are not directly attributable to any particular segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Six months ended June 30,
	2024	2023
Non-cash investing activity:
Property and equipment, accrued but unpaid	$—	$55
Right-of-use assets acquired in exchange for operating lease obligations	$—	$311

Supplemental data (in thousands):

	Six months ended June 30,
	2024	2023
Interest paid	$15,451	$15,443
Income taxes paid, net of refunds	$35,337	$29,966

15.Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the three months ended June 30, 2024 (in thousands):

	Unrealized Gains on Investments	Foreign Currency Translation	Total
Balance as of April 1, 2024	$474	$(78,687)	$(78,213)
Other comprehensive income (loss), net of tax	341	(463)	(122)
Balance as of June 30, 2024	$815	$(79,150)	$(78,335)
The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the six months ended June 30, 2024 (in thousands):

	Unrealized Gains on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2024	$537	$(72,157)	$(71,620)
Other comprehensive income (loss), net of tax	278	(6,993)	(6,715)
Balance as of June 30, 2024	$815	$(79,150)	$(78,335)
There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
16.     Subsequent Events
3.625% Convertible Notes
On July 16, 2024, the Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes due 2028 (the “3.625% Convertible Notes”) and paid an aggregate of approximately $135.0 million in cash in exchange for approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes (collectively, the “Exchange Transaction”) pursuant to separate, privately negotiated exchange agreements with certain holders of the 1.75% Convertible Notes. The Company also paid outstanding and accrued interest on the exchanged 1.75% Convertible Notes. The Exchange Transaction is expected to be accounted for as a debt modification.
The 3.625% Convertible Notes bear interest at a rate of 3.625% per annum on the principal amount thereof, payable semi-annually in arrears on September 1 and March 1 of each year, beginning on March 1, 2025, to the noteholders of record of the 3.625% Convertible Notes as of the close of business on the immediately preceding August 15 and February 15, respectively. The 3.625% Convertible Notes will mature on March 1, 2028, unless earlier converted or repurchased. The 3.625% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election.
Holders may surrender their 3.625% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2027 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than or equal to 130% of the applicable conversion price of the 3.625% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 3.625% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after December 1, 2027, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, at an initial conversion rate of 10 shares of the Company’s common stock per $1,000 principal amount of 3.625% Convertible Notes. The Company will settle conversions of the 3.625% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions.
The initial conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes, which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event.
The Company may not redeem the 3.625% Convertible Notes prior to the maturity date, and no sinking fund is provided for the 3.625% Convertible Notes.
The 3.625% Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 3.625% Convertible Notes; (ii) equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; (iii) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries
Share Repurchases
On August 2, 2024, the Board of the Company authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional 5 million shares of the Company’s common stock (the “Additional Authorization”) and (ii) an extension of the expiration date of the share repurchase program from August 6, 2025 to August 2, 2029. As a result of the Additional Authorization, the aggregate number of shares of the Company’s common stock under the 2020 Program increased from up to 10 million shares to up to 15 million shares of the Company’s common stock, with 8,241,308 shares remaining under the 2020 Program as of August 2, 2024.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Business Acquisition
On August 5, 2024, the Company and CNET Media, Inc. and certain CNET related companies (together, “CNET”) entered into an agreement for the Company’s acquisition of 100% of the equity interests of CNET for an aggregate price of approximately $150 million, subject to satisfaction of certain closing conditions. CNET is a digital media publication platform that is expected to be part of our technology business within our Digital Media segment.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
In addition to historical information, certain statements included in this Quarterly Report on Form 10-Q may be forward-looking statements, including statements regarding the intent, belief or current expectations of the Company. These statements may include those concerning our possible or assumed future results of operations, business, strategy and current and future acquisitions, as well as the assumptions on which such statements are based. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements generally are identified by use of the words “anticipates,” “believes,” “estimates,” “hopes,” “may,” “will,” “seeks,” “protects,” “potential,” “predicts,” “expects,” “plans,” “intends,” “would,” “could,” “should,” or similar expressions, although not all forward-looking statements contain these identifying words. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (together, the “Risk Factors”), the factors discussed in Part I, Item 3 in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”, and any risks and uncertainties identified in our other filings with the SEC, as such risks, uncertainties and other important factors may be updated from time to time in our subsequent reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions and speak only as of the date they are made. We undertake no obligation to revise, update or publicly release the results of any revision to these forward-looking statements to reflect changed assumptions, new information or the occurrence of unanticipated events, unless required by law.
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

Revenue Overview
Revenues from customers classified by revenue source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Digital Media
Advertising and performance marketing	$170,341	$175,083	$326,437	$331,165
Subscription and licensing	72,764	68,161	146,231	137,309
Other	8,712	9,626	18,201	18,607
Total Digital Media revenues	$251,817	$252,870	$490,869	$487,081

Cybersecurity and Martech
Subscription and licensing	$68,984	$73,196	$144,436	$146,212
Total Cybersecurity and Martech revenues	$68,984	$73,196	$144,436	$146,212

Elimination of inter-segment revenues	(1)	(50)	(20)	(135)
Total Revenues	$320,800	$326,016	$635,285	$633,158
Performance Metrics
We use certain metrics to generally assess the operational and financial performance of our businesses. For our advertising and performance marketing businesses, net advertising and performance marketing revenue retention is an indicator of our ability to retain the spend of our existing customers year over year, which we view as a reflection of the effectiveness of our advertising and performance marketing platform. Similarly, we monitor the number of our customers and the revenue per customer, as defined below, as these metrics provide further details related to our reported revenue and contribute to certain of our business planning decisions.
The following table sets forth certain key operating metrics for our Digital Media advertising and performance marketing business for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Net advertising and performance marketing revenue retention (1)	90.5%	89.8%
Customers (2)	1,682	1,924
Quarterly revenue per customer (3)	$101,273	$91,000

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

For our subscription and licensing businesses, the number of customers that we serve is an indicator of our customer retention and growth. The average quarterly revenue per customer and the churn rate also contribute to insights that contribute to certain of our business planning decisions.

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023 (7)
Digital Media
Customers (in thousands) (1)(6)	2,148	1,808
Average quarterly revenue per customer (3)(6)	$33.86	$37.74
Churn rate (4)(5)(6)	3.19%	3.69%

Cybersecurity and Martech
Customers (in thousands) (1)(2)	1,272	1,423
Average quarterly revenue per customer (3)	$54.25	$51.43
Churn rate (4)	4.03%	3.38%

Consolidated Total
Customers (in thousands) (1)(2)(6)	3,420	3,231
Average quarterly revenue per customer (3)(6)	$41.74	$43.75
Churn rate (4)(5)(6)	3.61%	3.52%

(1)    Represents the quarterly average of the end of month customer counts.
(2)    Resellers within Cybersecurity and Martech segment are counted as one customer when there is not visibility into the number of underlying customers served by the reseller.
(3)    Represents quarterly gross subscription and licensing revenues divided by customers as defined in footnote (1).
(4)    Churn rate is calculated as (i) the average revenue per customer in the prior month multiplied by the number of cancellations in the current month, calculated at each business and aggregated; divided by (ii) subscription and licensing revenue in the current month, calculated at each business and aggregated.
(5)    Within the Digital Media segment, the churn rate calculation for Ookla includes the sum of the monthly revenue from the specific cancelled agreements in the numerator.
(6)    The metric includes the sale of perpetual software licenses, revenue for which is recorded at a point-in time rather than over-time.
(7)    Certain prior period key performance metrics in the consolidated table above have been adjusted for our Cybersecurity and Martech segment as a result of gaining greater transparency into a reseller relationship enabling us to identify the underlying customers and for our Digital Media segment to remove certain subscribers who have paused their subscription for more than one month and to include certain subscribers that are within the estimated active usage period of a lifetime subscription. The following table summarizes the adjustments made to previously reported amounts.

Three months ended June 30, 2023
Customers (in thousands)	56
Average quarterly revenue per customer	$(0.76)
Churn rate	0.01%

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024. During the six months ended June 30, 2024, there were no significant changes in our critical accounting policies and estimates. See Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company.

Following an impairment in 2023 to a reporting unit within the Digital Media reportable segment, there was no excess of reporting unit fair value over the carrying amount. As such, since this last impairment test, any further decrease in estimated fair value would result in an additional impairment charge to goodwill. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge. As of June 30, 2024, this reporting unit had goodwill of approximately $79.2 million. Further, as of June 30, 2024, there was one other reporting unit within the Digital Media reportable segment that had goodwill of approximately $98.1 million that may be at risk of impairment. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge. As of June 30, 2024, there were no other reporting units that have material goodwill at risk of impairment as of the most recent test date.
Results of Operations for the Three and Six Months Ended June 30, 2024
Digital Media
We expect our Digital Media business to improve as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online, and we continue to expand our advertising platforms. The main focus of our platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand, data, content, and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks, and improve the effectiveness of our content in driving purchase decisions and subscriptions.
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
Revenues

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2024	2023		2024	2023
Revenues	$320,800	$326,016	(1.6)%	$635,285	$633,158	0.3%
Our revenues consist of revenues from our Digital Media business and our Cybersecurity and Martech business. Digital Media revenues primarily consist of advertising and performance marketing revenues and subscription and licensing revenues earned through the granting of access to, or delivery of, certain data products or services to customers, fees paid for generating business leads, and licensing and sale of editorial content and trademarks. Cybersecurity and Martech revenues primarily consist of revenues from “fixed” customer subscription and licensing revenues and “variable” revenues generated from actual usage of our services.
Our revenues decreased during the three months ended June 30, 2024 compared to the prior period primarily due to a $4.7 million decrease in advertising and performance marketing revenue in our Digital Media business and a $4.1 million decrease in subscription and licensing revenue in our Cybersecurity and Martech business, partially offset by a $4.6 million increase in subscription and licensing revenue in our Digital Media business.

Our revenues increased during the six months ended June 30, 2024 compared to the prior period primarily due to a $8.9 million increase in subscription and licensing revenue in our Digital Media business, partially offset by a $4.6 million decrease in advertising and performance marketing revenue in our Digital Media business and a $1.6 million decrease in subscription and licensing revenue in our Cybersecurity and Martech business.
Included in revenue during the three and six months ended June 30, 2024 was $1.5 million and $20.0 million of incremental revenue contributed by businesses acquired in 2023 and 2024.
Direct costs

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2024	2023		2024	2023
Direct costs	$52,590	$47,421	10.9%	$99,657	$93,151	7.0%
As a percent of revenues	16.4%	14.5%		15.7%	14.7%
Direct costs represent the Company’s costs of revenue and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, processing fees, and depreciation and amortization expense. The increase in direct costs for the three months ended June 30, 2024 compared to the prior period was primarily due to a $2.4 million increase in web and database hosting fees and a $1.7 million increase in processing fees. The increase in direct costs for the six months ended June 30, 2024 compared to the prior period was primarily due to a $5.0 million increase in web and database hosting fees, a $2.8 million increase in processing fees, and a $1.2 million increase in campaign fulfillment fees, partially offset by $1.8 million decrease in depreciation and amortization expense.
Sales and Marketing

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2024	2023		2024	2023
Sales and marketing	$124,766	$119,934	4.0%	$241,766	$235,854	2.5%
As a percent of revenues	38.9%	36.8%		38.1%	37.3%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing expenses during the three months ended June 30, 2024, compared to the prior period was primarily due to a $2.7 million increase in personnel-related expenses and a $1.5 million increase in expenses for software purchases. The increase in sales and marketing expenses during the six months ended June 30, 2024 compared to the prior period was primarily due to a $4.9 million increase in personnel-related expenses and a $2.9 million increase in expenses for software purchases, partially offset by a $2.1 million decrease in advertising and marketing expenses.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2024	2023		2024	2023
Research, development, and engineering	$16,795	$17,817	(5.7)%	$34,569	$35,731	(3.3)%
As a percent of revenues	5.2%	5.5%		5.4%	5.6%
Research, development, and engineering costs consist primarily of personnel-related expenses. The decrease in research, development, and engineering costs for the three months ended June 30, 2024, compared to the prior period was primarily due to a $1.1 million decrease in personnel-related costs as a result of an increase in capitalized costs related to the nature of the projects during the second quarter of 2024 compared to 2023. The decrease in research, development, and engineering costs for the six months ended June 30, 2024 compared to the prior period was primarily due to a $0.8 million decrease in personnel-related expenses.

General, Administrative, and Other Related Costs

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2024	2023		2024	2023
General, administrative, and other related costs	$98,080	$101,949	(3.8)%	$194,863	$203,212	(4.1)%
As a percent of revenues	30.6%	31.3%		30.7%	32.1%
Our general, administrative, and other related costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance, and insurance costs. The decrease in general, administrative, and other related costs for the three months ended June 30, 2024 compared to the prior period was primarily due to a $6.1 million decrease in expense from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses, and a $4.5 million decrease in depreciation and amortization expense, partially offset by a $3.8 million increase in personnel-related expenses. The decrease in general, administrative, and other related costs for the six months ended June 30, 2024 compared to the prior period was primarily due to a $9.0 million decrease in depreciation and amortization expense.
Share-Based Compensation Expense
The following table presents share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Direct costs	$62	$94	$123	$170
Sales and marketing	1,093	1,038	1,851	1,962
Research, development, and engineering	1,071	958	2,161	1,741
General, administrative, and other related costs	9,374	7,127	16,337	13,746
Total share-based compensation expense	$11,600	$9,217	$20,472	$17,619
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2024	2023		2024	2023
Interest expense, net	$(1,804)	$(10,483)	82.8%	$(3,573)	$(14,963)	76.1%
Loss on sale of businesses	—	—	0.0%	(3,780)	—	(100%)
Unrealized loss on short-term investments held at the reporting date, net	—	(3,196)	100.0%	(10,705)	(23,541)	54.5%
Gain on investments	3,051	—	100.0%	3,051	357	754.6%
Other income (loss), net	5,267	(1,503)	NM	5,163	(2,411)	NM
Total non-operating income (expense)	$6,514	$(15,182)	NM	$(9,844)	$(40,558)	75.7%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net was $1.8 million and $10.5 million for the three months ended June 30, 2024 and 2023, respectively, and $3.6 million and $15.0 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense, net decreased during the three and six months ended June 30, 2024, compared to the prior periods primarily due to 1) the absence from 2024 results of an additional non-recurring $7.4 million of interest expense on the 1.75% Convertible Notes at a rate of 0.50% per annum, that accumulated through June 30, 2023, and 2) higher interest income as a result of higher interest rates.
Loss on sale of business. Loss on sale of business during the six months ended June 30, 2024 represents the loss on disposal of an international business at Digital Media within the shopping vertical.

Unrealized loss on short-term investments held at the reporting date, net. During the three months ended June 30, 2024, the Company sold its remaining investment in Consensus common stock. Unrealized loss on short-term investment held at the reporting date, net was zero and $3.2 million during the three months ended June 30, 2024 and 2023, respectively. Unrealized loss on short-term investment held at the reporting date, net was $10.7 million and $23.5 million during the six months ended June 30, 2024 and 2023, respectively. The unrealized loss recorded during the periods presented represented the change in fair value of our investment in Consensus common stock.
Gain on investments. Gain on investments is generated from gains from investments in equity and debt securities. Gain on investments was $3.1 million and zero during the three months ended June 30, 2024 and 2023, respectively. Gain on investments was $3.1 million and $0.4 million during the six months ended June 30, 2024 and 2023, respectively. Gain on investments recorded during the periods presented related to the disposition of Consensus common stock.
Other income (loss), net. Other income (loss), net is generated primarily from miscellaneous items and gains or losses on foreign currency. Other income (loss), net was $5.3 million and $(1.5) million during the three months ended June 30, 2024 and 2023, respectively, and $5.2 million and $(2.4) million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily attributable to a reversal of a reserve established on a receivable from a buyer of a previously disposed business and to changes in gains or losses on foreign currency.
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
Provision for income taxes amounted to income tax expense of $7.0 million and $6.5 million for the three months ended June 30, 2024 and 2023, respectively, and $15.2 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 19.9% and 27.2% for the three months ended June 30, 2024 and 2023, respectively, and 27.9% and 23.7% for the six months ended June 30, 2024 and 2023, respectively.
The decrease in our effective income tax rate for the three months ended June 30, 2024 compared to the prior period was primarily attributable to the following:
1.a partial release of the valuation allowance against a portion of our U. S. capital loss carryforwards as a result of the sale of our investment in the Consensus common stock, which resulted in a discrete tax benefit of approximately $0.8 million; and
2.a recognition of foreign exchange tax losses on dividends received from the Company’s foreign subsidiaries, which resulted in a discrete tax benefit of $0.4 million.
The increase in our effective income tax rate for the six months ended June 30, 2024 compared to the prior period was primarily attributable to the following:
1.a recognition of a valuation allowance against a portion of our U.S. capital loss carryforwards, which resulted in a discrete tax charge of $2.5 million;
2.a decrease in the amount of unrealized losses recognized on our investment in Consensus common stock, which resulted in a lower tax benefit during the six months ended June 30, 2024; and
3.a $1.0 million tax benefit recognized in 2023 related to the release of reserves for uncertain tax positions with no similar event during the six months ended June 30, 2024.
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

Equity Method Investment
Income (loss) from equity method investment, net. Income or loss from equity method investment is primarily generated from our investment in the OCV Fund I, LP (the “OCV Fund”) for which we receive annual audited financial statements. The investment in the OCV Fund is presented net of tax and on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
Income from equity method investment was $8.8 million, net of income tax, for the three months ended June 30, 2024 compared to loss from equity method investment of $0.6 million, net of income taxes, for the three months ended June 30, 2023. Income from equity method investment was $8.2 million, net of income taxes, for the six months ended June 30, 2024 compared to loss from equity method investments of $9.8 million, net of income taxes, for the six months ended June 30, 2023, respectively. The increase in loss from equity method investment, net during the three months ended June 30, 2024 compared to the prior period was primarily due to a greater decline in the value of the underlying investments. The decrease in loss from equity method investment, net during the six months ended June 30, 2024 compared to the prior period was primarily due to a smaller decline in the value of the underlying investments.
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
Digital Media
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	$251,816	$252,820	$490,849	$486,946
Inter-business revenues	1	50	20	135
Total	251,817	252,870	490,869	487,081
Operating costs and expenses	216,798	216,154	424,245	421,896
Operating income	$35,019	$36,716	$66,624	$65,185
Digital Media’s revenues of $251.8 million for the three months ended June 30, 2024 decreased $1.0 million, or 0.4%, compared to the prior period primarily due to a $4.7 million decline in advertising and performance marketing revenue and a $0.9 million decline in other revenue, partially offset by a $4.6 million increase in subscription and licensing revenue. The decrease in advertising and performance marketing revenue was due primarily to lower revenue of $6.5 million within the Company’s health and wellness and technology businesses, partially offset by an increase in revenue in the gaming and entertainment business. The increase in subscription and licensing revenue was due primarily to higher revenue of $4.2 million within the Company’s health and wellness and connectivity businesses.
Digital Media’s revenues of $490.8 million for the six months ended June 30, 2024 increased $3.9 million, or 0.8%, compared to the prior period primarily due to a $8.9 million increase in subscription and licensing revenue, partially offset by a $4.6 million decline in advertising and performance marketing revenue. The increase in subscription and licensing revenue was due primarily to higher revenue of $8.1 million within the Company’s health and wellness and connectivity businesses. The decrease in advertising and performance marketing revenue was due primarily to lower revenue of $5.2 million within the Company’s health and wellness businesses.
Digital Media’s operating costs and expenses of $216.8 million for the three months ended June 30, 2024 increased $0.6 million, or 0.3%, compared to the prior period primarily due to higher direct costs and sales and marketing expenses, partially offset by lower general, administrative, and related costs. Digital Media’s operating costs and expenses of $424.2 million for the six months ended June 30, 2024 increased $2.3 million, or 0.6%, compared to the prior period primarily due to higher general, administrative, and related costs, offset by lower direct costs and sales and marketing expenses.

As a result of these factors, Digital Media’s operating income of $35.0 million for the three months ended June 30, 2024 decreased $1.7 million, or 4.6%, compared to the prior period. Digital Media’s operating income of $66.6 million for the six months ended June 30, 2024 increased $1.4 million, or 2.2%, compared to the prior period.
Cybersecurity and Martech
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	$68,984	$73,196	$144,436	$146,212
Inter-business revenues	—	—	—	—
Total	68,984	73,196	144,436	146,212
Operating costs and expenses	57,437	59,679	113,480	121,092
Operating income	$11,547	$13,517	$30,956	$25,120
Cybersecurity and Martech’s revenues of $69.0 million for the three months ended June 30, 2024 decreased $4.2 million, or 5.8%, compared to the prior period. The decrease of $4.2 million was driven by lower revenue of approximately $3.7 million within the Company’s cybersecurity business due primarily to lower revenue from the Company’s consumer privacy services during the three months ended June 30, 2024, as compared to the prior period.
Cybersecurity and Martech’s revenues of $144.4 million for the six months ended June 30, 2024 decreased $1.8 million, or 1.2%, compared to the prior period. The decrease of $1.8 million was driven by lower revenue of approximately $1.1 million within the Company’s cybersecurity business and $0.7 million within the Company’s martech business during the six months ended June 30, 2024, as compared to the prior period.
Cybersecurity and Martech’s operating costs and expenses of $57.4 million for the three months ended June 30, 2024 decreased $2.2 million, or 3.8% compared to the prior period primarily due to lower general, administrative, and related costs, partially offset by higher sales and marketing expenses. Cybersecurity and Martech’s operating costs and expenses of $113.5 million for the six months ended June 30, 2024 decreased $7.6 million, or 6.3%, compared to the prior period primarily due to lower general, administrative, and related costs and direct costs.
As a result of these factors, Cybersecurity and Martech’s operating income of $11.5 million for the three months ended June 30, 2024 decreased $2.0 million, or 14.6%. Cybersecurity and Martech’s operating income of $31.0 million for the six months ended June 30, 2024 increased $5.8 million, or 23.2%.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and debt financing. We continue to invest in the development and expansion of our operations using available cash flows from operations. Ongoing investments include, but are not limited to, improvements in our offerings, investments in new products and services, acquisitions, and continued investments in sales and marketing. We also use cash flows from operations to service our debt obligations and for the repurchase of our shares.
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$687,234	$737,612
Short-term investments	—	27,109
Long-term investments	152,421	140,906
Cash, cash equivalents and investments	$839,655	$905,627
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash, cash equivalents and investments held in domestic jurisdiction	$703,867	$742,010
Cash, cash equivalents and investments held in foreign jurisdiction	135,788	163,617
Cash, cash equivalents and investments	$839,655	$905,627
For information on short-term and long-term investments of the Company, refer to Note 4 — Investments in Part I Item 1 of this Quarterly Report on Form 10-Q for further details.
Financings
On June 18, 2024, the Company entered into a New Lender Joinder Agreement and Eighth Amendment (the “Joinder and Amendment”) to the Credit Agreement. The Joinder and Amendment provides for, among other things, (i) an increase in the Aggregate Revolving Loan Commitment by an aggregate principal amount of $250.0 million for a total of $350.0 million credit agreement, (ii) an extension of the scheduled maturity date from April 7, 2026 to the earlier of (x) June 18, 2027 and (y) under certain limited circumstances, August 2, 2026, (iii) a “credit spread adjustment” for SOFR-based borrowings of 0.10% across all interest period tenors, (iv) the inclusion of limited conditionality borrowing mechanics with respect to certain borrowings and (v) certain other related amendments.
As of June 30, 2024 and December 31, 2023, there were no amounts drawn under the Credit Agreement.
On July 16, 2024, the Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes due 2028 (the “3.625% Convertible Notes”) and paid an aggregate of approximately $135.0 million in cash in exchange for approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes (collectively, the “Exchange Transaction”) pursuant to separate, privately negotiated exchange agreements with certain holders of the 1.75% Convertible Notes. The Company also paid outstanding and accrued interest on the exchanged 1.75% Convertible Notes. The 3.625% Convertible Notes bear interest at a rate of 3.625% per annum on the principal amount thereof, payable semi-annually in arrears on September 1 and March 1 of each year, beginning on March 1, 2025, to the noteholders of record of the 3.625% Convertible Notes as of the close of business on the immediately preceding August 15 and February 15, respectively. The 3.625% Convertible Notes will mature on March 1, 2028, unless earlier converted or repurchased. The 3.625% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election. See Note 16 – Subsequent Events in Part I Item 1 of this Quarterly Report on Form 10-Q.
Material Cash Requirements
Ziff Davis’ long-term contractual obligations generally include its long-term debt as described in Note 7 – Debt in Part I Item 1 of this Quarterly Report on Form 10-Q, interest on long-term debt, lease payments on its property and equipment, and holdback amounts in connection with certain business acquisitions. These long-term contractual obligations extend through 2031.
As of June 30, 2024, we and our subsidiaries had outstanding $1.0 billion in aggregate principal amount of indebtedness. As of June 30, 2024, our total future minimum lease payments are $25.8 million of which approximately $12.0 million future minimum lease payments are due in the succeeding twelve months.
As of June 30, 2024, our liability for uncertain tax positions was $37.1 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and share repurchases, if any, for at least the next 12 months.
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities (in thousands):

	Six months ended June 30,		Change
	2024	2023
Net cash provided by operating activities	$126,122	$155,035	$(28,913)
Net cash used in investing activities	$(83,140)	$(65,321)	$(17,819)
Net cash used in financing activities	$(91,760)	$(64,612)	$(27,148)
Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $28.9 million decrease in net cash provided by operating activities during the six months ended June 30, 2024 compared to the prior period was primarily related to the timing of collections from our customers and increased payments to our vendors during the current period, partially offset by a reduction in prepaid expenses during the current period. The decrease in net cash provided by operating activities includes the activities of TDS Gift Cards (“TDS”) from the date of the acquisition. TDS negatively impacted the Company’s net cash provided by operating activities by $40.5 million.
Investing Activities
The $17.8 million increase in net cash used in investing activities during the six months ended June 30, 2024 compared to the prior period was primarily related to higher cash used on business acquisitions during the six months ended June 30, 2024 compared to the 2023 period, partially offset by proceeds received on the sale of our investment in Consensus common stock and proceeds received related to the sale of disposed businesses.
Financing Activities
The $27.1 million increase in net cash used in financing activities during the six months ended June 30, 2024 compared to the prior period was primarily related to increased share repurchases.

Stock Repurchase Program
On August 6, 2020, our Board of Directors (the “Board”) approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program.
A summary of share repurchases under the 2020 Program during the six months ended June 30, 2024 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of June 30, 2024
1,500,000	$84,910	3,241,308

(1)Includes the impact of excise taxes.
Cumulatively as of June 30, 2024, 6,758,692 shares have been repurchased under the 2020 Program, at an aggregate cost of $486.7 million (including excise tax). These shares were subsequently retired. Refer to Note 10 – Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
On August 2, 2024, the Board authorized an increase in the 2020 Program for an additional 5 million shares of the Company’s common stock and an extension of the expiration date of the 2020 Program from August 6, 2025 to August 2, 2029. As a result, the aggregate number of shares of the Company’s common stock under the 2020 Program increased from up to 10 million shares to up to 15 million shares of the Company’s common stock, with 8,241,308 shares remaining under the 2020 Program as of August 2, 2024.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2024, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of June 30, 2024 and December 31, 2023, we had $687.2 million and $737.6 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of June 30, 2024, the carrying value and the fair value of our fixed rate debt was $1.0 billion and $0.9 billion, respectively. Following the Exchange Transaction described in Note 16 - Subsequent Events to the Notes in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, our fixed rate debt matures as follows: $149.1 million in 2026, $263.1 million in 2028, and $460.0 million in 2030. Interest rates have risen since certain of these sources of financing were obtained, thus, we may not be able to refinance this fixed rate debt at similar or favorable rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during the six months ended June 30, 2024, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 5 — Fair Value Measurements and Note 7 — Debt to the Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Market Risk
During the three months ended June 30, 2024, we sold our remaining investment in Consensus common stock and recognized a gain of $3.1 million, which is included in ‘Gain on investments’ in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024. Our investment in Consensus common stock was based upon the quoted market price of Consensus common stock. Prior to the sale of our investment in Consensus common stock, our results of operations and financial condition were materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market.
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
During the three months ended June 30, 2024 and 2023, foreign exchange losses amounted to $0.4 million and $1.0 million, respectively. During the six months ended June 30, 2024 and 2023, foreign exchange losses amounted to $0.4 million and $1.9 million, respectively.

Cumulative translation adjustments, net of tax, included in Other comprehensive (loss) income, net for the three months ended June 30, 2024 and 2023 were $(0.5) million and $2.5 million, respectively; and for the six months ended June 30, 2024 and 2023 were $(7.0) million and $6.2 million, respectively.
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
As of June 30, 2024, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
 None.
Issuer Purchases of Equity Securities
On August 6, 2020, the Board approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. During the three months ended June 30, 2024, 1,500,000 shares were repurchased under the 2020 Program. See Note 10 — Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cumulatively, as of June 30, 2024, the Company repurchased 6,758,692 shares, under the 2020 Program, at an aggregate cost of $486.7 million (including excise tax), which were subsequently retired. See Note 10 — Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q.
As a result of the Company’s share repurchases, as of June 30, 2024, the number of shares of the Company’s common stock available for purchase under the 2020 Program was 3,241,308 shares.
The following table details the repurchases that were made under and outside the 2020 Program, on a trade date basis, during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (3)
April 1, 2024 - April 30, 2024	266	$66.77	—	4,741,308
May 1, 2024 - May 31, 2024	728,225	$56.21	727,138	4,014,170
June 1, 2024 - June 30, 2024	772,862	$55.89	772,862	3,241,308
Total	1,501,353		1,500,000	3,241,308

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

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

3.4	Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Ziff Davis’ Annual Report on Form 10-K filed on February 26, 2024. (File No. 0-25965))
4.1
Indenture, dated as of July 16, 2024, between Ziff Davis, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on July 16, 2024.(File No. 0-25965))

4.2
Form of certificate representing the 3.625% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Ziff Davis’ Current report on Form 8-K filed on July 16, 2024. (File No. 0-25965))

10.1 (1)
Form of Restricted Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on May 16, 2024 (File No. 0-25965))

10.2 (1)
Form of Performance Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on May 16, 2024 (File No. 0-25965))

10.3 (1)	Ziff Davis, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on May 13, 2024 (File No. 0-25965))
10.4
New Lender Joinder Agreement and Eighth Amendment to Credit Agreement, dated as of June 18, 2024, among Ziff Davis, Inc., the Lenders party thereto and U.S. Bank National Association, as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on June 25, 2024 (File No. 0-25965))

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
**    Furnished herewith.
(1)    Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS, INC.
(registrant)

Date:	August 8, 2024	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2024	By:	/s/ LAYTH TAKI
Layth Taki
Chief Accounting Officer
(Principal Accounting Officer)