Form 10-Q
period 2024-09-30
ZIFF DAVIS, INC.
filed 2024-11-08
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-25965
ZIFF DAVIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1053457
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
360 Park Avenue S, New York, New York 10010
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (212) 503-3500
Former name, former address and former fiscal year, if changed since last report:
114 5th Avenue, New York, New York 10011

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

There were 42,741,314 shares outstanding of the Registrant’s common stock as of November 4, 2024.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2024

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$386,122	$737,612
Short-term investments	—	27,109
Accounts receivable, net of allowances of $7,352 and $6,871, respectively	470,550	337,703
Prepaid expenses and other current assets	94,345	88,570
Total current assets	951,017	1,190,994
Long-term investments	152,817	140,906
Property and equipment, net of accumulated depreciation of $348,322 and $327,015, respectively	197,482	188,169
Intangible assets, net	470,774	325,406
Goodwill	1,572,854	1,546,065
Deferred income taxes	8,622	8,731
Other assets	65,879	70,751
TOTAL ASSETS	$3,419,445	$3,471,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$371,498	$123,256
Accrued employee related costs	33,829	50,068
Other accrued liabilities	36,557	43,612
Income taxes payable, current	10,470	14,458
Deferred revenue, current	204,029	184,549
Other current liabilities	11,011	15,890
Total current liabilities	667,394	431,833
Long-term debt	863,741	1,001,312
Deferred income taxes	53,577	45,503
Income taxes payable, noncurrent	—	8,486
Deferred revenue, noncurrent	7,513	8,169
Other long-term liabilities	74,908	82,721
TOTAL LIABILITIES	1,667,133	1,578,024
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 42,740,848 and 46,078,464 shares at September 30, 2024 and December 31, 2023, respectively	427	461
Additional paid-in capital	480,271	472,201
Retained earnings	1,335,083	1,491,956
Accumulated other comprehensive loss	(63,469)	(71,620)
TOTAL STOCKHOLDERS’ EQUITY	1,752,312	1,892,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,419,445	$3,471,022

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total revenues	$353,580	$340,985	$988,865	$974,143
Operating costs and expenses:
Direct costs	53,243	55,526	152,900	148,677
Sales and marketing	127,418	125,062	369,184	360,916
Research, development, and engineering	15,255	17,597	49,824	53,328
General, administrative, and other related costs	101,695	99,269	296,558	302,481
Goodwill impairment on business	85,273	56,850	85,273	56,850
Total operating costs and expenses	382,884	354,304	953,739	922,252
(Loss) income from operations	(29,304)	(13,319)	35,126	51,891
Interest expense, net	(4,024)	(2,817)	(7,597)	(17,780)
Loss on sale of businesses	—	—	(3,780)	—
Loss on investments, net	—	(6,019)	(7,654)	(29,203)
Other (loss) income, net	(2,633)	(3,571)	2,530	(5,982)
(Loss) income before income tax expense and (loss) income from equity method investment	(35,961)	(25,726)	18,625	(1,074)
Income tax expense	(12,539)	(5,335)	(27,760)	(11,180)
(Loss) income from equity method investment, net of tax	(77)	90	8,095	(9,665)
Net loss	$(48,577)	$(30,971)	$(1,040)	$(21,919)

Net loss per common share:
Basic	$(1.11)	$(0.67)	$(0.02)	$(0.47)
Diluted	$(1.11)	$(0.67)	$(0.02)	$(0.47)
Weighted average shares outstanding:
Basic	43,924,158	46,062,097	45,088,272	46,612,660
Diluted	43,924,158	46,062,097	45,088,272	46,612,660

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(48,577)	$(30,971)	$(1,040)	$(21,919)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14,514	(6,841)	7,521	(660)
Change in fair value on available-for-sale investments, net of tax expense of $118 and $93 for the three months ended September 30, 2024 and 2023, respectively, and tax expense of $200 and tax benefit of $37 for the nine months ended September 30, 2024 and 2023, respectively	352	309	630	(80)
Other comprehensive income (loss), net of tax	14,866	(6,532)	8,151	(740)
Comprehensive (loss) income	$(33,711)	$(37,503)	$7,111	$(22,659)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2024	2023
Net loss	$(1,040)	$(21,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	151,945	167,333
Non-cash operating lease costs	8,392	7,248
Share-based compensation	30,633	24,393
Provision for credit losses on accounts receivable	2,289	2,296
Deferred income taxes	(14,575)	(25,658)
Loss on sale of businesses	3,780	—
Goodwill impairment on business	85,273	56,850
(Income) loss from equity method investments, net	(8,095)	9,665
Loss on investments, net	7,654	29,203
Other	2,390	5,113
Decrease (increase) in:
Accounts receivable	46,576	11,043
Prepaid expenses and other current assets	(8,152)	(10,059)
Other assets	(2,794)	(7,961)
Increase (decrease) in:
Accounts payable	(66,313)	1,955
Deferred revenue	9,269	(6,820)
Accrued liabilities and other current liabilities	(15,150)	(14,839)
Net cash provided by operating activities	232,082	227,843
Cash flows from investing activities:
Purchases of property and equipment	(79,476)	(82,476)
Acquisition of businesses, net of cash received	(211,526)	(9,492)
Purchases of equity method investment	—	(11,790)
Proceeds from sale of equity investments	19,455	3,174
Proceeds from sale of businesses, net of cash divested	7,860	—
Other	(884)	(4,154)
Net cash used in investing activities	(264,571)	(104,738)
Cash flows from financing activities:
Payment of debt	(134,989)	—
Repurchase of common stock	(183,981)	(107,341)
Issuance of common stock under employee stock purchase plan	4,525	4,725
Deferred payments for acquisitions	(7,442)	(14,141)
Other	(1,209)	(53)
Net cash used in financing activities	(323,096)	(116,810)
Effect of exchange rate changes on cash and cash equivalents	4,095	1,536
Net change in cash and cash equivalents	(351,490)	7,831
Cash and cash equivalents at beginning of period	737,612	652,793
Cash and cash equivalents at end of period	$386,122	$660,624

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended September 30, 2024
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, July 1, 2024	44,740,322	$447	$476,232	$1,471,543	$(78,335)	$1,869,887
Net loss	—	—	—	(48,577)	—	(48,577)
Other comprehensive income, net of tax expense of $(118)	—	—	—	—	14,866	14,866
Issuance of restricted stock, net	526	—	(198)	88	—	(110)
Issuance of shares under employee stock purchase plan	—	—	—	—	—	—
Repurchase and retirement of common stock	(2,000,000)	(20)	(9,250)	(87,650)	—	(96,920)
Share-based compensation	—	—	10,161	—	—	10,161
Increase in fair value of conversion feature on 3.625% Convertible Notes, net of tax effect of $1,000	—	—	3,001	—	—	3,001
Other, net	—	—	325	(321)	—	4
Balance, September 30, 2024	42,740,848	$427	$480,271	$1,335,083	$(63,469)	$1,752,312

	Three months ended September 30, 2023
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, July 1, 2023	46,402,143	$464	$448,920	$1,492,879	$(79,581)	$1,862,682
Net loss	—	—	—	(30,971)	—	(30,971)
Other comprehensive loss, inclusive of tax expense of $(93)	—	—	—	—	(6,532)	(6,532)
Issuance of restricted stock, net	2,041	—	(265)	35	—	(230)
Issuance of common stock, net	186,102	2	13,420	—	—	13,422
Repurchase and retirement of common stock	(605,428)	(6)	(6,035)	(34,978)	—	(41,019)
Share-based compensation	—	—	6,774	—	—	6,774
Other, net	—	—	(2)	14	—	12
Balance, September 30, 2023	45,984,858	$460	$462,812	$1,426,979	$(86,113)	$1,804,138

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Nine months ended September 30, 2024
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2024	46,078,464	$461	$472,201	$1,491,956	$(71,620)	$1,892,998
Net loss	—	—	—	(1,040)	—	(1,040)
Other comprehensive income, net of tax expense of $(200)	—	—	—	—	8,151	8,151
Issuance of restricted stock, net	69,795	—	(5,450)	1,502	—	(3,948)
Issuance of shares under employee stock purchase plan	92,589	1	4,524	—	—	4,525
Repurchase and retirement of common stock	(3,500,000)	(35)	(24,973)	(156,822)	—	(181,830)
Share-based compensation	—	—	30,633	—	—	30,633
Increase in fair value of conversion feature on 3.625% Convertible Notes, net of tax effect of $1,000	—	—	3,001	—	—	3,001
Other, net	—	—	335	(513)	—	(178)
Balance, September 30, 2024	42,740,848	$427	$480,271	$1,335,083	$(63,469)	$1,752,312

	Nine months ended September 30, 2023
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2023	47,269,446	$473	$439,681	$1,537,830	$(85,373)	$1,892,611
Net loss	—	—	—	(21,919)	—	(21,919)
Other comprehensive loss, inclusive of tax benefit of $37	—	—	—	—	(740)	(740)
Issuance of restricted stock, net	28,058	—	(4,031)	569	—	(3,462)
Issuance of shares under employee stock purchase plan	87,098	1	4,724	—	—	4,725
Issuance of common stock, net	186,102	2	13,420	—	—	13,422
Repurchase and retirement of common stock	(1,585,846)	(16)	(15,388)	(89,515)	—	(104,919)
Share-based compensation	—	—	24,393	—	—	24,393
Other, net	—	—	13	14	—	27
Balance, September 30, 2023	45,984,858	$460	$462,812	$1,426,979	$(86,113)	$1,804,138

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
The results of operations for this interim period are not necessarily indicative of the operating results that may be expected for the full year or for any future period.
Description of Business
Ziff Davis is a vertically focused digital media and internet company whose portfolio includes brands in technology, shopping, gaming and entertainment, connectivity, health and wellness, cybersecurity, and martech. Our Digital Media business specializes in the technology, shopping, gaming and entertainment, connectivity, and healthcare markets, offering content, tools, and services to consumers and businesses. Our Cybersecurity and Martech business provides cloud-based subscription and license services to consumers and businesses including cybersecurity, privacy, and marketing technology.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the year ended December 31, 2023.
Direct costs - Direct costs represent the Company’s costs of revenue and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, processing fees, and depreciation and amortization expense.
For the three and nine months ended September 30, 2024, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended December 31, 2023.
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
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the expiration date of Accounting Standards Codification (“ASC”) Topic 848 from December 31, 2022 to December 31, 2024. We do not anticipate that adoption of this standard will have a material impact on our consolidated financial statements and related disclosures.
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
Advertising and Performance Marketing
Revenues from the delivery of advertising services are earned on websites that are owned and operated by us and on those websites that are part of Digital Media’s advertising network. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when any of the following performance obligations are satisfied: (i) when an advertisement is placed for viewing, (ii) when a qualified sales lead is delivered, (iii) when a visitor “clicks through” on an advertisement, or (iv) when commissions are earned upon the sale of an advertised product.
The Digital Media business also generates revenues from marketing, performance marketing, production services, and the management of client gift card programs. Such revenues are generally recognized over the period in which the products or services are delivered.
Subscription and Licensing
Revenues from subscriptions are earned through the granting of access to, or delivery of, data products or services to customers. Subscriptions cover video games and related content, health information, data, and other copyrighted material. Revenues are also earned from listing fees, subscriptions to online publications, and from other sources. Subscription revenues are primarily recognized over the contract term. Revenues related to the provision of access to historical data for certain services are recorded at the time of delivery.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Digital Media subscription and licensing revenues also include revenues from transactions involving the sale of perpetual software licenses, related software support, and maintenance. Revenue is recognized for software transactions with multiple performance obligations after (i) the contract has been approved and we are committed to perform the respective obligations and (ii) we can identify and quantify each obligation and its respective selling price. Once the respective performance obligations have been identified and quantified, revenue will be recognized when the obligations are met, either over time or at a point in time, depending on the nature of the obligation.
Revenues from software license performance obligations are generally recognized upfront at the point in time that the software is made available to the customer for download and use. Revenues from related software support and maintenance are generally recognized ratably over the contractual period, because technical support, unspecified software product upgrades, maintenance releases, and patches are provided to customers on an as needed basis, and are available during the term of the support period. We are obligated to make the support services available continuously throughout the contract period.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Digital Media
Advertising and performance marketing	$193,626	$183,008	$520,063	$514,173
Subscription and licensing	77,450	71,858	223,681	209,167
Other	12,491	13,085	30,692	31,692
Total Digital Media revenues	$283,567	$267,951	$774,436	$755,032

Cybersecurity and Martech
Subscription and licensing	$70,039	$73,051	$214,475	$219,263
Total Cybersecurity and Martech revenues	$70,039	$73,051	$214,475	$219,263

Elimination of inter-segment revenues	(26)	(17)	(46)	(152)
Total Revenues	$353,580	$340,985	$988,865	$974,143
The Company recorded $33.9 million and $27.8 million of revenue for the three months ended September 30, 2024 and 2023, respectively, and $166.3 million and $140.9 million of revenue for the nine months ended September 30, 2024 and 2023, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
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
Transaction Price Allocation to Future Performance Obligations
As of September 30, 2024, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $80.3 million and is expected to be recognized as follows: 23% by December 31, 2024, 54% by December 31, 2025, and 23% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

3.Business Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expanding and diversifying its service offerings, enhancing its technology, and acquiring skilled personnel.
For the three and nine months ended September 30, 2024, the Company recorded $20.7 million and $40.0 million, respectively, of incremental revenue from the businesses acquired during the nine months ended September 30, 2024. Net income contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide.
2024 Acquisitions
The Company completed the following acquisitions during the nine months ended September 30, 2024, paying the purchase price in cash in each transaction: (a) a purchase of 100% of the equity interest in TDS Gift Cards (“TDS”), acquired on February 5, 2024, a digital gifting and branded payments platform, which is reported within our Digital Media segment; (b) a purchase of 100% of the equity interest in CNET Media, Inc. and certain related entities (“CNET”), acquired on September 12, 2024, a digital media publication platform, which is reported within our Digital Media segment; and (c) one other immaterial Digital Media acquisition. The acquisition of TDS is expected to expand our ability to offer innovative shopping solutions to our merchant partners and broaden our capabilities to help facilitate commerce between consumers and some of the most highly visible brands. The acquisition of CNET is expected to allow us to reach a wider audience that is attractive to advertisers in the technology space. Total consideration for all businesses acquired in 2024 was $358.2 million, or $212.3 million, net of cash acquired.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table summarizes the allocation of the preliminary purchase consideration for the acquisition of TDS and CNET as of September 30, 2024 (in thousands):

	Valuation
Assets and Liabilities	TDS (1)	CNET
Cash	$142,957	$—
Accounts receivable and other current assets (2)	171,290	21,930
Intangible assets	108,924	111,650
Goodwill (2)	80,835	24,930
Deferred tax asset, noncurrent (3)	—	7,355
Other assets	289	655
Accounts payable and other current liabilities	(290,266)	(3,841)
Deferred tax liability, noncurrent	(25,580)	—
Deferred revenue, noncurrent	—	(7,958)
Other noncurrent liabilities	(861)	—
Total	$187,588	$154,721

(1)During the three months ended September 30, 2024, we recorded a measurement period adjustment increasing goodwill by $0.3 million with a corresponding adjustment to current assets.
(2)The fair value of the assets acquired includes accounts receivable of $170.7 million for TDS and $21.2 million related to CNET, of which none is expected to be uncollectible. None of the goodwill recognized is expected to be deductible for income tax purposes.
(3)Deferred tax asset balance for CNET is presented within ‘Deferred income taxes’ on the Condensed Consolidated Balance Sheets.
The preliminary amounts assigned to intangible assets by type for all acquisitions during the nine months ended September 30, 2024 are summarized in the table below (in thousands):

	Gross Carrying Value	Weighted Average Estimated Life
Customer relationships	$152,595	10 years
Trade names and trademarks	27,027	9 years
Other purchased intangibles	46,703	5 years
Total gross carrying value	$226,325
The initial accounting for the 2024 acquisitions is incomplete due to the timing of available information and is subject to change. The Company has recorded provisional amounts for certain intangible assets as of September 30, 2024.
The accompanying Condensed Consolidated Statements of Operations reflects the results of operations of the 2024 acquisitions since the date of each respective acquisition.
Unaudited Pro Forma Financial Information for the 2024 Acquisitions
The following unaudited pro forma information reflects the combined results from these acquisitions had they occurred on January 1, 2023. This information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired businesses been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2023. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$370,719	$378,343	$1,050,666	$1,075,400
Net loss	$(51,585)	$(34,772)	$(15,451)	$(46,950)
Loss per common share - Basic	$(1.17)	$(0.75)	$(0.34)	$(1.01)
Loss per common share - Diluted	$(1.17)	$(0.75)	$(0.34)	$(1.01)
2023 Acquisitions
The Company completed two immaterial Digital Media acquisitions during the nine months ended September 30, 2023, paying the purchase price in cash in each transaction.
The accompanying Condensed Consolidated Statements of Operations reflects the results of operations of the 2023 acquisitions since the date of each respective acquisition.
Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2023 was $6.3 million, all of which is expected to be deductible for income tax purposes. Approximately $7.2 million of definite-lived intangibles were recorded in connection with these acquisitions during the nine months ended September 30, 2023.

4.Investments
Investments consist of equity and debt securities.
Investment in equity securities
On October 7, 2021, we completed the separation of our cloud fax business (the “Separation”) into an independent publicly traded company. Following the Separation, the Company retained shares of publicly traded common stock of Consensus Cloud Solutions, Inc. (“Consensus”). During the three and nine months ended September 30, 2023, the Company sold zero and 52,393 shares, respectively, of common stock of Consensus in the open market. As of December 31, 2023, the Company held approximately 1.0 million shares of the common stock of Consensus with the carrying value of $27.1 million, which was included in ‘Short-term investments’ in the Condensed Consolidated Balance Sheets. The Company accounted for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses were recognized in earnings. During the second quarter of 2024, the Company sold its remaining 1,034,295 shares of Consensus common stock in the open market. For the three months ended September 30, 2024 and 2023, losses of zero and $6.0 million, respectively, were recorded in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2024 and 2023, losses of $7.7 million and $29.2 million, respectively, were recorded in the Condensed Consolidated Statement of Operations.
On July 31, 2023, the Company entered into an agreement to purchase $25.0 million of equity in Xyla, Inc. (“Xyla”) for a minority ownership stake. This minority investment was made in the form of cash and shares of the Company’s common stock. The Company accounts for its investment in Xyla as an equity investment without a readily determinable fair value measured under the measurement alternative in accordance with ASC Topic 321, Investments — Equity Securities. As of each September 30, 2024 and December 31, 2023, the carrying value of the investment in Xyla was $25.3 million, including transaction costs, and is included in ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
As of September 30, 2024, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $16.5 million, with a contractual maturity date that was more than one year but less than five years. As of December 31, 2023, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $15.7 million, with a contractual maturity date that was more than one year but less than five years. Cumulative gross unrealized gains on investment in corporate debt securities as of September 30, 2024 and December 31, 2023 were approximately $1.5 million and $0.7 million, respectively.
 There were no investments in an unrealized loss position as of September 30, 2024 and December 31, 2023.
During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
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
During the three months ended September 30, 2024 and 2023, the Company recognized (loss) income from the equity method investment of $(0.1) million and $0.1 million, net of tax benefit (expense), respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized income (loss) from the equity method investment of $8.1 million and $(9.7) million, net of tax (expense) benefit, respectively. The income (loss) in the periods presented were primarily the result of gains or losses in the underlying investments.
As of September 30, 2024, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $110.9 million. As of December 31, 2023, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $99.9 million. These equity securities are included in ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
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
The fair value of the Company’s investment in Consensus common stock was determined using quoted market prices, which is a Level 1 input. On May 22, 2024, the Company sold its remaining investment in Consensus common stock (see Note 4 - Investments).

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Company has investment in a corporate debt security that does not have a readily determinable fair value because the acquired securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The investment in corporate debt securities is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt securities is determined primarily based on estimates and assumptions, including Level 3 inputs. As of September 30, 2024 and December 31, 2023, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 13% and 15%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of approximately one to two years, depending on the probability scenario, as of September 30, 2024 and as of December 31, 2023.
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
As of September 30, 2024 and December 31, 2023, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2024	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$49,568	$—	$—	$49,568	$49,568
Long-term investments:
Investment in corporate debt securities	—	—	16,529	16,529	16,529
Total assets measured at fair value	$49,568	$—	$16,529	$66,097	$66,097

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834

December 31, 2023	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$340,928	$—	$—	$340,928	$340,928
Short-term investments:
Consensus common stock	27,109	—	—	27,109	27,109
Long-term investments:
Investment in corporate debt securities	—	—	15,699	15,699	15,699
Total assets measured at fair value	$368,037	$—	$15,699	$383,736	$383,736

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three and nine months ended September 30, 2024 and 2023, there were no transfers that occurred between levels.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table presents a reconciliation of the Company’s Level 3 financial assets and liabilities related to our contingent consideration arrangements and investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Nine months ended September 30,
	2024		2023
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$2,834	$15,699	$555	$15,586
Fair value at date of acquisition	—	—	2,834	—
Fair value adjustments (1)	—	830	—	(117)
Balance as of September 30	$2,834	$16,529	$3,389	$15,469

(1)The fair value adjustments to the corporate debt securities in the table above were recorded in ‘Change in fair value on available-for-sale investments, net’ in the Condensed Consolidated Statements of Comprehensive (Loss) Income during the three and nine months ended September 30, 2024 and 2023.
Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value only when an impairment is recognized. The Company’s financial assets, comprised of equity securities without readily determinable fair value, are adjusted to fair value when observable price changes are identified or due to impairment. Such fair value measurements are based predominately on Level 3 inputs. See Note 7 - Goodwill and Intangible Assets for further information on goodwill impairment charges recorded during the three and nine months ended September 30, 2024 and 2023.
Other Fair Value Disclosures
The fair value of the Company’s 4.625% Senior Notes, 3.625% Convertible Notes, and 1.75% Convertible Notes (as defined in Note 7 — Debt) was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 1 inputs. If such information is not available for the 1.75% Convertible Notes and 3.625% Convertible Notes, the fair value is determined using cash flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature.
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$457,106	$432,785	$456,796	$405,408
1.75% Convertible Notes (1)	$148,062	$138,850	$544,516	$519,492
3.625% Convertible Notes (2)	$258,573	$251,484	$—	$—

(1)On July 16, 2024, the Company exchanged approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes as part of the Exchange Transaction. The Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes, as defined in Note 7 — Debt, and paid an aggregate of approximately $135.0 million in cash. Refer to Note 7 — Debt for additional information.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
6.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the nine months ended September 30, 2024 are as follows (in thousands):

	Digital Media	Cybersecurity and Martech	Consolidated
Balance as of January 1, 2024	$1,016,880	$529,185	$1,546,065
Goodwill acquired (1)	112,534	—	112,534
Goodwill removed due to sale of businesses (2)	(3,983)	—	(3,983)
Goodwill impairment	(85,273)	—	(85,273)
Foreign exchange translation	1,180	2,331	3,511
Balance as of September 30, 2024	$1,041,338	$531,516	$1,572,854

(1)Goodwill recognized in connection with the acquisitions during the nine months ended September 30, 2024 (see Note 3 — Business Acquisitions), which is not expected to be deductible for income tax purposes.
(2)During the nine months ended September 30, 2024, in a cash transaction, the Company sold an international business at Digital Media within its shopping vertical, which resulted in $4.0 million of goodwill being removed in connection with this sale.
Goodwill as of September 30, 2024 and December 31, 2023 reflects accumulated impairment losses of $169.5 million and $84.2 million, respectively, in the Digital Media reportable segment.
During the three and nine months ended September 30, 2024, the Company reassessed the fair value of certain reporting units within the Digital Media and Cybersecurity and Martech reportable segments as a result of a sustained decline in the Company’s stock price, and forecasted reductions in revenue or earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in certain of its reporting units. Based on the quantitative fair value test of two reporting units within the Digital Media reportable segment, the carrying value of the reporting units exceeded their fair value, and the Company recorded an impairment of approximately $85.3 million during the three and nine months ended September 30, 2024.
During the three and nine months ended September 30, 2023, the Company reassessed the fair value of certain reporting units within the Digital Media reportable segment as a result of forecasted reduction in revenue and EBITDA in the reporting unit, as well as an increase in interest rates and market volatility that could affect the Company’s assumptions on its discount rates. Based on the quantitative fair value test, the carrying value of one reporting unit exceeded its fair value, and the Company recorded an impairment of approximately $56.9 million during the three and nine months ended September 30, 2023.
During each period, the fair value of the relevant reporting unit was determined using an equal weighting of an income approach that was based on the discounted estimated future cash flows of the reporting unit and a market approach that uses the guideline public company approach. We believe the combination of these approaches provides an appropriate valuation because it incorporates the expected cash generation of the reporting unit in addition to how a third-party market participant would value the reporting unit based on public and private market information. As each business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Determining fair value using a discounted estimated future cash flow analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the discounted cash flow analyses were based on the most recent forecast for the reporting unit. For years beyond the forecast period, the estimates were based, in part, on forecasted growth rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. Determining fair value using a market approach considers multiples of financial metrics based on trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the reporting unit.
Following the impairments at two reporting units during the three and nine months ended September 30, 2024, there was no excess of fair value over the carrying value at those reporting units. So any further decrease in estimated fair value of these two reporting units will result in an additional impairment charge to goodwill. Further, as of September 30, 2024, there was one additional reporting unit within the Digital Media reportable segment that may be at risk of impairment. In total, goodwill for these three reporting units was $498.4 million as of September 30, 2024. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Intangible Assets Subject to Amortization
As of September 30, 2024, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$375,332	$214,695	$160,637
Customer relationships	847,121	603,979	243,142
Other purchased intangibles	427,589	360,594	66,995
Total	$1,650,042	$1,179,268	$470,774

As of December 31, 2023, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$347,895	$192,111	$155,784
Customer relationships	692,634	555,384	137,250
Other purchased intangibles	379,703	347,331	32,372
Total	$1,420,232	$1,094,826	$325,406

Amortization expense, included in ‘General, administrative, and other related costs’ in our Condensed Consolidated Statements of Operations, was approximately $28.5 million and $33.0 million for the three months ended September 30, 2024 and 2023, respectively, and $82.5 million and $100.0 million for the nine months ended September 30, 2024 and 2023, respectively.

7.Debt
Long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	149,109	550,000
3.625% Convertible Notes	263,147	—
Total Notes	872,294	1,010,038
Credit Agreement	—	—
Less: Unamortized discount	(6,015)	(2,463)
Deferred issuance costs (1)	(2,538)	(6,263)
Total long-term debt	$863,741	$1,001,312

(1)Includes $0.7 million and $0.8 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of September 30, 2024 and December 31, 2023, respectively, $1.0 million and $5.5 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of September 30, 2024 and December 31, 2023, respectively, and $0.8 million of carrying amount of deferred issuance costs on the 3.625% Convertible Notes as of September 30, 2024.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
As of September 30, 2024, $149.1 million of principal of 1.75% Convertible Notes will mature in 2026, $263.1 million of principal of 3.625% Convertible Notes will mature in 2028, and $460.0 million of principal of 4.625% Senior Notes will mature in 2030.
4.625% Senior Notes
On October 7, 2020, the Company completed the issuance and sale of $750.0 million aggregate principal amount of its 4.625% senior notes due 2030 (the “4.625% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Company received proceeds of $742.7 million, net of the initial purchasers’ discounts, commissions and offering expenses. The net proceeds were used to redeem all of its then outstanding 6.0% Senior Notes due in 2025 and, the remaining net proceeds were available for general corporate purposes which may include acquisitions and the repurchase or redemption of other outstanding indebtedness.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of September 30, 2024.
Cumulatively as of September 30, 2024, the Company has repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes. There were no repurchases of 4.625% Senior Notes during the three and nine months ended September 30, 2024 and September 30, 2023.
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
On July 16, 2024, the Company exchanged approximately $400.9 million in aggregate principal amount of its 1.75% Convertible Notes as part of the Exchange Transaction, as defined below. As of September 30, 2024, the remaining principal amount of the 1.75% Convertible Notes was $149.1 million. The Company also paid outstanding and accrued interest of $1.5 million on the exchanged 1.75% Convertible Notes during the three months ended September 30, 2024.
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
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of September 30, 2024 and December 31, 2023, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of September 30, 2024, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 1,398,391 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note indenture), the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances.
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
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$964	$2,746	$5,777	$14,963
Amortization of discount and deferred issuance costs	185	466	1,128	1,395
Total interest expense related to 1.75% Convertible Notes	$1,149	$3,212	$6,905	$16,358

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
3.625% Convertible Notes
On July 16, 2024, the Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes due 2028 (the “3.625% Convertible Notes”) and paid an aggregate of approximately $135.0 million in cash in exchange for approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes (collectively, the “Exchange Transaction”) pursuant to separate, privately negotiated exchange agreements with certain holders of the 1.75% Convertible Notes. The Exchange Transaction was accounted for as a debt modification, and accordingly, no gain or loss was recognized. In connection with the Exchange Transaction, the Company recognized an increase in the fair value of the conversion feature of the 3.625% Convertible Notes compared to the fair value of the conversion feature of the 1.75% Convertible Notes of $4.0 million, partially offset by an increase to deferred tax liabilities of $1.0 million, which is included in ‘Additional paid-in capital’ on the Condensed Consolidated Balance Sheets, and a corresponding reduction to the carrying value of the 3.625% Convertible Notes. The discount and deferred issuance costs are being amortized, at an effective interest rate of 4.2%, to interest expense through the maturity date.
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
Holders may surrender their 3.625% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2027 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 3.625% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 3.625% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after December 1, 2027, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, at an initial conversion rate of 10 shares of the Company’s common stock per $1,000 principal amount of 3.625% Convertible Notes. The Company will settle conversions of the 3.625% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of September 30, 2024, the market trigger conditions did not meet the conversion requirements of the 3.625% Convertible Notes and, accordingly, the 3.625% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of September 30, 2024, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table provides the components of interest expense related to the 3.625% Convertible Notes (in thousands):

Three months ended
September 30, 2024
Coupon interest expense	$1,987
Amortization of discount and debt issuance costs	258
Total interest expense related to 3.625% Convertible Notes	$2,245
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
As of September 30, 2024, there were no amounts outstanding under the Credit Agreement. As of each September 30, 2024 and December 31, 2023, net availability under the Credit Agreement was $350.0 million.
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the credit facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of September 30, 2024.

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
The Company established reserves for these matters of $26.9 million and $28.1 million as of September 30, 2024 and December 31, 2023, respectively, which are included in ‘Accounts payable’ and ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheet. It is reasonably possible that additional liabilities could be incurred resulting in additional expense,

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
which could have a material impact to our financial results, however, as of September 30, 2024 any potential range of loss is not estimable.

9.Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was (34.9)% and (20.7)% for the three months ended September 30, 2024 and 2023, respectively, and 149.0% and (1,040.8)% for the nine months ended September 30, 2024 and 2023, respectively.
The Company’s effective tax rate for the three and nine months ended September 30, 2024 was disproportionately impacted by the goodwill impairment of $85.3 million related to the reassessment of the fair value of certain reporting units within the Digital Media reportable segment, for which no corresponding tax benefit was recorded since it entirely related to the excess financial statement goodwill with no tax basis. Additionally, during the nine months ended September 30, 2024, the Company recognized a net valuation allowance against a portion of its U. S. capital loss carryforwards, which resulted in a discrete tax charge of $2.5 million.
The Company’s effective tax rate for the three and nine months ended September 30, 2023 was disproportionately impacted by the goodwill impairment of $56.9 million related to the reassessment of the fair value of one of the reporting units within the Digital Media reportable segment, for which no corresponding tax benefit was recorded since it entirely related to excess financial statement goodwill with no tax basis.
As of September 30, 2024 and December 31, 2023, the Company had $37.0 million and $36.1 million, respectively, in liabilities for uncertain income tax positions included in ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits associated with uncertain tax positions are recognized in income tax expense in our Condensed Consolidated Statements of Operations.
As of September 30, 2024 and December 31, 2023, the Company’s prepaid taxes were $1.3 million and $4.7 million, respectively, and are included in ‘Prepaid expenses and other current assets’ in our Condensed Consolidated Balance Sheets.

10.Stockholders’ Equity
On August 6, 2020, the Company’s Board of Directors (the “Board”) approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans to execute repurchases under the 2020 Program.
On August 2, 2024, the Board authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional five million shares of the Company’s common stock (the “Additional Authorization”) and (ii) an extension of the expiration date of the share repurchase program from August 6, 2025 to August 2, 2029. As a result of the Additional Authorization, the aggregate number of shares of the Company’s common stock authorized for repurchase under the 2020 Program increased to up to 15 million shares of the Company’s common stock.
During the three and nine months ended September 30, 2024, the Company repurchased 2,000,000 and 3,500,000 shares, respectively under the 2020 Program at an aggregate cost of approximately $96.9 million and $181.8 million, respectively, including excise tax. During the three and nine months ended September 30, 2023, the Company repurchased 605,428 and 1,585,846 shares, respectively under the 2020 Program at an aggregate cost of approximately $41.0 million and $104.9 million, respectively, including excise tax. Cumulatively as of September 30, 2024, 8,758,692 shares were repurchased under the 2020 Program, at an aggregate cost of $583.6 million, including excise tax. As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of September 30, 2024 was 6,241,308 shares.
Periodically, participants in the Company’s share-based compensation plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock and restricted stock units. During the three months ended September 30, 2024 and 2023, the Company purchased and retired 2,464 and 9,479 shares, respectively, at an aggregate cost of approximately $0.1 million and $0.2 million, respectively, from plan participants for this purpose. During the nine months ended September 30, 2024 and 2023, the Company purchased and retired 62,054 and 51,354 shares, respectively, at an aggregate cost of approximately $4.1 million and $3.5 million, respectively, from plan participants for this purpose.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
11.Share-Based Compensation
The Company’s share-based compensation plans include the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), the 2015 Stock Option Plan (the “2015 Plan”), and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.
On May 7, 2024, the 2024 Plan was approved by the stockholders of the Company and replaced the 2015 Stock Option Plan. The 2024 Plan permits the Company to issue shares of common stock to or for the benefit of employees, consultants, and non-employee directors of the Company and its subsidiaries as part of their compensation. The 2024 Plan provides for the grant of stock options, restricted stock, stock appreciation rights, restricted stock units, performance-based awards, and other incentive awards. Shares authorized but unissued under the 2015 Plan that were not subject to outstanding awards under the 2015 Plan as of May 7, 2024 were canceled. The total number of shares of the Company’s common stock that may be issued under the 2024 Plan shall not exceed 3,500,000 shares, plus any Returned Shares, as defined in the 2024 Plan, under the 2015 Plan and any shares under the 2024 Plan that are subsequently forfeited, canceled, reacquired by the Company, satisfied or are otherwise terminated (other than by exercise) or used to pay tax withholding obligations with respect to outstanding awards issued under the 2024 Plan. The 2024 Plan will expire on March 21, 2034, unless earlier terminated by the Board. Awards outstanding under the 2015 Plan were not impacted by the approval of the 2024 Plan. Collectively, the 2015 Plan and 2024 Plan are referred to herein as “Plans.”
As of September 30, 2024, 435,135 shares underlying options and 694,769 shares of restricted stock units were outstanding under the Plans. As of September 30, 2024, there were 3,582,306 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2024 Plan.
Share-Based Compensation Expense
The following table presents share-based compensation expense recorded in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Direct costs	$68	$76	$191	$246
Sales and marketing	1,014	323	2,865	2,285
Research, development, and engineering	769	840	2,930	2,581
General, administrative, and other related costs	8,310	5,535	24,647	19,281
Total share-based compensation expense	$10,161	$6,774	$30,633	$24,393
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board and senior staff pursuant to the Plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board, generally three to four years for senior staff (excluding market-based awards discussed below) and three to eight years for the Chief Executive Officer. The Company granted 394,994 and 296,705 shares of restricted stock units (excluding awards with market conditions below) (“RSUs”) during the nine months ended September 30, 2024 and 2023, respectively.
The Company has awarded certain key employees market-based restricted stock (“PSAs”) and market-based restricted stock units (“PSUs”) pursuant to the Plans. Market-based awards granted prior to 2024 have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day look back (trading days). During the nine months ended September 30, 2023, the Company awarded 167,606 PSUs at stock price targets ranging from $83.61 to $103.76 per share.
During the nine months ended September 30, 2024, the Company awarded 308,970 equity classified PSUs that vest in shares of the Company’s stock ranging from 0% to 200% of the award based on the Company’s attainment of a relative Total Shareholder Return (“TSR”) target compared to the TSR of all listed companies in a market index over the respective one, two, and three-year performance periods. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company and all listed companies in a market index achieving the relative TSR targets.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Share-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
The per share weighted average grant-date fair value for the PSUs granted during the nine months ended September 30, 2024 and 2023 were $87.17 and $70.07, respectively.
The assumptions used in determining the weighted-average fair values of PSUs granted during the periods presented are as follows:

	Nine months ended September 30,
	2024	2023
Underlying stock price at valuation date	$66.88	$77.80
Expected volatility	32.9%	32.0%
Risk-free interest rate	4.3%	4.1%

Restricted stock award (“RSA”) and PSA activity for the nine months ended September 30, 2024 is set forth below:

	RSAs		PSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	95,718	$70.17	163,181	$36.27
Granted	—	$—	—	$—
Vested	(41,170)	71.73	—	—
Forfeited	(154)	77.75	—	—
Nonvested at September 30, 2024	54,394	$68.97	163,181	$36.27

Restricted stock unit activity for the nine months ended September 30, 2024 is set forth below:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	506,425	$88.36	270,772	$77.09
Granted	394,994	65.24	308,970	87.17
Vested	(132,003)	83.91	—	—
Forfeited	(74,647)	75.63	(47,015)	79.49
Outstanding at September 30, 2024	694,769	$77.40	532,727	$82.71

(1)Represents the number of shares at 100% achievement.
As of September 30, 2024, the Company had unrecognized share-based compensation cost of approximately $61.4 million associated with these restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.3 years for RSAs and PSAs and 2.2 years for RSUs and PSUs.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
12.Earnings Per Share
The components of basic and diluted earnings (loss) per share are as follows (in thousands, except share and per share data):

	Three months ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net loss per common share:
Net loss	$(48,577)	$(48,577)	$(30,971)	$(30,971)
Plus: Convertible Notes interest expense (after-tax)	—	—	—	—
Net income available to the Company’s common shareholders	$(48,577)	$(48,577)	$(30,971)	$(30,971)
Denominator:
Basic weighted-average outstanding shares of common stock	43,924,158	43,924,158	46,062,097	46,062,097
Dilutive effect of:
Equity incentive plans	—	—	—	—
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	43,924,158	43,924,158	46,062,097	46,062,097

Net loss per share	$(1.11)	$(1.11)	$(0.67)	$(0.67)

	Nine months ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net loss per common share:
Net loss	$(1,040)	$(1,040)	$(21,919)	$(21,919)
Plus: Convertible Notes interest expense (after-tax)	—	—	—	—
Net income available to the Company’s common shareholders	$(1,040)	$(1,040)	$(21,919)	$(21,919)
Denominator:
Basic weighted-average outstanding shares of common stock	45,088,272	45,088,272	46,612,660	46,612,660
Dilutive effect of:
Equity incentive plans	—	—	—	—
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	45,088,272	45,088,272	46,612,660	46,612,660

Net loss per share	$(0.02)	$(0.02)	$(0.47)	$(0.47)

For the three and nine months ended September 30, 2024 and 2023, there were 1,879,840 and 1,512,611 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the net loss during the 2024 and 2023 periods. For the three months ended September 30, 2024 and 2023, 4,213,808 and 5,158,071 shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation of the convertible debt instrument. For the nine months ended September 30, 2024 and 2023, 5,406,679 and 5,158,071 shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation of convertible debt instruments.

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
Information on reportable segments and reconciliation to income from operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue by reportable segment:
Digital Media	$283,567	$267,951	$774,436	$755,032
Cybersecurity and Martech	70,039	73,051	214,475	219,263
Elimination of inter-segment revenues (1)	(26)	(17)	(46)	(152)
Total segment revenues	353,580	340,985	988,865	974,143
Corporate	—	—	—	—
Total revenues	$353,580	$340,985	$988,865	$974,143

Operating costs and expenses by reportable segment (2):
Digital Media	308,309	280,856	732,554	702,752
Cybersecurity and Martech	55,158	60,541	168,638	181,633
Elimination of inter-segment operating expenses	(26)	(17)	(46)	(152)
Total segment operating expenses	363,441	341,380	901,146	884,233
Corporate (3)	19,443	12,924	52,593	38,019
Total operating costs and expenses	382,884	354,304	953,739	922,252

Operating income (loss) by reportable segment:
Digital Media operating (loss) income	(24,742)	(12,905)	41,882	52,280
Cybersecurity and Martech operating income	14,881	12,510	45,837	37,630
Total segment operating (loss) income	(9,861)	(395)	87,719	89,910
Corporate (3)	(19,443)	(12,924)	(52,593)	(38,019)
(Loss) income from operations	$(29,304)	$(13,319)	$35,126	$51,891

(1)Inter-segment revenues relate primarily to the Digital Media reportable segment.
(2)Operating expenses for each segment include direct costs and other operating expenses that are directly attributable to the segment, such as employee compensation expense, sales and marketing expenses, engineering and network operations expense, depreciation and amortization, and other administrative expenses. For the three and nine months ended September 30, 2024 and 2023, the Company had an impairment to goodwill within operating costs and expenses for Digital Media.
(3)Corporate includes costs associated with general, administrative, and other related costs that are managed on a global basis and that are not directly attributable to any particular segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Non-cash investing activity:
Property and equipment, accrued but unpaid	$—	$373
Right-of-use assets acquired in exchange for operating lease obligations	$1,035	$1,282
Purchase of equity investments with common stock	$—	$13,500
Non-cash financing activity:
Increase in fair value of conversion feature on 3.625% Convertible Notes	$4,001	$—
Excise tax on share repurchases	$1,797	$1,038

Supplemental data (in thousands):

	Nine months ended September 30,
	2024	2023
Interest paid	$16,912	$22,395
Income taxes paid, net of refunds	$49,660	$47,001

15.Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax, for the three months ended September 30, 2024 (in thousands):

	Unrealized Gains on Investments	Foreign Currency Translation	Total
Balance as of July 1, 2024	$815	$(79,150)	$(78,335)
Other comprehensive income (loss), net of tax	352	14,514	14,866
Balance as of September 30, 2024	$1,167	$(64,636)	$(63,469)
The following table summarizes the changes in accumulated other comprehensive loss (income), net of tax, for the nine months ended September 30, 2024 (in thousands):

	Unrealized Gains on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2024	$537	$(72,157)	$(71,620)
Other comprehensive income (loss), net of tax	630	7,521	8,151
Balance as of September 30, 2024	$1,167	$(64,636)	$(63,469)
There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023, respectively.

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
Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:
◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, including the possibility of an economic downturn or recession, global conflicts, continuing inflation, elevated interest rates, supply chain disruptions, and other factors and their related impacts on customer acquisition and retention rates, customer usage levels, and credit and debit card payment declines;
◦Maintain and increase our customer base and average revenue per customer;
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
Our consolidated revenues are currently generated primarily from two basic business models, each with different financial profiles and variability. Our Digital Media business is driven primarily by advertising and performance marketing revenues, has relatively higher sales and marketing expenses, and has seasonal strength in the fourth quarter. Our Cybersecurity and Martech business is driven primarily by subscription and licensing revenues with relatively stable and predictable margins from quarter to quarter. In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel, and enter into new markets. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated results.

Revenue Overview
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Digital Media
Advertising and performance marketing	$193,626	$183,008	$520,063	$514,173
Subscription and licensing	77,450	71,858	223,681	209,167
Other	12,491	13,085	30,692	31,692
Total Digital Media revenues	$283,567	$267,951	$774,436	$755,032

Cybersecurity and Martech
Subscription and licensing	$70,039	$73,051	$214,475	$219,263
Total Cybersecurity and Martech revenues	$70,039	$73,051	$214,475	$219,263

Elimination of inter-segment revenues	(26)	(17)	(46)	(152)
Total Revenues	$353,580	$340,985	$988,865	$974,143
Performance Metrics
We use certain metrics to generally assess the operational and financial performance of our businesses. For our advertising and performance marketing businesses, net advertising and performance marketing revenue retention is an indicator of our ability to retain the spend of our existing customers year over year, which we view as a reflection of the effectiveness of our advertising and performance marketing platforms. Similarly, we monitor the number of our customers and the revenue per customer, as defined below, as these metrics provide further details related to our reported revenue and contribute to certain of our business planning decisions.
The following table sets forth certain key operating metrics for our Digital Media advertising and performance marketing business for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Net advertising and performance marketing revenue retention (1)	91.8%	88.9%
Customers (2)	1,733	1,785
Quarterly revenue per customer (3)	$111,722	$102,525

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

The following table sets forth certain key operating metrics for our Digital Media and Cybersecurity and Martech subscription and licensing businesses for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023 (7)
Digital Media
Customers (in thousands) (1)(2)	2,239	1,905
Average quarterly revenue per customer (2)(3)	$34.56	$37.73
Churn rate (2)(4)(5)	2.59%	3.14%

Cybersecurity and Martech
Customers (in thousands) (1)(6)	1,251	1,395
Average quarterly revenue per customer (3)	$55.99	$52.37
Churn rate (4)	3.13%	3.28%

Consolidated Total
Customers (in thousands) (1)(2)(6)	3,490	3,300
Average quarterly revenue per customer (2)(3)	$42.21	$43.92
Churn rate (2)(4)(5)	2.85%	3.20%

(1)    Represents the quarterly average of the end of month customer counts.
(2) The metric includes the sale of perpetual software licenses, revenue for which is recorded at a point-in time rather than over-time.
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
(6)    Resellers within Cybersecurity and Martech segment are counted as one customer when there is not visibility into the number of underlying customers served by the reseller.
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

Three months ended September 30, 2023
Customers (in thousands)	69
Average quarterly revenue per customer	$(0.92)
Churn rate	(0.02)%

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024. During the nine months ended September 30, 2024, there were no significant changes in our critical accounting policies and estimates. See Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company.

During the three and nine months ended September 30, 2024, the Company reassessed the fair value of certain reporting units within the Digital Media and Cybersecurity and Martech reportable segments as a result of a sustained decline in the Company’s stock price, and forecasted reductions in revenue or earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in certain of its reporting units. Based on the quantitative fair value test of two reporting units within the Digital Media reportable segment, the carrying value of the reporting units exceeded their fair value, and the Company recorded an impairment of approximately $85.3 million during the three and nine months ended September 30, 2024.
During the three and nine months ended September 30, 2023, the Company reassessed the fair value of certain reporting units within the Digital Media reportable segment as a result of forecasted reduction in revenue and EBITDA in the reporting unit, as well as an increase in interest rates and market volatility that could affect the Company’s assumptions on its discount rates. Based on the quantitative fair value test, the carrying value of one reporting unit exceeded its fair value, and the Company recorded an impairment of approximately $56.9 million during the three and nine months ended September 30, 2023.
During each period, the fair value of the relevant reporting unit was determined using an equal weighting of an income approach that was based on the discounted estimated future cash flows of the reporting unit and a market approach that uses the guideline public company approach. We believe the combination of these approaches provides an appropriate valuation because it incorporates the expected cash generation of the reporting unit in addition to how a third-party market participant would value the reporting unit based on public and private market information. As each business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Determining fair value using a discounted estimated future cash flow analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the discounted cash flow analyses were based on the most recent forecast for the reporting unit. For years beyond the forecast period, the estimates were based, in part, on forecasted growth rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. Determining fair value using a market approach considers multiples of financial metrics based on trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the reporting unit.
Following the impairments at two reporting units during the three and nine months ended September 30, 2024, there was no excess of fair value over the carrying value at those reporting units. So any further decrease in estimated fair value of these two reporting units will result in an additional impairment charge to goodwill. Further, as of September 30, 2024, there was one additional reporting unit within the Digital Media reportable segment that may be at risk of impairment. In total, goodwill for these three reporting units was $498.4 million as of September 30, 2024. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
Results of Operations for the Three and Nine Months Ended September 30, 2024
Digital Media
We expect our Digital Media business to improve as we integrate our recent acquisitions and grow over the longer term as advertising and performance marketing transactions continue to shift from offline to online, and we continue to expand our related platforms. The main focus of our platform monetization programs is to provide relevant and useful advertising and performance marketing to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand, data, content, and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks, and improve the effectiveness of our content in driving purchase decisions and subscriptions.
The operating margin we realize on revenues generated from ads placed on our websites is significantly higher than the operating margin we realize from revenues generated from those placed on third-party websites. Growth in advertising and performance marketing revenues from our websites has generally exceeded that from third-party websites. This trend has generally had a positive impact on our operating margins.
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
Revenues

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2024	2023		2024	2023
Revenues	$353,580	$340,985	3.7%	$988,865	$974,143	1.5%
Our revenues consist of revenues from our Digital Media business and our Cybersecurity and Martech business. Digital Media revenues primarily consist of advertising and performance marketing revenues and subscription and licensing revenues. Advertising and performance marketing revenues are earned from the delivery of advertising services on websites that are owned and operated by us or on those websites that are part of Digital Media’s advertising network, from fees paid for generating business leads, and other related products and services. Subscription and licensing revenues are primarily earned through the granting of access to, or delivery of, certain data products or services to customers and licensing and sale of editorial content and trademarks. Cybersecurity and Martech revenues primarily consist of revenues from “fixed” customer subscription and licensing revenues and “variable” revenues generated from actual usage of our services.
Our revenues increased during the three months ended September 30, 2024 compared to the prior period primarily due to a $10.6 million increase in advertising and performance marketing revenue and $5.6 million increase in subscription and licensing revenue in our Digital Media business, partially offset by $3.0 million decrease in subscription and licensing revenue in our Cybersecurity and Martech business.
Our revenues increased during the nine months ended September 30, 2024 compared to the prior period primarily due to a $14.5 million increase in subscription and licensing revenue and a $5.9 million increase in advertising and performance marketing revenue in our Digital Media business, partially offset by a $4.8 million decrease in subscription and licensing revenue in our Cybersecurity and Martech business.
Included in revenue during the three and nine months ended September 30, 2024 was $20.7 million and $40.0 million, respectively, of incremental revenue contributed by businesses acquired in 2024.
Direct costs

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2024	2023		2024	2023
Direct costs	$53,243	$55,526	(4.1)%	$152,900	$148,677	2.8%
As a percent of revenues	15.1%	16.3%		15.5%	15.3%
Direct costs represent the Company’s costs of revenue and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, processing fees, and depreciation and amortization expense. The decrease in direct costs for the three months ended September 30, 2024 compared to the prior period was primarily due to a $2.0 million decrease in web hosting fees. The increase in direct costs for the nine months ended September 30, 2024 compared to the prior period was primarily due to a $3.8 million increase in processing fees and a $2.4 million increase in database hosting fees, partially offset by a $2.3 million decrease in depreciation and amortization.

Sales and Marketing

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2024	2023		2024	2023
Sales and marketing	$127,418	$125,062	1.9%	$369,184	$360,916	2.3%
As a percent of revenues	36.0%	36.7%		37.3%	37.0%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (e.g. cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing expenses during the three months ended September 30, 2024, compared to the prior period was primarily due to a $5.2 million increase in personnel-related expenses, partially offset by a $2.8 million decrease in advertising expenses. The increase in sales and marketing expenses during the nine months ended September 30, 2024 compared to the prior period was primarily due to a $10.0 million increase in personnel-related expenses and $4.3 million increase in expenses for software purchases, partially offset by a $7.3 million decrease in advertising expenses.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2024	2023		2024	2023
Research, development, and engineering	$15,255	$17,597	(13.3)%	$49,824	$53,328	(6.6)%
As a percent of revenues	4.3%	5.2%		5.0%	5.5%
Research, development, and engineering costs consist primarily of personnel-related expenses. The decrease in research, development, and engineering costs for the three months ended September 30, 2024, compared to the prior period was primarily due to a $2.8 million decrease in personnel-related costs as a result of an increase in capitalized costs related to the nature of the projects during the third quarter of 2024 compared to 2023. The decrease in research, development, and engineering costs for the nine months ended September 30, 2024 compared to the prior period was primarily due to a $3.6 million decrease in personnel-related costs as a result of an increase in capitalized costs related to the nature of the projects during the nine months ended September 30, 2024 compared to 2023.
General, Administrative, and Other Related Costs

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2024	2023		2024	2023
General, administrative, and other related costs	$101,695	$99,269	2.4%	$296,558	$302,481	(2.0)%
As a percent of revenues	28.8%	29.1%		30.0%	31.1%
Our general, administrative, and other related costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance, and insurance costs. The increase in general, administrative, and other related costs for the three months ended September 30, 2024 compared to the prior period was primarily due to a $3.7 million increase in personnel-related expenses and a $2.1 million increase in legal-related fees, partially offset by a $4.1 million decrease in depreciation and amortization expense. The decrease in general, administrative, and other related costs for the nine months ended September 30, 2024 compared to the prior period was primarily due to a $13.1 million decrease in depreciation and amortization expense and a $6.1 million decrease in expense from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses, partially offset by a $9.0 million increase in personnel-related expenses and a $5.0 million increase in third-party debt modification costs, acquisition-related fees, and other legal-related fees.

Goodwill Impairment on Business
Goodwill impairment on business was $85.3 million for the three and nine months ended September 30, 2024, respectively, and $56.9 million for the three and nine months ended September 30, 2023, respectively. The goodwill impairment during all periods was related to reporting units within the Digital Media reportable segment. Refer to Note 6 — Goodwill and Intangible Assets in Part I Item 1 of this Quarterly Report on Form 10-Q for further details.
Share-Based Compensation Expense
The following table presents share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Direct costs	$68	$76	$191	$246
Sales and marketing	1,014	323	2,865	2,285
Research, development, and engineering	769	840	2,930	2,581
General, administrative, and other related costs	8,310	5,535	24,647	19,281
Total share-based compensation expense	$10,161	$6,774	$30,633	$24,393
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2024	2023		2024	2023
Interest expense, net	$(4,024)	$(2,817)	42.8%	$(7,597)	$(17,780)	(57.3)%
Loss on sale of businesses	—	—	0.0%	(3,780)	—	100%
Loss on investments, net	—	(6,019)	(100.0)%	(7,654)	(29,203)	(73.8)%
Other (loss) income, net	(2,633)	(3,571)	(26.3)%	2,530	(5,982)	NM
Total non-operating expense	$(6,657)	$(12,407)	(46.3)%	$(16,501)	$(52,965)	(68.8)%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net increased during the three months ended September 30, 2024 compared to the prior period primarily due to lower interest income on investments due to a decline in cash equivalents. Interest expense, net decreased during the nine months ended September 30, 2024 compared to the prior period primarily due to the absence from 2024 results of a non-recurring $7.7 million of interest expense related to the 1.75% Convertible Notes at a rate of 0.50% per annum.
Loss on sale of business. Loss on sale of business during the nine months ended September 30, 2024 represents the loss on disposal of an international business at Digital Media within the shopping vertical.
Loss on investments, net. Loss on investments, net is generated from realized and unrealized gains or losses from investments in equity and debt securities. Loss on investments, net recorded during the periods included the change in the fair value of our investment in Consensus common stock prior to the disposition of the investment and the results of the disposition of Consensus common stock, which occurred during the second quarter of 2024.
Other (loss) income, net. Other (loss) income, net is generated primarily from miscellaneous items and gains or losses on foreign currency. The change was primarily attributable to a reversal of a reserve established in connection with deferred consideration from a buyer of a previously disposed business during the nine months ended September 30, 2024 and changes in gains or losses on foreign currency.

Income Taxes
Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing), and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimates of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.
Provision for income taxes amounted to income tax expense of $(12.5) million and $(5.3) million for the three months ended September 30, 2024 and 2023, respectively, and $(27.8) million and $(11.2) million for the nine months ended September 30, 2024 and 2023, respectively. Our effective tax rate was (34.9)% and (20.7)% for the three months ended September 30, 2024 and 2023, respectively, and 149.0% and (1,040.8)% for the nine months ended September 30, 2024 and 2023, respectively.
The change in our effective income tax rate for the three months ended September 30, 2024 compared to the prior period was primarily attributable to the following:
1.a larger goodwill impairment recognized for book purposes during 2024 as compared to 2023. For both years, since the impairment related to excess financial statement goodwill with no tax basis, no corresponding tax benefits were recognized;
2.an increase to tax expense in 2024 due to a discrete tax benefit of $1.8 million recognized during 2023 related to adjusting certain tax attributes with no similar event during 2024; and
3.an increase to tax expense in the third quarter of 2024 due to the absence of a $1.5 million discrete tax benefit recognized in the third quarter of 2023 related to the recognition of unrealized losses related to our investment in Consensus common stock, which was disposed of during the second quarter of 2024.
The change in our effective income tax rate for the nine months ended September 30, 2024 compared to the prior period was primarily attributable to the following:
1.a larger goodwill impairment recognized for book purposes during 2024 as compared to 2023. For both years, since the impairment related to excess financial statement goodwill with no tax basis, no corresponding tax benefits were recognized;
2.an increase in our effective income tax rate due to a recognition of a valuation allowance against a portion of our U.S. capital loss carryforwards, which resulted in a discrete tax charge of $2.5 million; and
3.a decrease in the amount of unrealized losses recognized on our investment in Consensus common stock, which resulted in a lower tax benefit during the nine months ended September 30, 2024.
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
Equity Method Investment
(Loss) income from equity method investment, net of income taxes. Income or loss from equity method investment is primarily generated from our investment in the OCV Fund I, LP (the “OCV Fund”) for which we receive annual audited financial statements. The Company recognizes its equity in the net earnings or losses relating to the investment in the OCV Fund on a one-quarter lag due to the timing and availability of financial information from the OCV Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
Loss from equity method investment was $0.1 million, net of income tax, for the three months ended September 30, 2024 compared to income from equity method investment of $0.1 million, net of income tax, for the three months ended September 30, 2023. Income from equity method investment was $8.1 million, net of income tax, for the nine months ended September 30, 2024 compared to loss from equity method investments of $9.7 million, net of income tax, for the nine months ended September 30, 2023. The decrease in income from equity method investment, net during the three months ended September 30, 2024 compared to the prior period was primarily due to a decline in the value of the underlying investment. The decrease in loss from equity method investment, net during the nine months ended September 30, 2024 compared to the prior period was primarily due to an increase in the value of the underlying investment between the periods.

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
Digital Media
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$283,554	$267,934	$774,403	$754,880
Inter-business revenues	13	17	33	152
Total	283,567	267,951	774,436	755,032
Operating costs and expenses	308,309	280,856	732,554	702,752
Operating (loss) income	$(24,742)	$(12,905)	$41,882	$52,280
Digital Media’s revenues of $283.6 million for the three months ended September 30, 2024 increased $15.6 million, or 5.8%, compared to the prior period primarily due to a $10.6 million increase in advertising and performance marketing revenue and a $5.6 million increase in subscription and licensing revenue, partially offset by a $0.6 million decline in other revenue. The increase in advertising and performance marketing revenue was due primarily to higher revenue of $6.6 million within the Company’s technology business and $4.3 million within the Company’s gaming and entertainment business, both due primarily to acquisitions during 2024. The increase in subscription and licensing revenue was due primarily to higher revenue of $3.2 million within the connectivity business and $2.2 million within the Company’s health and wellness business.
Digital Media’s revenues of $774.4 million for the nine months ended September 30, 2024 increased $19.5 million, or 2.6%, compared to the prior period primarily due to a $14.5 million increase in subscription and licensing revenue and a $6.0 million increase in advertising and performance marketing revenue, partially offset by a $1.0 million decline in other revenue. The increase in subscription and licensing revenue was due primarily to higher revenue of $7.3 million within the Company’s connectivity business and $6.3 million within the health and wellness business. The increase in advertising and performance marketing revenue was due primarily to higher revenue of $7.7 million within the Company’s gaming and entertainment businesses and $6.1 million within the technology business, both due primarily to acquisitions during 2024, partially offset by lower advertising and performance marketing revenue of $7.2 million within the Company’s health and wellness businesses.
Digital Media’s operating costs and expenses of $308.3 million for the three months ended September 30, 2024 increased $27.5 million, or 9.8%, compared to the prior period due to higher goodwill impairment of $28.4 million in the third quarter of 2024 compared to the third quarter of 2023. Digital Media’s operating costs and expenses of $732.6 million for the nine months ended September 30, 2024 increased $29.8 million, or 4.2%, compared to the prior period primarily due to higher goodwill impairment of $28.4 million in the nine months of 2024 compared to the nine months of 2023 and higher sales and marketing expenses, partially offset by lower research, development, and engineering costs.
As a result of these factors, Digital Media’s operating loss of $24.7 million for the three months ended September 30, 2024 increased $11.8 million, or 91.7%, compared to the prior period. Digital Media’s operating income of $41.9 million for the nine months ended September 30, 2024 decreased $10.4 million, or 19.9%, compared to the prior period.

Cybersecurity and Martech
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$70,026	$73,051	$214,462	$219,263
Inter-business revenues	13	—	13	—
Total	70,039	73,051	214,475	219,263
Operating costs and expenses	55,158	60,541	168,638	181,633
Operating income	$14,881	$12,510	$45,837	$37,630
Cybersecurity and Martech’s revenues of $70.0 million for the three months ended September 30, 2024 decreased $3.0 million, or 4.1%, compared to the prior period. The decrease of $3.0 million was primarily driven by lower revenue of approximately $1.9 million within the Company’s cybersecurity business from the Company’s consumer privacy services.
Cybersecurity and Martech’s revenues of $214.5 million for the nine months ended September 30, 2024 decreased $4.8 million, or 2.2%, compared to the prior period. The decrease of $4.8 million was driven by lower revenue of approximately $3.1 million within the Company’s cybersecurity business from the Company’s consumer privacy services.
Cybersecurity and Martech’s operating costs and expenses of $55.2 million for the three months ended September 30, 2024 decreased $5.4 million, or 8.9%, compared to the prior period primarily due to lower general, administrative, and related costs and lower direct costs. Cybersecurity and Martech’s operating costs and expenses of $168.6 million for the nine months ended September 30, 2024 decreased $13.0 million, or 7.2%, compared to the prior period primarily due to lower general, administrative, and related costs and lower direct costs.
As a result of these factors, Cybersecurity and Martech’s operating income of $14.9 million for the three months ended September 30, 2024 increased $2.4 million, or 19.0%. Cybersecurity and Martech’s operating income of $45.8 million for the nine months ended September 30, 2024 increased $8.2 million, or 21.8%.

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
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$386,122	$737,612
Short-term investments	—	27,109
Long-term investments	152,817	140,906
Cash, cash equivalents and investments	$538,939	$905,627
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash, cash equivalents, and investments held in domestic jurisdiction	$455,415	$742,010
Cash, cash equivalents, and investments held in foreign jurisdiction	83,524	163,617
Cash, cash equivalents, and investments	$538,939	$905,627
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
As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the Credit Agreement.
On July 16, 2024, the Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes due 2028 (the “3.625% Convertible Notes”) and paid an aggregate of approximately $135.0 million in cash in exchange for approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes (collectively, the “Exchange Transaction”) pursuant to separate, privately negotiated exchange agreements with certain holders of the 1.75% Convertible Notes. The Company also paid outstanding and accrued interest of $1.5 million on the exchanged 1.75% Convertible Notes. The 3.625% Convertible Notes bear interest at a rate of 3.625% per annum on the principal amount thereof, payable semi-annually in arrears on September 1 and March 1 of each year, beginning on March 1, 2025, to the noteholders of record of the 3.625% Convertible Notes as of the close of business on the immediately preceding August 15 and February 15, respectively. The 3.625% Convertible Notes will mature on March 1, 2028, unless earlier converted or repurchased. The 3.625% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election. See Note 7 – Debt in Part I Item 1 of this Quarterly Report on Form 10-Q for further details.
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
As of September 30, 2024, we had outstanding $863.7 million in aggregate principal amount of indebtedness. As of September 30, 2024, our total future minimum lease payments were $24.4 million of which approximately $11.2 million future minimum lease payments are due in the succeeding twelve months.
As of September 30, 2024, our liability for uncertain tax positions was $37.0 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and share repurchases, if any, for at least the next 12 months.
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities (in thousands):

	Nine months ended September 30,		Change
	2024	2023
Net cash provided by operating activities	$232,082	$227,843	$4,239
Net cash used in investing activities	$(264,571)	$(104,738)	$(159,833)
Net cash used in financing activities	$(323,096)	$(116,810)	$(206,286)

Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $4.2 million increase in net cash provided by operating activities during the nine months ended September 30, 2024 compared to the prior period was primarily related to the timing of collections from our customers and timing of payments to our vendors during the current period, partially offset by a reduction in prepaid expenses during the current period. The increase in net cash provided by operating activities includes the activities of TDS Gift Cards (“TDS”) from the date of the acquisition, which negatively impacted the Company’s net cash provided by operating activities by $33.0 million.
Investing Activities
The $159.8 million increase in net cash used in investing activities during the nine months ended September 30, 2024 compared to the prior period was primarily related to higher cash used on business acquisitions during the nine months ended September 30, 2024 compared to the 2023 period, partially offset by proceeds received on the sale of our investment in Consensus common stock and proceeds received related to the sale of disposed businesses.
Financing Activities
The $206.3 million increase in net cash used in financing activities during the nine months ended September 30, 2024 compared to the prior period was primarily related to cash used to settle a portion of the outstanding principal amount of the Company’s 1.75% Convertible Notes and increased share repurchases.
Stock Repurchase Program
On August 6, 2020, our Board of Directors (the “Board”) approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). On August 2, 2024 the Board authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional five million shares of the Company’s common stock (the “Additional Authorization”) and (ii) an extension of the expiration date of the share repurchase program from August 6, 2025 to August 2, 2029. As a result of the Additional Authorization, the aggregate number of shares of the Company’s common stock under the 2020 Program increased from up to ten million shares to up to 15 million shares of the Company’s common stock. In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program.
A summary of share repurchases under the 2020 Program during the nine months ended September 30, 2024 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of September 30, 2024
3,500,000	$181,833	6,241,308

(1)Includes the impact of excise taxes.
Cumulatively as of September 30, 2024, 8,758,692 shares have been repurchased under the 2020 Program, at an aggregate cost of $583.6 million (including excise tax). These shares were subsequently retired. Refer to Note 10 – Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2024, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of September 30, 2024 and December 31, 2023, we had $386.1 million and $737.6 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of September 30, 2024, the carrying value and the fair value of our fixed rate debt was $863.7 million and $823.1 million, respectively. Following the Exchange Transaction, our fixed rate debt matures as follows: $149.1 million in 2026, $263.1 million in 2028, and $460.0 million in 2030. Interest rates have risen since certain of these sources of financing were obtained, thus, we may not be able to refinance this fixed rate debt at similar or favorable rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during the nine months ended September 30, 2024, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 5 — Fair Value Measurements and Note 7 — Debt to the Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Market Risk
During the nine months ended September 30, 2024, we sold our remaining investment in Consensus common stock. The value of our investment in Consensus common stock was based upon the quoted market price of Consensus common stock. Prior to the sale of this investment, our results of operations and financial condition were materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market.
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
During the three months ended September 30, 2024 and 2023, foreign exchange (losses) gains amounted to $(2.6) million and $1.1 million, respectively. During the nine months ended September 30, 2024 and 2023, foreign exchange losses amounted to $(2.9) million and $(0.8) million, respectively.
Cumulative translation adjustments, net of tax, included in Other comprehensive income (loss), net for the three months ended September 30, 2024 and 2023 were $14.5 million and $(6.8) million, respectively; and for the nine months ended September 30, 2024 and 2023 were $7.5 million and $(0.7) million, respectively.

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
As of September 30, 2024, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
 None.
Issuer Purchases of Equity Securities
On August 6, 2020, the Board approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). On August 2, 2024, the Board authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional five million shares of the Company’s common stock (the “Additional Authorization”) and (ii) an extension of the expiration date of the share repurchase program from August 6, 2025 to August 2, 2029. As a result of the Additional Authorization, the aggregate number of shares of the Company’s common stock under the 2020 Program increased from up to ten million shares to up to 15 million shares of the Company’s common stock. In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program. See Note 10 — Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cumulatively, as of September 30, 2024, the Company repurchased 8,758,692 shares, under the 2020 Program, at an aggregate cost of $583.6 million (including excise tax), which were subsequently retired. See Note 10 — Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q.
As a result of the Company’s share repurchases, as of September 30, 2024, the number of shares of the Company’s common stock available for purchase under the 2020 Program was 6,241,308 shares.
The following table details the repurchases that were made under and outside the 2020 Program, on a trade date basis, during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (3)
July 1, 2024 - July 31, 2024	—	$—	—	3,241,308
August 1, 2024 - August 31, 2024	869,718	$46.32	868,669	7,372,639
September 1, 2024 - September 30, 2024	1,132,746	$49.25	1,131,331	6,241,308
Total	2,002,464		2,000,000	6,241,308

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

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

ZIFF DAVIS, INC.
(registrant)

Date:	November 8, 2024	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	November 8, 2024	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial and Interim Principal Accounting Officer)