Form 10-K
period 2024-12-31
ZIFF DAVIS, INC.
filed 2025-02-25
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Nasdaq Global Select Market was $1,502,418,985. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2025, the registrant had 42,845,041 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2025 are incorporated by reference into Part III of this Form 10-K.

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

PART I
Item 1.    Business
Overview
Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, the “Company”, “our”, “us”, or “we”), is a vertically focused digital media and internet company whose portfolio includes leading brands in technology, shopping, gaming and entertainment, health and wellness, connectivity, cybersecurity, and martech. Our digital media businesses specialize in publishing and producing trusted editorial content and tools for users seeking information and advice relating to the technology, shopping, gaming and entertainment, and health and wellness markets, and offer services to consumers and businesses. Our connectivity business develops actionable broadband network intelligence and insights through data collection and analysis, and delivers products and services that facilitate improvements in network performance to enterprises that provide or rely on broadband networks, including through the provision of hardware and software used for planning and assessing the performance of wi-fi networks. Our cybersecurity and marketing technology business provides internet-delivered cloud-based subscription and licensed services to consumers and businesses including cybersecurity, privacy, and digital marketing tools.
Our Growth Strategy
In addition to growing our business organically, we regularly acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel, and enter into new markets. Our programmatic approach to mergers and acquisitions (“M&A”) is a tenet of our capital allocation strategy, which seeks to optimize the allocation of our investable capital, including the free cash flow generated by our businesses, to M&A, share repurchases, and the strengthening of our balance sheet. From 2012 through 2024, we have deployed approximately $3.3 billion on more than 90 acquisitions across the globe in a variety of verticals (exclusive of any acquisitions that were part of businesses we have since divested). Our systemic and repeatable M&A process allows us to execute a large volume of M&A with velocity and conviction. Our M&A program is built on a rigorous and analytical approach that leverages deep industry knowledge, technological expertise, and investment acumen. Our evaluation criteria for potential acquisitions varies by sector, but value-oriented fundamentals are a central factor in every transaction we evaluate. We seek to acquire businesses that can generate predictable growing free cash flow over long time horizons. The primary metric we use to differentiate opportunities in our M&A pipeline is the expected internal rate of return that the potential acquisition will generate for Ziff Davis. While we take a disciplined approach to the evaluation of M&A, we have significant flexibility when it comes to the types of transactions we are capable of evaluating and executing. We have acquired venture-backed growth companies, distressed businesses, complex corporate carve-outs, founder-owned businesses, public companies, and private equity-backed businesses. We also have a multi-faceted approach to transaction sourcing that ranges from participation in sell-side auctions led by investment banks to the sourcing of proprietary transactions through our executive network. Acquisitions broadly fall into one of two categories at Ziff Davis: (1) tuck-ins or (2) platform acquisitions. Our tuck-in acquisitions are typically focused on the acquisition of: (a) a customer base, (b) a strong but under monetized media audience or (c) a new product or service that can be sold to our existing customers or audience. Platform acquisitions are businesses at scale that can stand on their own within Ziff Davis and which we believe have the potential to serve as a platform for future M&A. Since 2012, the majority of our acquisitions by deal count have been tuck-ins. However, over the same period of time, the capital allocated to tuck-ins versus platform acquisitions has been more evenly balanced.
We continue to pursue additional acquisitions, which may include companies operating in lines of business that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
Our Business
Our consolidated revenues are currently generated primarily from five lines of business: (1) Technology & Shopping, (2) Gaming & Entertainment, (3) Health & Wellness, (collectively, our “Digital Media Businesses”), (4) Connectivity, and (5) Cybersecurity & Martech. Our Digital Media Businesses are driven primarily by advertising and performance marketing revenues and have relatively higher sales and marketing expenses. Our Connectivity and Cybersecurity & Martech businesses are driven primarily by subscription and licensing revenues with relatively stable and predictable margins from quarter to quarter.
The primary types of revenues that we generate are described below.
Advertising and Performance Marketing - We sell online display and video advertising on our owned-and-operated websites and applications and on third-party sites. We have contractual arrangements with advertisers either directly or through agencies. The terms of these contracts specify the price of the advertising to be sold and the volume of advertisements that will be served over the course of a campaign. Additionally, we have contractual arrangements with certain third-party websites and applications not owned by us, and third-party advertising networks to deliver online display and video advertising to their websites and applications or to third-party sites. We generate leads for advertisers, including vendors of consumer health and wellness products, consumer packaged goods, and information technology services, through various marketing methods. We also generate clicks to online merchants by listing products, deals, and discounts on our web properties, and earn a commission when customers “click-through” the ad to make a purchase.
Subscription and Licensing - We provide cloud-based subscription services and generate “fixed” subscription revenues for customer subscriptions and, to a lesser extent, “variable” usage revenues generated from actual usage by our subscribers. We offer subscription and licensing services to businesses, which offer up-to-date insights into global fixed broadband and mobile performance data, and we offer subscription packages to consumers through the Lose It! weight loss app and through Humble Bundle’s digital subscriptions and storefront for video games, ebooks, and software. We also generate revenue from the sale of perpetual software licenses, related software support, and maintenance used in conjunction with software and other related services. We license our proprietary technology, data, and intellectual property to third parties for various purposes.
Other - Other revenues primarily include those from the sale of hardware used in conjunction with software, online course revenue, and game publishing revenue.
Technology & Shopping
Technology
Our technology platform includes online publishers, as well as tools and services tailored to consumers, professionals, and organizations looking for technological expertise, authoritativeness, and trustworthiness. We expect our brands to deliver deeply researched, current, and authentic content related to technology, culture, and the internet. Our technology brands include CNET, PCMag, Mashable, Lifehacker, Spiceworks, and ZDNET.
Our publishing brands (including CNET and PCMag) are online resources for laboratory-based product reviews, technology news, buying guides, and research papers. We operate one of the longest-running independent testing facilities for consumer technology products. Founded in 1984, our lab produces unbiased technology product and service reviews, and PCMag’s “Editor’s Choice” award is recognized globally as a trusted mark for buyers and sellers of technology products and services. Our technology publishing sites are also recognized as trusted global sources of stories for more than a dozen platforms, including Instagram, X (formerly known as Twitter), and Facebook.
CNET is a trusted digital media publication that provides expert information, hands-on lab testing, reviews and analysis on consumer technologies, services and trends, to help customers find exactly what they are looking for. For nearly 30 years, CNET has covered a wide range of topics, including consumer electronics, smart home, money, wellness, and more.
PCMag.com is a leading authority on technology, delivering lab-based, independent reviews of the latest products and services. For over 40 years, its expert analysis and practical solutions have helped consumers make better buying decisions and get more from technology.

Mashable is a trusted global media brand publishing premium content for individuals interested in technology and culture. Mashable produces stories for more than a dozen platforms, including Snapchat, X, and Facebook.
Since 2005, Lifehacker has been a go-to source for tech help and life advice. Its mission is to offer reliable tech help and credible, practical, science-based life advice to help people live better.
Spiceworks provides digital content for buyers of IT products and services, allowing IT vendors to identify, reach, and influence corporate IT decision makers who are actively researching specific IT purchases.
ZDNET is a leading tech brand for professionals, covering the innovations, trends, and products that are shaping today and tomorrow. With pragmatic wisdom and real-world experience, ZDNET connects business audiences to a better future by turning disruption and confusion into opportunity.
Shopping
The properties in our shopping platform seek to influence customer purchase decisions through the provision of authoritative content relating to products and services, as well as the presentation of savings and discount opportunities for consumer shopping audiences. We also facilitate gift card processing, program management, and marketing programs specifically tailored to meet the needs of high-growth online and app-based brands.
Our flagship savings destination, RetailMeNot, seeks to influence consumer purchase decisions through savings and discount opportunities by connecting retail partners with national and international brands with consumer shopping audiences. RetailMeNot’s promotional media solutions include mobile coupons and codes, and cash back offers across web, app, and browser extensions.
Offers.com is a coupon and deals website featuring offers from more than 25,000 of the internet’s most popular stores and brands. Offers.com’s objective is to help consumers find the best deals on the web. Additionally, Offers.com employs a process to verify that its coupon codes work, saving consumers time and money.
Our event-based properties, BlackFriday.com, TheBlackFriday.com, BestBlackFriday.com, and DealsofAmerica.com are resources for shoppers to find the best deals and offers from retailers during the height of the holiday shopping season.
TDS Gift Cards helps clients provide a world-class omni-channel gift card or gift code program, which helps mitigate global payment challenges, drive incremental revenue, and increase customer acquisition.
Gaming & Entertainment
Our Gaming & Entertainment platform offers authoritative and engaging content covering video games, movies, anime, television, comics, technology, and more. It includes game tips, reviews, and insights, as well as a digital storefront and subscription service for video games, ebooks, and software.
IGN Entertainment is one of the world’s largest gaming and entertainment media platforms and the go-to destination for fans to explore and celebrate games, movies, TV, comics, and much more. Across its 16 digital properties, it reaches more than 440 million monthly users in over 100 countries and engages with 85 million fans on social media. Its media portfolio includes favorites such as IGN, Eurogamer, Digital Foundry, Rock Paper Shotgun, and MapGenie, which serve as trusted services for millions of fans worldwide delivering daily content to more than 30 platforms, including YouTube, TikTok, X, Facebook, Instagram, and Snapchat, as well as connected TV platforms, such as Roku and Samsung.
Humble Bundle is a digital subscription and storefront offering video games, ebooks, and software, where customers can purchase monthly subscriptions, bundles, and individual products. At its core, Humble Bundle is committed to raising money for charity, with a portion of every sale contributing to charitable causes. Humble Bundle has been named to the 2024 Inc. Magazine Best in Business list. Inc. recognized Humble Bundle in three categories: Small and Mighty (10–49 Employees), Established Excellence (5–14 years in business), and e-commerce. Humble Bundle received two accolades from The Anthem Awards: a Bronze Award in the Business Leader category and the Community Voice Award and has been recognized with three Silver awards at 2024 The Anthem Awards for its work supporting disaster and crisis relief.
Health & Wellness
Everyday Health Group (“EHG”) operates a portfolio of properties focused on driving better clinical and health outcomes through decision-making informed by highly relevant information, data, and analytics.
The EHG portfolio includes a collection of interactive tools and mobile applications that are designed to enable consumers to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet, and fitness. The EHG portfolio also includes educational and professional development services, news, and information for healthcare professionals to stay abreast of industry, legislative, regulatory, and continuing education developments across major medical specialties and therapeutic areas.
EHG is organized around three audiences: (1) Health & Wellness Consumer, (2) Health & Wellness Professional, and (3) Health & Wellness Pregnancy & Parenting.
Health & Wellness Consumer
Our Health & Wellness Consumer platform includes consumer-focused health and wellness properties that provide digital content and information ranging from interactive guides, resource centers, special reports, community health tip sharing, newsletters, self-assessment tools, healthcare finders, e-courses, and lifestyle programs.
Everyday Health, our flagship brand, features medically reviewed, award-winning editorial content designed to inspire and enable the active management of health and wellness daily. In addition to Everyday Health and other EHG-owned and operated consumer websites and applications, including DailyOM, Lose It!, and Migraine Again, EHG provides advertisers access to the Everyday Health Trusted Care Access Portfolio (“TCAP”) of digital health properties. TCAP features digital properties of two of the most world-renowned medical centers, to which Everyday Health holds exclusive advertising representation rights. Castle Connolly, a premier brand in healthcare provided research and rankings, publishes the renowned, peer-nominated Castle Connolly Top Doctors series.
Health & Wellness Professional
Our Health & Wellness Professional platform provides health and wellness digital content that is designed to enable healthcare professionals to stay abreast of clinical, industry, legislative, employment, and regulatory developments across most major medical specialties and therapeutic areas. Our flagship professional property, MedPage Today, delivers daily breaking medical news across major medical specialties and major public policy developments from Washington D.C. MedPage Today coordinates with leading researchers, clinicians, and academic medical centers to aid in gathering in-depth information for its coverage. MedPage Today has been recognized with awards from prestigious healthcare organizations including the American Society of Healthcare Business Editors, the National Institute for Healthcare Management, and eHealthcare.
EHG offers accredited continuing medical education (“CME”) and continuing education (“CE”) programs to healthcare professionals through our PRIME Education business. PRIME is nationally recognized for its research-informed approach to CME and CE programs across a wide range of therapeutic areas. In numerous peer-reviewed publications, PRIME has demonstrated the impact of its work through measurably improving health care outcomes. In 2024, PRIME received the prestigious William Campbell Felch Award for Outstanding Research in Continuing Education from the Alliance for Continuing Education in the Health Professions. This is the third time PRIME has won the award in the last five years.
Our Health eCareers business provides a digital portal to connect physicians, nurses, nurse practitioners, physician assistants, and certified registered nurse anesthetists with jobs in their medical specialties. Health eCareers contracts with thousands of healthcare employers across the United States and an exclusive network of healthcare associations and community partners seeking connections to qualified healthcare professionals to fill open positions.
Health & Wellness Pregnancy & Parenting
Our Health & Wellness Pregnancy & Parenting platform includes pregnancy and parenting properties delivering content via websites, mobile apps, and online communities to expectant and new parents. Its properties support millions of families across 31 global websites and mobile apps in seven different languages. Our BabyCenter brand is a leading global digital pregnancy and parenting resource delivered via websites, mobile apps, and online communities. Our Emma’s Diary brand provides expectant and new parents with information and support in the United Kingdom. We also operate the digital properties for the What to Expect brand, a leading pregnancy and parenting media resource, based on the best-selling pregnancy book What to Expect When You’re Expecting by author Heidi Murkoff.
Our Health & Wellness Pregnancy & Parenting platform also includes Mom Media, a leading community for creators and parents alike and operators of the annual Mom 2.0 Summit. Mom Media connects brands with modern parents via its highly engaged community of over 13,500 parenting influencers.
Connectivity
Our Connectivity platform operates under the brand Ookla and includes several data and services businesses that sit at the center of the broadband ecosystem and are sources of information on internet connectivity and network performance, facilitating insights and decision making relating to broadband networks.
Ookla provides customers with fixed broadband, mobile network, and Wi-Fi testing applications, analysis, and insights. Over eleven million daily tests are actively initiated by users using Speedtest. More than 50 billion tests have been completed to date. As a result of this capability and other solutions used to collect quality-of-experience data, Ookla provides comprehensive insights into worldwide internet performance and accessibility, of broadband, mobile, and Wi-Fi networks. Ookla solutions have been adopted by a significant number of internet service providers, mobile service providers, enterprise Wi-Fi systems integrators, and regulatory bodies worldwide. In addition to Speedtest, Ookla offers its customers actionable insights, solutions, and services under the Ekahau, Downdetector, and RootMetrics brands.
Our Ekahau products and services provide business solutions to design, optimize, and manage Wi-Fi, Private 4G, and Private 5G networks using specially developed hardware and software to meet the performance objectives of these networks.
Downdetector offers real-time status information and tracks outages for services and digital products that consumers and businesses use every day. Downdetector aims to track any service that its users consider vital to their everyday lives, including (but not limited to) internet providers, social media, web hosting platforms, applications of mobile service providers, airlines, banks, games, public transport systems, and other online services.
RootMetrics is an industry leader in the provision of drive testing solutions and performance benchmarking of mobile service providers in the United States and the United Kingdom, providing actionable insights on the quality, reliability, and performance of voice, messaging, and data services.
Cybersecurity & Martech
Our Cybersecurity & Martech business provides internet-delivered software-as-a-service (“SaaS”) cloud-based offerings to consumers and businesses of all sizes to meet their communication, messaging, security, privacy, customer marketing, and other needs. Our Cybersecurity & Martech services represent a model for delivering and consuming real time technology services, resources and solutions over the internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity, privacy, and security.
We market our Cybersecurity & Martech offerings to a broad spectrum of prospective business customers including sole proprietors and small to medium-sized businesses and enterprises. We also market our Cybersecurity & Martech offerings to consumers. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines, and affiliate programs; selling through both a telesales and direct sales force; and working with resellers and other channel partners. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.
Our Cybersecurity & Martech business operates as the VIPRE Security Group and the MOZ Group, respectively.
VIPRE Security Group
The VIPRE Security Group, whose cloud-based SaaS offerings include endpoint and email security, security awareness training, secure backup and file sharing, and virtual private network solutions. We offer these services to consumers who are worried about their digital safety and security of personal information online, and to small businesses and mid-sized enterprises who want advanced cyber threat protection. The VIPRE Security Group offers its services under the following brands.
IPVanish offers one of the leading virtual private network services in the industry. Virtual private network services encrypt user’s data and activity on the internet, enabling users to browse the internet more securely and anonymously, and without restriction.
VIPRE software solutions are designed to protect people and businesses from costly and malicious cyber threats. VIPRE offerings include comprehensive endpoint and email security, along with threat intelligence for real-time malware analysis.
Inspired eLearning’s SaaS platform for cybersecurity awareness and compliance training helps enterprises protect their organizations by educating employees on how to reduce human-related cybersecurity and workplace incidents.
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

MOZ Group
The MOZ Group’s SaaS offerings include email marketing and delivery solutions, search engine optimization tools, and voice and text communication services. We offer these services to sole proprietors, small businesses, and mid-sized enterprises, enabling them to connect directly with their customers and grow the revenue of their businesses. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility, and mobility. The MOZ Group offers its services under the following brands.
Campaigner, iContact, SMTP, Kickbox, and Full Contact provide email marketing solutions to help small, medium, and large businesses strengthen customer relationships and drive sales through professional email campaign creation, advanced list management, segmentation tools, verification tools, marketing automation, attribution reports, campaign tracking, and targeted email auto responders and workflows.
MOZ Pro, MOZ Local, and Stat Analytics offer search engine optimization services that are used to help understand and improve internet traffic, rankings, and visibility in search results.
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
Line2 is a cloud-based phone service, which allows users to add a second line to a mobile device. Line2 enables users to separate work and personal calls on a single device and includes standard phone service features such as SMS, MMS, auto attendant, call routing, call forwarding, voicemail, call queue, and toll-free and vanity numbers.
Competition
Competition in the Technology & Shopping, Gaming & Entertainment, and Health & Wellness spaces is significant. Within these verticals, our businesses compete with (i) diversified internet and digital media companies like IAC, Future PLC, Red Ventures, Penske Media, Integrated Media, and Internet Brands, (ii) vertical-specific digital media companies like RVO Health, TechTarget, Vox Media, Centerfield, Doximity, and Fandom and (iii) other large sellers of advertising products and solutions, including Alphabet, Meta, Snap, Twitch, and others.
Competition in the Connectivity space is diverse. In this space, our business competes with Opensignal, Accenture, NetAlly, and IBWave, as well as others.
Our Cybersecurity & Martech business faces competition from, among others, email marketing solution providers, marketing automation services, cybersecurity software and service vendors, and virtual private network providers. Our online cybersecurity solutions compete against providers of cybersecurity solutions and related software, such as Palo Alto Networks, CrowdStrike, Proofpoint, Gen Digital Inc., Kape Technologies, KnowBe4, and Malwarebytes. Our marketing technology solutions compete directly with various providers of search engine optimization technology and communication platforms that provide email and voice-related services to small and medium-sized businesses, including companies like SEMRush, MailChimp, Campaign Monitor, Constant Contact, and Dialpad. Our Cybersecurity & Martech business also competes against diversified and acquisitive vertical market software providers like Constellation Software and Tyler Technologies.
Some of our competitors may have greater financial and other resources than we do.
We believe that the primary competitive factors determining our success in the market for our services include the reputation of our brands as trusted sources of premium and exclusive content and objective information; our ability to attract consumers, professionals, advertisers to our digital properties; the reach, effectiveness, and efficiency of our customer messaging, branding, and marketing services; our expertise in multiple methods of monetization; our financial strength and stability; our reputation for reliability and security of service; our intellectual property ownership; the effectiveness of our customer support; our sign-up, service, and software ease-of-use; our service scalability; our geographic coverage; our scope of services; our currency and payment method acceptance; and our local language sales, messaging, and support.
Seasonality
Certain of our revenues associated with our Digital Media Businesses are subject to seasonal fluctuations, and are generally higher during the fourth quarter holiday period due to increased retail activity. Revenues associated with our Connectivity business can be impacted by the timing of significant transactions within any particular quarter. Certain of our Cybersecurity & Martech revenues are impacted by the number of effective business days in a given period. We traditionally experience lower than average Cybersecurity & Martech usage and customer sign-ups in the fourth quarter.

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
We own and use a number of trademarks in connection with our services, including word and/or logo trademarks for IGN, CNET, Everyday Health, BabyCenter, Humble Bundle, PCMag, Mashable, Ookla, Speedtest, and RetailMeNot, among others. Many of these trademarks are registered worldwide, and numerous trademark applications are pending around the world. We hold numerous internet domain names, including “everydayhealth.com”, “retailmenot.com”, “pcmag.com”, “ign.com”, “speedtest.net”, “offers.com”, “humblebundle.com”, “mashable.com”, and “babycenter.com”, among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net”, “.biz”, “.info”, and “.us”, among others.
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
We devote significant resources to develop new services and service enhancements. Our research, development, and engineering expenditures were $67.4 million, $68.9 million, and $74.1 million for the fiscal years ended December 31, 2024, 2023, and 2022, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
The Digital Millennium Copyright Act (“DMCA”) and portions of the Communications Decency Act (“CDA”) limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others, or hosting third-party content, and we rely on these protections in conducting our business. We are also subject to the Children’s Online Privacy Protection Act (“COPPA”), which imposes restrictions on the ability of online services to collect certain types of information from children under the age of 13. In addition, the Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires us to report evidence of violations of federal child pornography laws under certain circumstances, and there are state and international laws that impose similar requirements on us. The California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), among other things, requires covered companies to provide certain disclosures to California residents and afford such individuals the ability to opt out of the sale or sharing of their personal data, or opt-into certain financial incentive programs. The General Data Protection Regulation (the “GDPR”) enhances the obligations placed on companies that control or process personal data including, for example, expanded disclosures about how personal data is to be used, mechanisms for obtaining consent from data subjects, controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data, and mandatory data breach notifications.
Our use of email, SMS, or phone calls as a significant means of communicating is subject to numerous laws and regulations worldwide, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), the Telephone Consumer Protection Act of 1991 (“TCPA”), and their state and international equivalents.
Our healthcare-related offerings are in some cases subject to a variety of healthcare privacy laws and regulations at the federal, state, and international levels. For example, the Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish a set of basic national privacy and security standards for the protection of individually identifiable health information that we must adhere to. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. We may also be subject to various state and international data privacy laws that are both generally applicable to personally identifiable information and that particularly concern personal health and medical information, as defined by those laws.
In connection with our Cybersecurity & Martech business, we utilize data transmissions over public telephone lines and other facilities provided by third-party carriers. These transmissions are subject to foreign and domestic laws, regulations, and requirements by the Federal Communications Commission, state public utility commissions, foreign governmental authorities, and industry trade associations such as the CTIA. These regulations and requirements affect our ability to provide services, the availability of telephone numbers, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers, and other aspects of our market.
We are also subject, or could become subject to, burgeoning or new areas of regulation as federal, state, and international jurisprudence develops. For example, certain business units within our Digital Media business collect and sell data about their users’ online behavior. Such data has become subject to “Do Not Track” regulations in some jurisdictions and may become the subject of more laws and regulations elsewhere. Laws and regulations surrounding the internet and cybersecurity are constantly evolving, so we may become subject to more laws and regulations in the future.
Segments
Following changes to our internal reporting structure, the Company concluded that it has five operating segments which are now presented as the following five reportable segments: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, 4) Connectivity, and 5) Cybersecurity & Martech. Prior period segment information is presented on a comparable basis to conform to this new segment presentation with no effect on previously reported consolidated results. For additional information about our segment reporting, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 - Segment Information of the Notes to our Consolidated Financial Statements in this Form 10-K.
Human Capital Resources
As of December 31, 2024, we had approximately 3,800 employees, 56% of which are U.S. based employees and 44% non-U.S based employees. Our ability to continue to attract, retain, and motivate our highly qualified workforce is important to our continued success. Approximately 130 of the editorial employees in our Technology & Shopping and Gaming & Entertainment businesses have elected to join a union as of December 31, 2024. We chose to voluntarily recognize the union.
Acquisition Strategy Impact on Human Capital
The Company has made more than 90 acquisitions between 2012 and 2024, including four during 2024 (exclusive of any acquisitions that were part of businesses we have since divested). Integrating new groups of employees whose culture, organizational norms, and expectations might differ from our own is a strength of ours. We believe that our integration approach reduces the human capital risk associated with our acquisition strategy and that our ability to effectively integrate new employees and businesses is a core competency of the Company.
Our Culture
Our culture operates on two levels. While we have a strong enterprise-wide culture, we also have a strong network of micro-cultures that operate within many of our businesses and drive their success. Integrating those micro-cultures and values is important and we work hard to foster an environment of collaboration and embrace the power of small groups working together.

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
Our employees play a crucial role in supporting the Company’s “Five Pillars of Purpose”, which include:
Diversity, Equity & Inclusion - Ensure we avail ourselves of the best talent in the marketplace, and hire diverse voices to speak to all our customers.
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
Diversity, Equity & Inclusion
Diversity, Equity and Inclusion to us means maintaining fair practices and ensuring equal opportunity for all employees and candidates, so that merit and skill can be identified and cultivated to hire top talent and yield the best possible results for our business. Further, to best address the needs of a large and diverse audience, we believe we must provide multiple voices, which requires us to maintain an employee base with differing backgrounds.
We continue to take steps to promote these goals, and in 2024 we published our fifth Annual Diversity Report, available on our website, which details representation in our workforce. The Annual Diversity Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Hiring
We reinforce our culture and our values by seeking out diverse candidates to fill vacancies by seeking candidates that fit well with our organizational priorities. We have had success in this area: 28 percent of all 2024 new hires in the U.S. have been people of color, and 50 percent of 2024 new hires in the U.S. have been women. We are working proactively to attract more diverse talent and, during 2024, we continued our participation with Afrotech by sending ERG leaders to the 2024 conference. In 2023, we relaunched our Restart Program, which is a paid returnship program to help jump-start the career of people who have been out of workforce for two or more years, hiring one restarter into the program in 2024.
Employee Compensation & Benefits
Compensation is an important consideration for all of our employees, and we strive to pay competitive compensation packages that reflect the success of the business and the individual contributions of each colleague. We are committed to fair pay practices and roles are periodically benchmarked to help inform where adjustments may be needed.
We care for our employees by providing benefits we believe are effective at attracting and retaining the talent critical for our success and, more importantly, assist in their day-to-day well-being. Those benefits include comprehensive health insurance coverage, covering 83% of health insurance premiums for covered U.S. employees for the past three years, an employee stock purchase program, a 401k program, flexible time off, free access to telemedicine, and up to 16 weeks of paid parental leave for birth parents. In addition, we offer paid family, sick, military, jury duty, and bereavement leave, paid short- and long-term disability leave, family planning support, a program offering free access to meditation and healthy eating apps, and monthly webinars focused on wellness through the “ZD BeWell” program.
We support our local communities by providing employees with 16 hours annually of fully paid Volunteer Time Off, partnering with Benevity and Visit.org to support volunteer event opportunities globally. We also expanded our Employee Assistance Fund (“EAF”) with America’s Charities to help employees impacted by unexpected financial hardship resulting from natural and other disasters as well as personal hardship, supporting 99% of employees across 14 countries, with plans to add more countries in the future.
Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. All employees globally have access to an Employee Assistance Program (EAP). We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.

Environmental, Social and Governance
In April 2024, we issued our third annual ESG Report, which can be found at www.ziffdavis.com/esg-environment. Included in the report were the findings from our third-party verified greenhouse gas inventory, which calculates our Scope 1, 2, and 3 emissions. The report highlighted the policies, programs and practices we have in place to tackle critical challenges and the tangible results we have already achieved across our business, within our industry, and in our communities. Included in the report are details about several employee programs including our Global Mentorship Program, and Internal Mobility Program, among others. The ESG Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Historical Information
Ziff Davis, Inc. was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. At the time of its incorporation, Ziff Davis, Inc. was known as j2 Global, Inc. and traded under the stock ticker JCOM. Prior to 2014, an entity now known as J2 Cloud Services, LLC (founded in 1995) traded as JCOM. On October 7, 2021 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its cloud fax business into Consensus Cloud Solutions, Inc., an independent publicly traded company, and the Company transferred J2 Cloud Services, LLC to Consensus who in turn transferred non-fax assets and liabilities back to Ziff Davis, such that Consensus was left with the cloud fax business. In connection with the Separation, we changed our name to Ziff Davis, Inc. from J2 Global, Inc. (for certain events prior to the Distribution Date, the Company may be referred to as J2 Global) and changed our stock ticker to ZD from JCOM. The Separation was achieved through the Company’s distribution of 80.1% of the shares of Consensus common stock to holders of Company common stock as of the close of business on October 1, 2021, the record date for the distribution.
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
•The majority of our revenue within our Digital Media Businesses is derived from short-term advertising arrangements, and our Digital Media Businesses may lose or be unable to attract advertisers if they cannot develop, commission, or acquire compelling content, if they cannot attract users to mobile offerings, or if advertisers’ marketing budgets are cut or reduced.
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
Risks Related To Our Industries
•We are subject to a variety of new, existing, and changing laws and regulations, across both domestic and international markets, which could subject us to claims, judgments, monetary liabilities, and other remedies, as well as increased compliance and defense costs and limitations on our business practices.
•We operate across many different markets and may be exposed to a variety of government and private actions, laws, or self-regulatory developments regarding cybersecurity, privacy, data security, and data protection with uncertain interpretations and potentially significant compliance costs.
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
Risks Related To Our Liquidity and Indebtedness
•Our level of indebtedness could adversely affect our financial flexibility and our competitive position, and we require significant cash to service our debt and fund our capital requirements.
•We face risks associated with the 1.75% Convertible Notes, the 3.625% Convertible Notes, the 4.625% Senior Notes, and our revolving credit facility (collectively referred to herein as our “Outstanding Debt”), including the possibility of changes in interest deductions, triggering of the conditional conversion features, lack of funds to settle conversions, redemptions or repurchases of notes, and imposition of restrictions on future debt.
Risks Related To Our Stock
•Certain features of our Outstanding Debt may delay or prevent an otherwise beneficial attempt to take over our Company.
•Conversions of the 1.75% Convertible Notes and the 3.625% Convertible Notes (collectively, the Convertible Notes’) would dilute the ownership interest of our existing stockholders.
•We are a holding company and our operations are conducted through, and substantially all of our assets are held by, our subsidiaries, which may be subject to certain restrictions on their ability to pay dividends to us to fund any dividends on our stock, pay interest on our Outstanding Debt, and fund other holding company expenses.
•We cannot guarantee that our share repurchase program will be fully consummated or will enhance long-term stockholders value, and share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves.
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
The majority of our revenue within our Digital Media Businesses is derived from short-term advertising arrangements, and a reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.
In most cases, our agreements with advertisers have a term of one year or less and may be terminated at any time by the advertiser or by us without penalty. We believe that advertising on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. Some of these factors include (a) budget constraints of our advertisers, (b) cancellations or delays of projects by our advertisers due to numerous factors, including but not limited to, supply chain issues and any significant changes to free trade agreements, trade protection measures, tariffs and other trade regulations, laws, and policies, (c) the cyclical and discretionary nature of advertising spending, (d) general economic, internet-related, and media industry conditions, (e) tax, tariffs, and other legislation and regulation, as well as (f) extraordinary events, such as war, acts of terrorism or aggression, extreme weather events including as exacerbated by climate change, and pandemics or other public health crises. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential advertisers. Continued reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.
If we are unable to develop, commission, or acquire compelling content for our Digital Media Businesses at acceptable prices, our expenses may increase, the number of visitors to our online properties may not grow, or may decline, and/or visitors’ level of engagement with our websites may decline, any of which could harm our operating results.
Our future success depends in part on the ability of our Digital Media Businesses to aggregate compelling content and deliver that content through our online properties. Users are increasingly demanding high-quality content and services including more video and mobile-specific content. Such content and services may require us to make substantial payments to third parties if we are unable to develop content of our own. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling content and personalization of this content for users in order to differentiate our properties from other businesses. Although we generally develop compelling content of our own, when we are unable to do so, we engage freelance services or obtain licensed content which may not be at reasonable prices and which could harm our operating results.
In our Digital Media Businesses, if we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.
Our ability to grow revenue from our Digital Media Businesses is dependent on our ability to demonstrate to marketers that their marketing campaigns with us provide a meaningful return on investment (“ROI”) relative to offline and other online opportunities. Certain of the marketing campaigns with respect to our Digital Media Businesses are designed such that the revenues received are based entirely upon the ROI delivered for customers. Our Digital Media Businesses has invested significant resources in developing its research, analytics, and campaign effectiveness capabilities and expects to continue to do so in the future. Our ability, however, to demonstrate the value of advertising and sponsorship on Digital Media Businesses properties depends, in part, on the sophistication of the analytics and measurement capabilities, the actions taken by our competitors to enhance their offerings, whether we meet the ROI expectations of our customers, and a number of other factors. If we are unable to maintain sophisticated marketing and communications solutions that provide value to our customers or demonstrate our ability to provide value to our customers, our financial results will be harmed.
A system failure, security breach, cyber-attack, or other technological risk could delay or interrupt service to our customers, harm our reputation and business, lead to a loss of customers, or subject us to significant liability.
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
We face a wide variety of cyber-attacks including attempts to gain unauthorized access to customer accounts.
Increased information technology security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial-of-service attacks, phishing, social engineering, hacking, and other types of attacks, pose a risk to the security and availability of our information technology systems, networks, products, solutions, and services, including those that are managed, hosted, provided, or used by third parties (and which may not provide the same level of information security as our own products, systems, or solutions), as well as the confidentiality, availability, and integrity of our data and the data of our customers, partners, consumers, employees, stockholders, suppliers and others. Also, many of our services are web-based, and the amount of data we store for our users has been increasing. Despite the implementation of security measures, our infrastructure, and that of our partners, vendors, and other third parties may be vulnerable to computer viruses, errors, bugs, defects, hackers, or similar disruptive problems caused by our vendors, partners, other third parties, subscribers, employees, or other internet users who attempt to invade public and private data networks. As seen in the industries in which we operate and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity and technological risks. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks, as we may be unable to keep pace with the increasing sophistication of AI-based cybersecurity threats. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services.
A significant portion of our operations relies heavily on the secure processing, storage, and transmission of confidential and other sensitive data. For example, a significant number of our Cybersecurity & Martech customers authorize us to bill them directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer financial information, which is highly dependent on our billing systems functioning. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a material compromise or breach of the technology used by us, our partners, our vendors, or other third parties to protect transaction and other confidential data. Any system failure or security breach that causes interruptions or data loss in and to our operations and systems or those of our partners, vendors, customers, or other third parties, whether due to human error or misconduct, system errors, or vulnerabilities in our or our third party service providers’ products, systems, or solutions, or which leads to the misappropriation of our or our customers’ confidential information, including as a result of the introduction of new and emerging technologies such as AI, could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services.
We use vendors to assist with cybersecurity risks, but these vendors may not be able to assist us adequately in preparing for or responding to a cybersecurity incident. We maintain insurance related to cybersecurity risks, but this insurance may not be sufficient to cover all of our losses from any breaches or other adverse consequences related to a cybersecurity event. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows, or a negative impact to our reputation could cause us to suffer other negative consequences. For example, we may incur remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants); lost revenues resulting from (i) the unauthorized use of proprietary information, (ii) the failure to retain or attract customers following an attack, or (iii) the diversion of our resources away from revenue-generating activity and towards remediation activity; litigation and legal risks (including regulatory actions by state and federal governmental authorities and non-U.S. authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; damage to our competitiveness and stock price; and diminished long-term shareholder value. To date, such events have not resulted in the material impairment of our business operations.
Generative AI and related technologies could present risks and challenges to our business.
Developments in the use of generative AI and related technologies make it easier to access, duplicate, and distribute our content, or otherwise generate output based on our content, without authorization, fair compensation, or proper attribution. These technologies may reduce our online traffic and audience sizes, infringe our intellectual property rights, and adversely affect our business, financial condition, and results of operations. Our reputation may also be harmed if these technologies wrongly attribute inaccurate information to us. We seek to limit such threats; however, policing unauthorized use of our content and intellectual property is often difficult and the steps taken by us may not prevent misuse and infringement of our intellectual property. Although we do not believe these threats have been material to our businesses to date, we expect to continue to be subject to these threats and there can be no assurance that we will not experience a negative impact on our business as a result of them.
The use of copyrighted material by generative AI and related technologies has not been fully interpreted by federal, state, or international courts, and the legal and regulatory framework for generative AI continues to evolve and remains uncertain. It is possible that new laws and regulations will be adopted in the jurisdictions in which we operate, or existing laws and regulations may be interpreted in new ways, which may affect how operators of generative AI and related technologies seek to use our content. For example, in 2024 California enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy, and fairness, among other concerns. Furthermore, in Europe the EU’s AI Act was published in the Official Journal of the European Union on July 12, 2024 and entered into force on August 1, 2024. We are still evaluating the impact of these laws on our business. The cost for us to enforce such laws and regulations, or otherwise protect our content and intellectual property rights, could be significant.
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
In addition, due to the global nature of the internet, it is possible that various states or foreign countries might attempt to impose additional or new taxes, including digital services taxes, or regulations on our business. Tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and online advertising. The application of existing, new, or revised taxes on our business would likely increase the cost of doing business online and decrease the attractiveness of selling products and advertising over the internet. The application of these taxes on our business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and operating results.
Furthermore, much of our Digital Media Businesses’ e-commerce revenue comes from arrangements in which we are paid by retailers to promote their digital product and service offers on our sites. Certain states have implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of such states if a publisher, such as us, that facilitated that sale is a resident of such state. Paid retailers in our marketplace that do not currently have a sales tax nexus in any state that subsequently passes similar regulations and in which we have operations, employees, or contractors now or in the future, may significantly alter the manner in which they pay us, cease paying us for sales we facilitate for that retailer in such state, or cease using our marketplace, each of which could adversely impact our business, financial condition, and operating results.
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
Our overall performance depends in part on general global and U.S. economic conditions. Weakened global and U.S. economic conditions (including reduced economic growth, recessions, inflationary conditions, fluctuating interest rates, and increased unemployment), volatility in the economy, tariffs and trade protection measures, and political instability may affect the global economy, and therefore, us and certain of our customers. Among other things, such conditions may lead, and have in the past led, to decreased usage of our services, decreased retention rates, decreased advertising, e-commerce, subscription or other revenues, and increased costs. The impact of pandemics or outbreaks of infectious diseases, and the reactions of governmental and public health authorities and others, may disrupt economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, inflation, volatility in the global economy, instability in the credit and financial markets, labor shortages, and disruption in supply chains. These each may impact, and have in the past impacted, our revenues and profitability. For example, in connection with certain global conflicts, the United States and other governments have imposed severe economic sanctions and export controls and have threatened additional sanctions and controls. The full impact of these measures, or of any potential responses to them by the countries involved, on the businesses and results of operations or our customers or us is unknown.
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
Our Digital Media Businesses face competition from online media companies as well as from social networking sites, mobile applications, traditional print and broadcast media, general purpose and search engines, generative AI, and various e-commerce sites. Our Connectivity business faces competition from connectivity analytics providers and network testing sites. Our Cybersecurity & Martech business faces competition from cloud software services and applications across several categories, including secured communications, cybersecurity, and marketing technology.
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
In addition, several competitors offer products and services that directly compete for users with our business offerings. Similarly, the advertising networks operated by our competitors or by other participants in the display marketplace offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad networks, demand side platforms, ad serving technologies, and sponsored search offerings. We also compete with traditional print and broadcast media companies to attract advertising spending. Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market. Some of the competitors of our Cybersecurity & Martech business in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.
If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenue and growth rates could decline. For additional information regarding our competition, and the risks arising out of the competitive environment in which we operate, see the subsection entitled “Competition” with respect to each of our businesses contained in Item 1 of this Annual Report on Form 10-K.
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
Our brand recognition depends, in part, on our ability to protect our trademark portfolio and establish trademark rights covering new brands and territories. Some regulators and competitors have taken the view that certain of our brands are descriptive or generic when applied to the products and services offered by our Cybersecurity & Martech business. Nevertheless, we have obtained U.S. and foreign trademark registrations for many of our brand names, logos, and other brand identifiers. If we are unable to obtain, maintain or protect trademark rights covering our brands across the territories in which they are or may be offered, the value of these brands may be diminished, competitors may be able to dilute, harm, or take advantage of our brand recognition and reputation, and our ability to attract subscribers may be adversely affected.
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
If the distribution of Consensus Cloud Solutions, Inc. (“Consensus”) equity, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Ziff Davis, Consensus and Ziff Davis stockholders could be subject to significant tax liabilities.
On October 7, 2021, the Company completed the separation of its cloud fax business into Consensus, an independent publicly traded company. The separation of Consensus was effected by a pro rata distribution to our shareholders of 80.1% of the stock of Consensus, comprising our prior cloud fax business. We obtained (i) a private letter ruling from the IRS, satisfactory to our Board of Directors, regarding certain U.S. federal income tax matters relating to the separation and related transactions and (ii) an opinion of outside counsel, satisfactory to our Board of Directors, regarding the qualification of the distribution, together with certain related transactions, as generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). The opinion of outside counsel and the IRS private letter ruling were based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings of Ziff Davis and Consensus (including those relating to the past and future conduct of Ziff Davis and Consensus). If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if Ziff Davis or Consensus breach any of their respective covenants contained in any of the separation-related agreements or in the documents relating to the IRS private letter ruling and/or any opinion, the IRS private letter ruling and/or any opinion may be invalid. Accordingly, notwithstanding receipt of the IRS private letter ruling and/or opinions of counsel or other external tax advisors, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements or undertakings that were included in the request for the IRS private letter ruling or on which any opinion was based are false or have been violated. In addition, the IRS private letter ruling does not address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, and an opinion of outside counsel or other external tax advisor represents the judgment of such counsel or advisor which is not binding on the IRS or any court. Accordingly, notwithstanding receipt by Ziff Davis of the IRS private letter ruling and the tax opinions referred to above, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, Ziff Davis, Consensus and Ziff Davis’ stockholders could be subject to significant U.S. federal income tax liability.
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
If our business experiences excessive credit and debit card declines, fraudulent activity, or cannot meet evolving credit card company merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment and our subscriber base could decrease significantly.
A significant number of our paid Cybersecurity & Martech subscribers and certain subscribers from our Digital Media Businesses and Connectivity business authorize us to bill their credit card accounts directly for all service fees charged by us. Weakness in certain segments of the credit markets and in the U.S. and global economies could result in increased numbers of rejected credit and debit card payments. We believe this could result in increased customer cancellations and decreased customer signups. Rejected credit or debit card payments, customer cancellations, and decreased customer signups may adversely impact our revenues and profitability.
Additionally, if people pay for these services with stolen credit cards, we could incur substantial unreimbursed third-party vendor costs. We also incur losses from claims that customers did not authorize credit card transactions to purchase our services. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and could lose the right to accept credit cards for payment. In addition, we are subject to Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess our compliance. PCI standards are a comprehensive set of requirements for enhancing payment account data security. Failure to comply with the security requirements or rectify a security issue may result in fines or a restriction on accepting payment cards. Credit card companies may change the standards required to utilize their services from time to time. If we are unable to meet these new standards, we could be unable to accept credit cards. Further, the law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid subscriber base to significantly decrease, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.
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
Our editorial and other quality control procedures may not be sufficient to ensure that there are no errors or omissions in our content offerings or to prevent such errors and omissions in content that is controlled by our partners. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time-consuming and could divert management’s attention away from our operations.
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
If we are unable to continue to attract visitors to our websites from search engines, then consumer traffic to our websites could decrease, which could negatively impact the sales of our products and services, our advertising revenue and the number of purchases generated for our retailers through our Digital Media marketplaces.
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
As we continue to expand our business operations in countries outside the U.S., our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; increased tariffs, trade protection measures and other regulatory requirements which may affect our ability to provide our services; difficulties in staffing and managing international operations; compliance with international labor and employment laws and regulations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results, and cash flows.
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

Companies that operate in the same industries as our businesses have experienced substantial litigation regarding intellectual property. We may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights or determine the validity and scope of intellectual property rights claimed by others. This or any other litigation to enforce or defend our intellectual property rights may be expensive and time-consuming, could divert management resources, and may not be adequate to protect our business.
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
We have established and continue to maintain, assess, and update our internal controls and procedures regarding our business operations and financial reporting. Our internal controls and procedures are designed to provide reasonable assurances regarding our business operations and financial reporting. However, because of the inherent limitations in this process, internal controls and procedures may not prevent or detect all errors or misstatements. To the extent our internal controls are inadequate or not adhered to by our employees, our business, financial condition, and operating results could be materially adversely affected. We have previously identified a material weakness in our internal controls, which we subsequently remediated. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. A material weakness in our internal controls could result in a material misstatement of our consolidated financial statements.
If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately or timely report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the SEC or the Nasdaq Global Select Market. Any such action or restatement of prior-period financial results as a result could harm our business or investors’ confidence in the Company and could cause our stock price to fall.
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
U.S. and international regulators, investors and other stakeholders are focused on ESG matters. We have established and publicly announced certain ESG initiatives and goals, including our commitment to diversity and inclusion. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions related to ESG are inadequate. As ESG best practices and reporting standards continue to evolve, we may incur increasing costs related to ESG monitoring, reporting, and complying with ESG initiatives. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for such initiatives or goals. We are also subject to disclosure, reporting, and diligence requirements regarding certain ESG risks and initiatives. There has been an increased focus on these initiatives by many regulators, investors, and other stakeholders, and any actual or perceived failure by us to comply with applicable federal, state, local, or international laws and regulations could result in legal and regulatory proceedings against us. The failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
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

Risks Related To Our Industries
We are subject to a variety of new, existing and changing laws and regulations, across both domestic and international markets, which could subject us to claims, judgments, monetary liabilities, and other remedies, to increased compliance and defense costs, and to limitations on our business practices.
We are subject to laws and regulations affecting our domestic and international operations in a number of areas.
The application of existing domestic and international laws and regulations to us relating to issues such as labor, defamation, pricing, advertising, taxation, promotions, billing, e-commerce, consumer protection, accessibility, content regulation, data privacy, youth safety, export restrictions and sanctions, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, real estate, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, climate, environmental, health, safety, and accreditation, in many instances, is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and these laws may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, or other regulated substances, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Our businesses utilize contractors, freelancers and/or staff from third-party outsourcers to provide content and other services. However, in the future, arrangements with such individuals may not be deemed appropriate by a relevant government authority, which could result in additional costs and expenses. We may incur substantial liabilities for expenses necessary to defend against litigation regarding these laws and regulations or to otherwise comply with these laws and regulations, and we may incur potentially substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.
A number of laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business. If these or other laws or judicial interpretations are changed to narrow their protections or previously accepted U.S. constitutional protections, or if international jurisdictions refuse to apply similar provisions in international lawsuits, we will be subject to a greater risk of liability, our costs of compliance with these regulations or to defend litigation may increase, or our ability to operate certain lines of business may be limited.
Cybersecurity, privacy, data security, consumer protection, and data protection laws are constantly evolving at the federal and state levels in the United States, as well as abroad. We are currently subject to such laws both at the federal and state levels in the U.S. as well as similar laws in a variety of international jurisdictions. For example, our use or sharing or certain data subjects us to the Video Privacy Protection Act ("VPPA"), the California Invasion of Privacy Act ("CIPA"), the California Consumer Privacy Act (the “CCPA”) as amended by the California Privacy Rights Act (the “CPRA”) and the General Data Protection Regulation (“GDPR”), as discussed more below. The interpretation of these laws may be uncertain and may also impose conflicting obligations on us.
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
Plaintiffs across the country have filed lawsuits arguing that websites and mobile applications are “places of public accommodation” under Title III of the Americans with Disabilities Act (“ADA”) and, as such, must include functionality to make them accessible to and navigable by to persons with disabilities. There is currently a split in the federal courts of appeal as to whether a website or mobile application can be a “place of public accommodation” under the ADA. A majority of federal circuit courts to address the issue have concluded that standalone websites are not, because a place of public accommodation is a physical establishment. A minority of federal circuit courts have extended the concept of “places of public accommodation” to remote businesses, including standalone websites. The Supreme Court, which would have the authority to resolve the issue nationwide, has not yet ruled on the issue. We cannot predict how the Supreme Court will resolve the issue if and when it has the opportunity to do so.
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
We believe that many of our cloud services are “information services” under the Telecommunications Act of 1996 and related precedent, or, if not “information services”, that we are entitled to other exemptions. In connection with our Cybersecurity & Martech business, we utilize data transmissions over public telephone lines and other facilities provided by third-party carriers. These transmissions are subject to foreign and domestic laws, regulations and requirements by the Federal Communications Commission (the “FCC”), state public utility commissions, foreign governmental authorities, and industry trade associations such as the CTIA. These regulations and requirements affect our ability to provide services, the availability of numbers, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as the services we offer expand, we may become subject to other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services or otherwise not entitled to certain exemptions upon which we currently rely. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties, and interest. It is also possible that such a finding could subject us to additional regulatory obligations that could potentially require us either to modify our offerings in a costly manner, diminish our ability to retain customers, or discontinue certain offerings, in order to comply with certain regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the applicable governmental authority.
In the U.S., Congress, the FCC, and a number of states require regulated telecommunications carriers to contribute to federal and/or state Universal Service Funds (“USF”). Generally, USF is used to subsidize the cost of providing service to low-income customers and those living in high cost or rural areas. If there are changes to USF requirements, we may need to absorb the increased costs or raise the amount we currently collect from some of our customers, which could cause us to alter or eliminate our non-paid services and to raise the price of our paid services, which in turn could cause us to lose customers, reduce our profit margins, or diminish any price advantage that we may have currently have. Any of these results could lead to a decrease in our revenues and net income and could materially adversely affect our business, prospects, financial condition, operating results, and cash flows.
In addition, due to the number of text messages, phone calls and other communications we send or make on behalf of our customers in connection with the services we provide, communication-related privacy laws could result in particularly significant damage awards or fines. For example, in the United States, the Telephone Consumer Protection Act (“TCPA”) prohibits placing calls or sending text messages to mobile phones without “prior express consent” subject to limited exceptions. As currently construed, the TCPA does not distinguish between voice and data, and, as such, text and SMS/MMS messages may also be “calls” for the purpose of TCPA obligations and restrictions. For violations of the TCPA, a plaintiff may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Parties that solely enable calling or text messaging are only directly liable under the TCPA pursuant to federal common law vicarious liability principles. We take significant steps to ensure that users understand that they are responsible for how they use our technology, including complying with relevant federal and state law. However, because we do not enjoy absolute exemption from liability under the TCPA and related FCC and FTC rules, we could face inquiries from the FCC and FTC or enforcement actions by these agencies, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for unauthorized calling or text messaging mobile users, the financial penalties could cause a material adverse effect on our operations and harm our business reputation.
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
Government and private actions or self-regulatory developments may subject us to cybersecurity, privacy, data security, and data protection laws with uncertain interpretations as well as impose conflicting obligations on us and could adversely affect our ability to conduct our business.
The use of consumer data is a topic of active interest among federal, state, and international regulatory bodies, as well as by private parties, and the legal and regulatory environment is unsettled and evolving. Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our users. Our privacy and cookie policies and practices concerning the collection, use, and disclosure of user data are posted on our websites.
Certain business units within our Digital Media Businesses and Connectivity business collect and sell data about their users’ online behavior, and the revenue associated with this activity could be impacted by government regulation and enforcement, industry trends, self-regulation, technology changes, consumer behavior and attitude, and private action. We also use such information to work with our advertisers to more effectively target ads to relevant users and consumers, which ads command a higher rate.
Many of our users voluntarily provide us with demographic and other information when they register for one of our services or properties. In order for our Everyday Health Group brands to deliver marketing and communications solutions to pharmaceutical and medical device companies, health insurers, hospital systems, and other customers, we rely on data provided by our users. We also purchase data from third-party sources to augment our user profiles and marketing databases so we are better able to personalize content, enhance our analytical capabilities and better target our marketing programs. If changes in user sentiment regarding the sharing of information results in a significant number of visitors to our websites and applications refusing to provide us with information such as demographic information, information about their specific health interests, or professional information, our ability to personalize content for our users and provide targeted marketing solutions would be impaired. If our users choose to opt-out of having their data used for behavioral targeting, it would be more difficult for us to offer targeted marketing programs to our customers.
We append data from third-party sources to augment our user profiles. If we are unable to acquire data from third-party sources for whatever reason, or if there is a marked increase in the cost of obtaining such data, our ability to personalize content and provide marketing solutions could be negatively impacted.
Our use or sharing of certain data places us at risk for claims, whether or not the claims have merit, under a number of other laws, including but not limited to the VPPA and the CIPA. We and many other businesses have been sued and/or threatened with such claims. We cannot reliably predict the courts' or arbitrators' view of the theories asserted in the cases brought against us under the VPPA or CIPA and defending against them in court or in arbitration could substantially increase our legal costs and potential liability, and risk-mitigation measures to curb such claims could cause our revenues to decline and adversely affect our operating results.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, we are subject to the GDPR which governs the collection and use of personal data in the

European Union (“EU”), including by companies outside of the European Union. The GDPR harmonizes EU data privacy laws and contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data use in Europe, which will continue to increase our costs. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of the personal data. Individuals also have the right to compensation under the GDPR.
The GDPR also prohibits data transfers from the EU to other countries outside of the EU, including the United States, without appropriate security safeguards and practices in place, creates mandatory breach notification requirements under certain circumstances, enhances enforcement authority and imposes large penalties for noncompliance.
Additionally, on March 25, 2022, the U.S. and European Commission announced that they had agreed in principle to a new Trans-Atlantic Data Privacy Framework (the “TDPF”) to enable trans-Atlantic data flows and address the concerns raised in the Schrems II decision. To implement the commitments of the U.S. under the TDPF, in October 2022, President Biden signed an Executive Order on Enhancing Safeguards for the United States Signals Intelligence Activities (the Executive Order). This subsequently prompted the European Commission to formally launch the process to adopt an adequacy decision based on the Executive Order in December 2022, and the adequacy decision was adopted on July 10, 2023. The TDPF has been recognized as adequate under the E.U. to allow transfers of personal data from the E.U. to companies in the U.S. that have self-certified to the framework. However, the TDPF is subject to legal challenges and may be struck down by the EU courts.
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
The CCPA, in its original form and as amended under the CPRA, similarly contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data usage of California residents, which will continue to increase our costs. The CCPA covers businesses that obtain or access personal information of California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. Individuals may have the right to file a class action under the CCPA in certain circumstances. In November 2020, California voters adopted the CPRA that amends the CCPA, including creating a new agency to implement and enforce the law and enhancing and strengthening regulatory requirements and individual protections under the CCPA. The CPRA took effect on January 1, 2023. A number of other states have enacted or are considering enacting similar privacy, data protection and information security laws, which may subject us to additional requirements and restrictions that could have an impact on our business, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. Additionally, Washington state has enacted a health and location data privacy law, and other states are considering similar legislation. Congress is considering legislation that may preempt some or all of such U.S. state privacy laws, providing a more robust private right of action.
In certain instances, we may be subject to enhanced privacy obligations based on the type of information we store and process. For instance, the Children’s Online Privacy Protection Act (“COPPA”) is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. Additionally, certain states have passed laws restricting the ability to offer services to minors without parental consent or otherwise limiting the services that we can provide to minors. In addition, the Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances, as well as other federal, state or international laws and legislative efforts designed to protect children on the internet may impose additional requirements on us. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business.
New and expanding “Do Not Track” regulations have been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third-party websites. Similarly, exercise of the “Do Not Sell” right under the CCPA limits a business’ ability to monetize certain personal information collected online. Such laws and regulations could have a significant impact on the operation of our advertising and data businesses. U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies or other tracking tools. Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices.
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
While we work to comply with all applicable law and relevant “best practices” addressing cybersecurity, privacy, data security, consumer protection, and data protection, this is an area of the law that is constantly evolving as are the relevant industry codes and threat matrix. Further it is possible that applicable law and “best practices” are interpreted in an inconsistent or conflicting manner either by differing federal, state or international authorities or across the jurisdictions in which we operate. Some privacy laws are currently being challenged and litigation in this space could impact the privacy rights of our community, including modifying the ability of third parties to obtain private communications between users, which in turn may negatively impact users' experience, trust, and satisfaction and decrease their engagement with our products.
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
The Privacy Standards and Security Standards under the HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as “covered entities”, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) made certain of HIPAA’s Privacy and Security Standards directly applicable to covered entities’ business associates. Business associates are subject to significant civil and criminal penalties for failure to comply with applicable Privacy and Security Standards. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.
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
A significant portion of Everyday Health Group’s advertising and sponsorship revenues is derived from the healthcare industry, including pharmaceutical, health and wellness services, over-the-counter, and consumer-packaged-goods companies, and could be affected by changes affecting healthcare spending. Industry changes affecting healthcare spending could impact the market for these offerings. General reductions in expenditures by healthcare industry participants could result from, among other things:
•Government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;
•Changes to federal and state tax rates and allowed expense deductions;
•Consolidation of healthcare industry participants;
•Reductions in governmental funding for healthcare; and
•Adverse changes in business or economic conditions affecting pharmaceutical companies or other healthcare industry participants.
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
•A decrease in the number of new drugs or pharmaceutical products coming to market; and
•Decreases in marketing expenditures by pharmaceutical companies as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical companies.
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
Our business is dependent on the ability of our customers and visitors to our online properties to access our services and applications over broadband internet connections. Internet access providers and internet backbone providers may be able to block, degrade, or charge for access or bandwidth use of certain of our products and services, which could lead to additional expenses and the loss of users. Our products and services depend on the ability of our users to access the internet. Use of our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed data connection. Broadband internet access services, whether wireless or landline, are provided by companies with significant market power. Many of these providers offer products and services that directly compete with ours.
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
Technologies have been developed and are likely to continue to be developed that can block internet or mobile display advertising. Most of our Digital Media Businesses’ revenues are derived from fees paid by advertisers in connection with the display of advertisements or clicks on advertisements on web pages or mobile devices. As a result, such technologies and tools are reducing the number of display advertisements that we are able to deliver or our ability to serve our interest-based advertising and this, in turn, could reduce our advertising revenue and operating results. Adoption of these types of technologies by more of our users could have a material impact on our revenues. We have implemented third-party products to combat these ad-blocking technologies and are developing other strategies to address advertisement blocking. However, our efforts may not be successful to offset the potential increasing impact of these advertising blocking products.
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
Risks Related To Our Liquidity and Indebtedness
We are exposed to risks associated with changes in interest rates.
Increases in interest rates could increase our financing costs over time, either through potential near-term borrowings under our existing credit facility, which is subject to floating interest rates, or through the refinancing of our existing debt. Elevated interest rates have generally increased the cost of debt and we may be required to pay higher interest rates on new indebtedness we may incur in the future, including under our existing revolving credit facility, in comparison to the interest rates payable on our prior and currently outstanding indebtedness, including in connection with the refinancing of such indebtedness. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the jurisdictions in which we operate. In addition, actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for us and can increase our cost of capital and hurt our competitive position.
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

•Place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•Limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, share repurchases, debt service requirements, execution of our business strategy, or other general corporate purposes.
In addition, the agreements governing our Outstanding Debt contain, and the agreements evidencing or governing other future indebtedness (“Subsequent Debt Agreements”) may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests.
The restricted covenants contained in the documents governing our Outstanding Debt impose significant operating and financial restrictions and may limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions, or otherwise restrict our activities or business plans. These include restrictions on our ability to:
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
A breach of the covenants under the documents governing our Outstanding Debt or under the documents governing any Subsequent Debt Agreement could result in an event of default. Such a default may allow the holders or creditors to accelerate the obligations under our Outstanding Debt, or the obligations under Subsequent Debt Agreements, and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In the event the holders or creditors of our Outstanding Debt or any creditors under Subsequent Debt Agreements, accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness or our other indebtedness.
To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends, will depend upon our future performance, which will be subject to financial, business, and other factors affecting our operations. To some extent, our future performance is subject to general and regional economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot ensure that we will generate cash flow from operations, or that future borrowings will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
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
We may not have the ability to raise the funds necessary to settle conversions of our Convertible Notes or to repurchase such Convertible Notes upon a fundamental change or repurchase our senior notes upon change in control.
Holders of our Convertible Notes have the right to require us to repurchase all or a portion of their notes in the applicable series upon the occurrence of a fundamental change (as defined in the indentures governing such notes) before the maturity date at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to make cash payments in respect of the Convertible Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases or redemptions of our outstanding notes, and the conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Holders of our senior notes have the right to require the Company to repurchase all or a portion of their senior notes upon the occurrence of a change of control triggering event (as defined in the indenture). We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases or redemptions of the surrendered senior notes.
In addition, our ability to repurchase or redeem our notes may be limited by law, by regulatory authority or by agreements governing our current or future indebtedness. Our failure to repurchase or redeem our notes at a time when the repurchase or redemption is required by the applicable indenture or to pay any cash payable on future conversions of the Convertible Notes as required would constitute a default under the applicable indenture. A default under any indenture or the fundamental change or change of control itself could also lead to a default under agreements governing our future indebtedness or certain of our other current indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase, redeem or convert the notes as required.
Risks Related To Our Stock
The fundamental change purchase features of our notes may delay or prevent an otherwise beneficial attempt to take over our Company.
The terms of our Convertible Notes require us to offer to purchase the Convertible Notes for cash in the event of a fundamental change (as defined in the indentures of the Convertible Notes), and the terms of our senior notes require us to offer to repurchase the senior notes for cash in the event of a change of control (as defined in the applicable indenture). These features may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.
Conversions of the Convertible Notes could dilute the ownership interest of our existing stockholders.
The conversion of some or all of the Convertible Notes could dilute the ownership interests of our existing stockholders. Any sales on the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes, respectively, could depress the price of our common stock.
We are a holding company and our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries, which may be subject to certain restrictions on their ability to pay dividends to us to fund dividends on our stock, pay interest on our notes and fund other holding company expenses.
We are a holding company. We conduct substantially all of our operations through our subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to pay dividends on our stock, service our debt and fund other holding company expenses depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans, or otherwise. Dividends, loans or other distributions to us from such subsidiaries could be subject to current and or future contractual and other restrictions.
We cannot guarantee that our share repurchase program will be fully consummated or will enhance long-term stockholders value, and share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves.
In August 2024, our Board of Directors approved an increase in our 2020 share repurchase program under which we are authorized to purchase up to 15 million shares of our common stock from time to time and extended the program to August 2029. The remaining shares available for purchase as of December 31, 2024 under the program are approximately 6.2 million. Our share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase additional shares at favorable prices or at all. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce the market liquidity for our stock and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes. The actual timing, number and value of shares repurchased will depend on various factors, including the market price of our common stock, trading volume, general market conditions, and other corporate and economic considerations.
Future sales of our common stock may negatively affect our stock price.
As of February 21, 2025, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock on the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.
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
Item 2. Properties
Our global headquarters is in New York City, where we lease approximately 23,000 square feet of office space pursuant to a lease that extends through December 2030. Additionally, we have smaller leased offices throughout Asia, North America, Europe, and Australia.
All of our network equipment is housed at one of multiple co-location facilities around the world. We believe our current facilities are generally in good operating condition and are sufficient to meet our needs for the foreseeable future.
Item 3. Legal Proceedings
See Note 11 — Commitments and Contingencies to our accompanying consolidated financial statements for a description of our legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

                        PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock are traded on the Nasdaq Global Select Market under the stock symbol “ZD”.
Holders
We had 146 registered stockholders as of February 21, 2025. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
Dividends
We did not pay dividends during the years ended December 31, 2024, 2023, and 2022, respectively. Future dividends are subject to the approval by the Board of Directors (the “Board”) and any restrictions that may be imposed by applicable law or our contracts.
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
During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the Company repurchased 3,500,000, 1,585,846, and 736,536 shares (which were subsequently retired) respectively, at an aggregate cost of $181.8 million, $104.9 million, and $71.3 million, respectively (including an immaterial amount of commission fees) under the 2020 Program. Refer to Note 13 — Stockholders’ Equity for additional details.
Cumulatively, as of December 31, 2024, 8,758,692 shares were repurchased under the 2020 Program, at an aggregate cost of $583.6 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2024 was 6,241,308 shares.
The following table details the repurchases that were made under the 2020 Program and those made outside the 2020 Program (consisting of shares surrendered to satisfy tax withholding obligations for the vesting of restricted stock issued to employees), on a trade date basis, during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2024 - October 31, 2024	211	$46.29	—	6,241,308
November 1, 2024 - November 30, 2024	17,976	$57.12	—	6,241,308
December 1, 2024 - December 31, 2024	—	$—	—	6,241,308
Total	18,187		—	6,241,308

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
The following graph reflects the comparison of the cumulative total stockholder return for shares of the Company’s common stock, the Russell 2000 Index, the Nasdaq Internet Index, and the S&P MidCap 400 Index.
As of December 31, 2024, the Company changed the broad index in the performance graph to the Russell 2000 because we believe the market capitalization of companies in the Russell 2000 Index more closely aligns with our Company. The performance graph below continues to include the cumulative total stock return for the S&P MidCap 400, as it is required during the transition period.
Measurement points are December 31, 2019 and the last trading day in each of the Company’s fiscal years through the end of fiscal 2024. The graph assumes that $100 was invested on December 31, 2019 in the Company’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. The Company completed the separation of Consensus on October 7, 2021. For the purpose of this graph, the distribution of 80.1% of the shares of Consensus common stock to holders of Ziff Davis (formerly known as J2 Global. Inc.) common stock, pursuant to which Consensus became an independent company, is treated as a non-taxable cash dividend which was deemed reinvested in Ziff Davis common stock.

		Russell 2000 Index	Nasdaq	S&P
Measurement Date	Ziff Davis (1)		Internet Index	MidCap 400 Index
Dec-19	100.00	100.00	100.00	100.00
Dec-20	104.25	119.96	162.21	113.66
Dec-21	136.10	137.74	153.90	141.80
Dec-22	97.11	109.59	80.69	123.28
Dec-23	82.49	128.14	130.27	143.54
Dec-24	66.71	142.93	169.33	163.54

(1)On October 7, 2021, Ziff Davis completed the Separation of Consensus (NASDAQ: CCSI). A shareholder of the Company who acquired one share of Ziff Davis common stock at the start of the measurement period (December 31, 2019) and reinvested all cash dividends into Ziff Davis common stock at then-current prices from the start of the measurement period to the time of the Separation would have owned 1.067 shares of Ziff Davis common stock at the time of the Separation of Consensus. At the time of the Separation of Consensus, Ziff Davis common shareholders received a dividend of one CCSI share for every three shares of Ziff Davis common stock. Therefore, the value of this dividend for each Ziff Davis common shareholder was $18.68 per share based on the October 7, 2021 Consensus share price of $56.04 ($56.04 / 3 = $18.68). For purposes of calculating the Ziff Davis total return, we assume that the value of the Consensus shares issued to the Ziff Davis shareholder at the time of the Separation (1.067 shares x $18.68 = $19.93) was reinvested into Ziff Davis common stock at the ex-dividend price of Ziff Davis common stock ($124.16), resulting in ownership of an additional 0.162 shares of Ziff Davis common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
175
150
125
100
75
50
Index Value
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Ziff Davis
Russell 2000
NASDAQ Internet Index
S&P MidCap 400

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
Overview
Ziff Davis, Inc. was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “the Company”, “our”, “us”, or “we”), is a vertically focused digital media and internet company whose portfolio includes leading brands in technology, shopping, gaming and entertainment, health and wellness, connectivity, cybersecurity, and martech. Our business specializes in the technology, shopping, gaming and entertainment, healthcare, and connectivity markets, offering content, tools, and services to consumers and businesses and provides internet-delivered cloud-based services to consumers and businesses including cybersecurity, privacy, and marketing technology.
Segments
Following changes to our internal reporting structure, the Company concluded that it has five operating segments which are now presented as the following five reportable segments: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, 4) Connectivity, and 5) Cybersecurity & Martech. The current reportable segments of Technology & Shopping, Gaming & Entertainment, Health & Wellness, and Connectivity previously were included in a Digital Media reportable segment. Prior period segment information is presented on a comparable basis to conform to this new segment presentation with no effect on previously reported consolidated results. Refer to Note 17 — Segment Information for additional detail.
Revenue Overview
The primary types of revenues that we generate are described below.
Advertising and Performance Marketing - We sell online display and video advertising on our owned-and-operated websites and applications and on third-party sites. We have contractual arrangements with advertisers either directly or through agencies. The terms of these contracts specify the price of the advertising to be sold and the volume of advertisements that will be served over the course of a campaign. Additionally, we have contractual arrangements with certain third-party websites and applications not owned by us, and third-party advertising networks to deliver online display and video advertising to their websites and applications or to third-party sites. We generate leads for advertisers, including vendors of consumer health and wellness products, consumer packaged goods, and information technology services, through various marketing methods. We also generate clicks to online merchants by listing products, deals, and discounts on our web properties, and earn a commission when customers “click-through” the ad to make a purchase.
Subscription and Licensing - We provide cloud-based subscription services and generate “fixed” subscription revenues for customer subscriptions and, to a lesser extent, “variable” usage revenues generated from actual usage by our subscribers. We offer subscription and licensing services to businesses, which offer up-to-date insights into global fixed broadband and mobile performance data, and we offer subscription packages to consumers through the Lose It! weight loss app and through Humble Bundle’s digital subscriptions and storefront for video games, ebooks, and software. We also generate revenue from the sale of perpetual software licenses, related software support, and maintenance used in conjunction with software and other related services. We license our proprietary technology, data, and intellectual property to third parties for various purposes.
Other - Other revenues primarily include those from the sale of hardware used in conjunction with software, online course revenue, and game publishing revenue.

Revenues from customers classified by revenue source are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Technology & Shopping
Advertising and performance marketing	$345,655	$310,733	$354,545
Subscription and licensing	7,158	8,256	10,052
Other	9,069	11,568	20,332
Total Technology & Shopping revenues	$361,882	$330,557	$384,929

Gaming & Entertainment
Advertising and performance marketing	$120,788	$114,074	$112,305
Subscription and licensing	59,468	54,747	54,020
Other	20	—	—
Total Gaming & Entertainment revenues	$180,276	$168,821	$166,325

Health & Wellness
Advertising and performance marketing	$299,474	$309,182	$304,379
Subscription and licensing	49,538	41,185	21,244
Other	13,396	11,556	10,260
Total Health & Wellness revenues	$362,408	$361,923	$335,883

Connectivity
Advertising and performance marketing	$11,926	$13,112	$16,353
Subscription and licensing	185,994	179,286	159,150
Other	15,700	19,120	15,751
Total Connectivity revenues	$213,620	$211,518	$191,254

Cybersecurity & Martech
Subscription and licensing	$283,502	$291,209	$312,606
Other	—	—	—
Total Cybersecurity & Martech revenues	$283,502	$291,209	$312,606

Corporate	$—	$—	$—
Total Revenues	$1,401,688	$1,364,028	$1,390,997
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

The following table sets forth certain key operating metrics for the advertising and performance marketing revenues based on the reportable segment for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023
Technology & Shopping
Net advertising and performance marketing revenue retention (1)	92.9%	88.0%
Customers (2)	793	736
Quarterly revenue per customer (3)	$163,947	$138,376

Gaming & Entertainment
Net advertising and performance marketing revenue retention (1)	92.7%	51.0%
Customers (2)	432	426
Quarterly revenue per customer (3)	$80,900	$84,355

Health & Wellness
Net advertising and performance marketing revenue retention (1)	91.4%	92.0%
Customers (2)	778	882
Quarterly revenue per customer (3)	$115,604	$103,883

Connectivity
Net advertising and performance marketing revenue retention (1)	77.4%	67.0%
Customers (2)	33	35
Quarterly revenue per customer (3)	$99,130	$91,668

Consolidated Total
Net advertising and performance marketing revenue retention (1)	92.0%	87.1%
Customers (2)	1,899	1,943
Quarterly revenue per customer (3)	$135,762	$119,975

(1)Net advertising and performance marketing revenue retention equals (i) the trailing twelve month revenue recognized related to prior year customers in the current year period (excluding revenue from acquisitions during the stub period) divided by (ii) the trailing twelve month revenue recognized related to prior year customers in the prior year period (excluding revenue from acquisitions during the stub period). This excludes customers that generated less than $10,000 of revenue in the measurement period.
(2)Excludes customers that spent less than $2,500 in the quarter.
(3)Represents total gross quarterly advertising and performance marketing revenues divided by customers as defined in footnote (2).
For our subscription and licensing businesses, the number of customers that we serve is an indicator of our customer retention and growth. The average monthly revenue per customer and the churn rate also contribute to insights that contribute to certain of our business planning decisions.

The following table sets forth certain key operating metrics for the subscription and licensing revenues based on the reportable segment for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023
Technology & Shopping
Customers (in thousands) (1)(2)	0.2	0.1
Average quarterly revenue per customer (2)(3)	$10,011	$17,272
Churn rate (2)(4)	1.75%	27.20%

Gaming & Entertainment
Customers (in thousands) (1)(2)	600	416
Average quarterly revenue per customer (2)(3)	$26.65	$31.92
Churn rate (2)(4)	5.71%	6.20%

Health & Wellness
Customers (in thousands) (1)(2)	1,771	1,469
Average quarterly revenue per customer (2)(3)	$7.32	$7.44
Churn rate (2)(4)	3.49%	3.51%

Connectivity
Customers (in thousands) (1)(2)	25	23
Average quarterly revenue per customer (2)(3)	$1,915	$2,058
Churn rate (2)(4)(5)	1.38%	0.82%

Cybersecurity & Martech
Customers (in thousands) (1)(6)	1,253	1,358
Average quarterly revenue per customer (3)	$55.11	$52.98
Churn rate (4)	3.08%	3.38%

Consolidated Total
Customers (in thousands) (1)(2)(6)	3,649	3,266
Average quarterly revenue per customer (2)(3)	$40.44	$44.77
Churn rate (2)(4)(5)	2.83%	2.86%

(1)    Represents the quarterly average of the end of month customer counts. Customers associated with each reportable segment may not foot precisely since each is presented independently.
(2) The metric includes the sale of perpetual software licenses, when applicable, revenue for which is recorded at a point-in time rather than over-time.
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
(5)    The churn rate calculation for Connectivity includes the sum of the monthly revenue from the specific cancelled agreements in the numerator.
(6)    Resellers within Cybersecurity & Martech segment are counted as one customer when there is not visibility into the number of underlying customers served by the reseller.

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
Revenue Recognition
The following describes the nature of the Company’s primary types of revenue.
Advertising and Performance Marketing
Advertising and performance marketing revenues are earned primarily from the delivery of advertising services and from marketing, performance marketing, production services. Revenues from the delivery of advertising services are earned on websites and applications that are owned and operated by the Company and on those websites and applications that are part of the Company’s advertising network. Revenues are primarily earned by generating traffic to the Company’s websites, apps, and third-party platforms on which brands of the Company have a presence and monetizing this traffic. The value provided to the customer is primarily derived from the provision of traffic the Company generates from its specific content within each vertical, as well as data obtained by the website or app traffic. Such revenues are generally recognized over the period in which the products or services are delivered.
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The vast majority of the Company’s advertising and performance marketing revenue is recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC Topic 606, Revenue from Contracts with Customer (“ASC 606”). Revenues recognized on a gross basis are generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites, or on unaffiliated advertising networks; and (ii) through the Company’s lead-generation business. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party platforms, primarily related to the transfer of functional intellectual property. The Company records revenue on a net basis with respect to revenue earned from servicing client gift card programs where we collect the total value of the gift card on our customers’ behalf.
Subscription and Licensing
Revenues from subscriptions are earned through (i) the granting of access to, or delivery of, data products or services to customers; (ii) usage-based fees, and (iii) reselling various third-party solutions, primarily through the Company’s email security line of business. Subscriptions cover video games and related content, health information, data, and other copyrighted material. Revenues are also earned from listing fees, subscriptions to online publications, and from other sources. Third-party solutions, along with the Company’s proprietary products, allow the Company to offer customers a variety of solutions to better meet the customer’s needs. Subscription revenues are primarily recognized over the contract term. Revenues related to the provision of access to historical data for certain services are recorded at the time of delivery. In instances where usage-based fees are charged, a significant portion of which are paid in advance, the Company defers the portions of monthly, quarterly, semi-annual, and annual fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.
Licensing revenues are earned through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise and may include logos, editorial reviews, or other copyrighted material that represent symbolic intellectual property, as defined in ASC 606. Revenues under such license agreements are generally recognized over the contract term. In instances when technology assets in the form of functional intellectual property are licensed to the Company’s clients, revenues from the license of these assets are recognized at a point in time.

Licensing revenues also include revenues from transactions involving the sale of perpetual software licenses, related software support, and maintenance. Revenue will be recognized when the obligations are met, either over time or at a point in time, depending on the nature of the obligation.
•Revenues from software license performance obligations are generally recognized upfront at the point in time that the software is made available to the customer for download and use.
•Revenues from related software support and maintenance are generally recognized ratably over the contractual period, because technical support, unspecified software product upgrades, maintenance releases, and patches are provided to customers on an as needed basis and they are available during the term of the support period.
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The vast majority of the subscription and licensing revenue is recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC 606. The Company records revenue on a gross basis with respect to revenue generated from the resale of various third-party solutions, primarily through its email security line of business, because the Company has control of the specified good or service prior to transferring control to the customer.
Other
Other revenues primarily include those from the sale of hardware used in conjunction with software described above, online course revenue, and game publishing revenue. Hardware product and related software performance obligations, such as those relating to an operating system or firmware, are highly interdependent and interrelated and are accounted for as a bundled performance obligation. The revenues for this bundled performance obligation are generally recognized at the point in time that the hardware and software products are delivered and ownership is transferred to the customer.
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The majority of the other revenue is recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC 606. The Company records revenue on a net basis with respect to games sold on third-party platforms.
Business Combinations
The Company applies the acquisition method of accounting for business combinations in accordance with GAAP and uses estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates are complex because of the judgment required in determining these values. The determination of purchase price and the fair value of monetary assets acquired and liabilities assumed is typically the least complex aspect of the Company’s accounting for business combinations due to inherently lower level of judgment required. Due to the higher degree of complexity associated with the valuation of acquired intangible assets, the Company may obtain the assistance of reputable valuation specialists in the allocation of purchase price to the identifiable intangible assets acquired. The valuation of identifiable intangible assets may be based on significant unobservable inputs and assumptions such as, but not limited to, future revenue growth rates, gross and operating margins, customer attrition rates, royalty rates, discount rates, and terminal growth rate assumptions. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are comprised of purchased customer relationships, trademarks, trade names, developed technologies and other intangible assets. We use our best estimates and assumptions to accurately assign the useful lives of the acquired intangible assets subject to amortization, which are amortized over the period of estimated economic benefit. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relevant to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and Indefinite-Lived Intangible Assets
The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. The Company tests goodwill for impairment annually on October 1st at the reporting unit level, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using a mix of an income approach and a market approach. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference.
During the years ended December 31, 2024, 2023, and 2022, the Company recorded a goodwill impairment of $85.3 million, $56.9 million and $27.4 million, respectively. In each period, the fair value of the reporting unit was determined using an equal weighting of an income approach that was based on the discounted estimated future cash flows of the reporting unit and a market approach that uses the guideline public company approach. We believe the combination of these approaches provides an appropriate valuation because it incorporates the expected cash generation of the reporting unit in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Determining fair value using a discounted estimated future cash flow analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the discounted cash flow analyses were based on the most recent forecast for the reporting unit. For years beyond the forecast period, the estimates were based, in part, on forecasted growth rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. Determining fair value using a market approach considers multiples of financial metrics based on trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the reporting unit. Refer to Note 8 — Goodwill and Intangible Assets to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
Following the impairments at the two reporting units within the Technology & Shopping reportable segment during the year ended December 31, 2024, there was no excess of fair value over the carrying value at those reporting units. So any further decrease in estimated fair value of these two reporting units will result in an additional impairment charge to goodwill. Goodwill for these two reporting units was $322.1 million as of December 31, 2024. There were no other reporting units with less than 10% excess fair value over carrying value as of the most recent evaluation that may be at risk of impairment as of December 31, 2024. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
The Company did not have intangible assets with indefinite lives during years ended December 31, 2024, 2023, and 2022.
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
Consolidated Results of Operations
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with SEC on February 26, 2024, for a discussion of our consolidated results of operations for 2023 compared to 2022.
The main focus of our Technology & Shopping, Gaming & Entertainment, and Health & Wellness platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and applications and those included within our advertising networks, and improve the effectiveness of our content as well as our subscription services and licenses.
The operating margin we realize on revenues generated from ads placed on our websites and applications is significantly higher than the operating margin we realize from revenues generated from those placed on third-party websites and applications. Growth in advertising revenues from our websites and applications has generally exceeded that from third-party websites and applications. This trend has generally had a positive impact on our operating margins.
The main focus of our Connectivity segment is to collect and correlate the information on internet connectivity, network performance, and consumer experiences, while providing insights and software relating to broadband networks. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our global customers.
The main focus of our Cybersecurity & Martech service offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity, and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.
We expect acquisitions to remain an important component of our strategy and use of capital across our Company; however, for a number of reasons, including macroeconomic conditions, in a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses with different business models, may impact overall operating profit margins. From time to time, the Company may take steps to reduce investment in one or more of its business activities. In the past, we have divested certain businesses that we determined were no longer consistent with the Company’s focus or that no longer aligned with the current or expected business performance of the Company’s other businesses.

The following table sets forth, for the years ended December 31, 2024 and 2023, information derived from our Statements of Operations as a percentage of revenues.

	Years ended December 31,
	2024	2023
Total revenues	100%	100%
Operating costs and expenses:
Direct costs	14	14
Sales and marketing	37	36
Research, development, and engineering	5	5
General, administrative, and other related costs	15	14
Depreciation and amortization	15	17
Goodwill impairment	6	4
Total operating costs and expenses	92	90
Income from operations	8	10
Interest expense, net	(1)	(1)
Loss on investments, net	(1)	(2)
Other income (loss), net	—	(1)
Income from continuing operations before income tax expense and income (loss) from equity method investment	6	6
Income tax expense	(3)	(2)
Income (loss) from equity method investment, net of tax	1	(1)
Net income from continuing operations	4%	3%

Revenues

	Years ended December 31,		Percent change
(in thousands, except percentages)	2024	2023	2024 v. 2023
Revenues	$1,401,688	$1,364,028	3%
Our revenues primarily consist of revenues from (i) advertising and performance marketing revenues, which are earned from the delivery of advertising services, marketing, performance marketing, and production services, and (ii) subscription and licensing revenues, which are earned through the granting of access to, or delivery of, certain data products or services to customers, usage-based fees, and by reselling various third-party solutions, primarily through the email security line of the Company. Subscription and licensing revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.
Our revenues increased for the year ended December 31, 2024 compared to the prior period primarily due to a $30.7 million increase in advertising and performance marketing revenue driven primarily by an increase of $34.9 million in our Technology & Shopping reportable segment and a $6.7 million increase in our Gaming & Entertainment reportable segment, partially offset by a decline of $9.7 million in our Health & Wellness reportable segment. Subscription and licensing revenues increased $12.1 million due primarily to an increase of $8.4 million in our Health & Wellness reportable segment, $6.7 million in our Connectivity reportable segment, and $4.7 million in our Gaming & Entertainment reportable segment, partially offset by a decrease of $6.6 million in our Cybersecurity & Martech reportable segment. Included in the revenue during the year ended December 31, 2024 was $83.2 million of incremental revenue contributed by businesses acquired during 2024.
Direct costs

	Years ended December 31,		Percent change
(in thousands, except percentages)	2024	2023	2024 v. 2023
Direct Costs	$200,323	$185,650	7.9%
As a percent of revenues	14.3%	13.6%

Direct costs represent the company’s cost of revenue and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, and processing fees. The increase in direct costs for the year ended December 31, 2024 compared to the prior period was primarily due to a $5.5 million increase in processing fees, a $4.6 million increase in royalties, and a $2.7 million increase in database hosting costs.
Sales and Marketing

	Years ended December 31,		Percent change
(in thousands, except percentages)	2024	2023	2024 v. 2023
Sales and Marketing	$519,694	$487,365	6.6%
As a percent of revenues	37.1%	35.7%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing expenses during the year ended December 31, 2024 compared to the prior period was primarily due to a $28.7 million increase in salaries, benefits, and other employee expenses related primarily to acquisitions in the period and severance costs, including those associated with a voluntary buyout program, and a $5.0 million increase in expenses for software purchases.
Research, Development, and Engineering

	Years ended December 31,		Percent change
(in thousands, except percentages)	2024	2023	2024 v. 2023
Research, Development, and Engineering	$67,373	$68,860	(2.2)%
As a percent of revenues	4.8%	5.0%
Research, development, and engineering costs consist primarily of personnel-related expenses. The decrease in research, development, and engineering costs for the year ended December 31, 2024 compared to the prior period was primarily due to a $1.4 million decrease in salaries, benefits, and other employee expenses primarily as a result of an increase in capitalized costs related to the nature of projects in 2024 as compared with projects in 2023.
General, Administrative, and Other Related Costs

	Years ended December 31,		Percent change
(in thousands, except percentages)	2024	2023	2024 v. 2023
General, Administrative, and Other Related Costs	$203,461	$195,726	4.0%
As a percent of revenues	14.5%	14.3%
General, administrative, and other related costs consist primarily of personnel-related expenses including share-based compensation and severance, changes in the fair value associated with contingent consideration, bad debt expense, professional fees, and insurance costs. The increase in general, administrative, and other related costs for the year ended December 31, 2024 compared to the prior period was primarily due to $13.1 million higher salaries, benefits, and other employee expenses driven primarily by higher share-based compensation expense and a $5.4 million increase in third-party debt modification costs, acquisition-related fees, and other legal-related fees, partially offset by a $6.1 million decrease in expense from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses and a $3.7 million decrease in office related expenses.
Depreciation and Amortization

	Years ended December 31,		Percent change
(in thousands, except percentages)	2024	2023	2024 v. 2023
Depreciation and amortization	$211,916	$236,966	(10.6)%
As a percent of revenues	15.1%	17.4%
Depreciation and amortization costs consist of depreciation related to property and equipment, including internally developed software, as well as amortization of intangible assets recorded in connection with business acquisitions, and other intangible assets of the Company. The decrease in depreciation and amortization costs for the year ended December 31, 2024 compared to the prior period was primarily due to a decline of $27.4 million in amortization expense as assets became fully amortized and due to a decline in the amortization of customer relationships as more amortization expense is recognized earlier in the useful life based on estimated economic benefit.
Goodwill Impairment
Goodwill impairment was $85.3 million and $56.9 million for the years ended December 31, 2024 and 2023, respectively. The goodwill impairment during all periods was related to reporting units within the Technology & Shopping reportable segment. Refer to Note 8 — Goodwill and Intangible Assets to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,		Percent change
	2024	2023	2024 v. 2023
Interest expense, net	$(13,988)	$(20,031)	(30.2)%
Loss on sale of businesses	(3,780)	—	—%
Loss on investments, net	(7,654)	(28,138)	(72.8)%
Other income (loss), net	4,968	(9,468)	(152.5)%
Total non-operating (expense) income	$(20,454)	$(57,637)	(64.5)%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net decreased during the year ended December 31, 2024 compared to the prior period primarily due to the absence from the 2024 results of a non-recurring $7.7 million of interest expense related to the 1.75% Convertible Notes at a rate of 0.50% per annum recorded in the prior period. See Note 9 — Debt to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
Loss on sale of business. Loss on sale of business during the year ended December 31, 2024 represents the loss on disposal of an international business in the Technology & Shopping reportable segment.
Loss on investments, net. Loss on investments, net is generated from realized and unrealized gains or losses from investments in equity and debt securities. Loss on investment, net recorded in 2024 and 2023 includes the change in the fair value of the Company’s investment in Consensus common stock prior to the disposition of the investment and the results of the disposition of Consensus common stock, which occurred during the second quarter of 2024.
Other income (loss), net. Other income (loss), net is generated primarily from miscellaneous items and gains or losses on foreign currency. The change was primarily attributable to a reversal of a reserve established in connection with deferred consideration from a buyer of a previously disposed business during 2024 and changes in gains or losses on foreign currency.
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
As of December 31, 2024, the Company had federal net operating loss carryforwards (“NOLs”) of $3.2 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. $3.2 million of the NOLs expire through the year 2031 depending on the year the loss was incurred.
As of December 31, 2024, the Company had federal capital loss limitation carryforwards of $23.4 million that begin to expire in 2026. In addition, as of December 31, 2024, the Company had available state research and development tax credit carryforwards of $4.1 million, which last indefinitely. The Company had no foreign tax credit carryforwards as of December 31, 2024.
Income tax expense was $41.4 million and $24.1 million in 2024 and 2023, respectively. Our effective tax rates for 2024 and 2023 were 44.4% and 32.2%, respectively.

The change in the annual effective income tax rate in 2024 compared to prior period was primarily attributable to the following:
1.a larger goodwill impairment recognized for book purposes during 2024 as compared to 2023. For both years, since the impairment related to excess financial statement goodwill with no tax basis, no corresponding tax benefits were recognized.
2.A recognition of a valuation allowance against a portion of the U.S. capital loss carryforwards, which resulted in a discrete change of $5.8 million; and
3.a decrease in the amount of unrealized losses recognized on our investment in Consensus common stock, which resulted in a lower tax benefit during 2024.
In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.5%	25.0%	26.5%
Effective tax rate (1)	11.3%	26.1%	29.9%

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
The Organization for Economic Co-operation and Development (“OECD”) established a Pillar Two Framework that was supported by over 130 countries worldwide. On December 15, 2022, the European Union (“EU”) Member States adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% with effective dates of January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. The Company has analyzed the impact of the Pillar Two framework’s corporate minimum income tax rate of 15% and does not expect that it will have a material effect on the Company’s liability for corporate taxes and the Company’s consolidated effective tax rate.
Equity Method Investment
Income (loss) from equity method investment, net of tax. Income (loss) from equity method investment was primarily generated from the investment in the OCV Fund I, LP (the “OCV Fund”) for which the Company receives annual audited financial statements. The investment in the OCV Fund is presented net of tax. The Company recognizes its share of net earnings or losses relating to the investment in the OCV Fund on a one-quarter lag due to the timing and availability of financial information from the OCV Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
Income (loss) from equity method investment was $11.2 million and $(9.3) million, net of income tax for the years ended December 31, 2024 and 2023, respectively. The increase in income from equity method investment, net of income tax in 2024 compared to 2023 was primarily due to an increase in value of the underlying investments.
Segment Results
Our businesses are based on the organizational structure used by management for making operating and investment decisions and for assessing performance: (i) Technology & Shopping, (ii) Gaming & Entertainment, (iii) Health & Wellness, (iv) Connectivity, and (v) Cybersecurity & Martech. Reportable segment results presented below are exclusive of inter-segment revenues and expenses.

Technology & Shopping
The financial results are presented as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Revenues	$361,882	$330,557	$384,929
Operating costs and expenses	432,954	381,055	381,364
Operating (loss) income	$(71,072)	$(50,498)	$3,565
2024 and 2023
Technology & Shopping’s revenues of $361.9 million in 2024 increased $31.3 million, or 9.5%, compared to 2023 primarily due to an increase in advertising and performance marketing revenues of $34.9 million primarily driven by an increase of $32.3 million in the technology business related to an acquisition during 2024, partially offset by a decline of $2.5 million in other revenues and $1.1 million in subscription and licensing revenues.
Technology & Shopping‘s operating costs and expenses of $433.0 million in 2024 increased $51.9 million, or 13.6%, compared to 2023 primarily due to an increase in goodwill impairment of $28.4 million and an increase in salaries, benefits, and other employee expenses of approximately $17.6 million.
As a result of these factors, Technology & Shopping’s operating loss of $71.1 million in 2024 increased $20.6 million, or 40.7%, compared to 2023.
2023 and 2022
Technology & Shopping’s revenues of $330.6 million in 2023 decreased $54.4 million, or 14.1%, compared to 2022 primarily due to a $43.8 million decrease in advertising and performance marketing revenues and a $8.8 million decrease in other revenues. The decrease in advertising and performance marketing revenues was primarily due to a $29.9 million decrease in revenues within the technology business and a $13.9 million decrease in revenues within the shopping business.
Technology & Shopping‘s operating costs and expenses of $381.1 million in 2023 decreased $0.3 million, or 0.1%, compared to 2022 primarily due to a $9.9 million decrease in depreciation and amortization expense, a $10.1 million decrease in salaries, benefits, and related employee expenses, and a $6.2 million decrease in advertising and marketing related expenses, partially offset by a $29.5 million increase in goodwill impairment.
As a result of these factors, Technology & Shopping’s operating loss of $50.5 million in 2023 increased $54.1 million compared to 2022.
Gaming & Entertainment
The financial results are presented as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Revenues	$180,276	$168,821	$166,325
Operating costs and expenses	126,275	111,522	112,900
Operating income	$54,001	$57,299	$53,425

2024 and 2023
Gaming & Entertainment’s revenues of $180.3 million in 2024 increased $11.5 million, or 6.8%, compared to 2023 primarily due to an increase in advertising and performance marketing revenues of $6.7 million primarily driven by an acquisition during 2024 and a $4.7 million increase in subscription and licensing revenues due to the Humble Bundle properties.
Gaming & Entertainment’s operating costs and expenses of $126.3 million in 2024 increased $14.8 million, or 13.2%, compared to 2023 primarily due to an increase in campaign fulfillment costs of approximately $3.3 million, an increase in advertising and marketing related expenses of approximately $2.8 million, and an increase in professional and other third-party services of approximately $2.3 million.

As a result of these factors, Gaming & Entertainment’s operating income of $54.0 million in 2024 decreased $3.3 million, or 5.8%, compared to 2023.
2023 and 2022
Gaming & Entertainment’s revenues of $168.8 million in 2023 increased $2.5 million, or 1.5%, compared to 2022 primarily due to a $1.8 million increase in advertising and performance marketing revenues primarily due to an increase in third-party advertising revenue and a $0.7 million increase in subscription and licensing revenues.
Gaming & Entertainment’s operating costs and expenses of $111.5 million in 2023 decreased $1.4 million, or 1.2%, compared to 2022 primarily due to a $3.3 million decrease in partner payments and a $1.2 million decrease in advertising and marketing related expenses, partially offset by a $1.7 million increase in professional and other third-party services expenses, and $0.5 million increase in cloud computing, software, and other related expenses.
As a result of these factors, Gaming & Entertainment’s operating income of $57.3 million in 2023 increased $3.9 million, or 7.3%, compared to 2022.
Health & Wellness
The financial results are presented as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Revenues	$362,408	$361,923	$335,883
Operating costs and expenses	295,201	298,348	269,668
Operating income	$67,207	$63,575	$66,215
2024 and 2023
Health & Wellness’ revenues of $362.4 million in 2024 increased $0.5 million, or 0.1%, compared to 2023 primarily due to an increase in subscription and licensing revenues of $8.4 million, driven by a $8.0 million increase in the Health & Wellness Consumer business, and an increase in Other revenues of $1.8 million. These increases were partially offset by a decline of $9.7 million in advertising and performance marketing revenue due to the Health & Wellness Professional business.
Health & Wellness’ operating costs and expenses of $295.2 million in 2024 decreased $3.1 million, or 1.1%, compared to 2023 primarily due to a decrease of $7.1 million in depreciation and amortization expense, and a $3.3 million decrease in advertising and marketing related expenses, partially offset by a $6.1 million increase in salaries, benefits, and other employee expenses.
As a result of these factors, Health & Wellness’ operating income of $67.2 million in 2024 increased $3.6 million, or 5.7%, compared to 2023.

2023 and 2022
Health & Wellness’ revenues of $361.9 million in 2023 increased $26.0 million, or 7.8%, compared to 2022 primarily due to a $20.0 million increase in subscription and licensing revenues, a $4.8 million increase in advertising and performance marketing revenues, and a $1.3 million increase in other revenues. The increase in subscription and licensing revenues was primarily driven an increase of $20.0 million in the Health & Wellness consumer business due to an acquisition in 2022 that had a full year of results in 2023.
Health & Wellness’ operating costs and expenses of $298.3 million in 2023 increased $28.7 million, or 10.6%, compared to 2022 primarily due to a $9.6 million increase in salaries, benefits, and other employee expenses, $4.2 million increase in costs primarily associated with app-store fees, a $3.9 million increase in depreciation and amortization expense, a $3.1 million increase in advertising and marketing related expenses, and a $2.0 million increase in bad debt expense in 2023 compared to 2022.
As a result of these factors, Health & Wellness’ operating income of $63.6 million in 2023 decreased $2.6 million, or 4.0%, from 2022.

Connectivity
    The financial results are presented as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Revenues	$213,620	$211,518	$191,254
Operating costs and expenses	134,246	140,927	112,892
Operating income	$79,374	$70,591	$78,362
2024 and 2023
Connectivity’s revenues of $213.6 million in 2024 increased $2.1 million, or 1.0%, compared to 2023 due an increase of $6.7 million in subscription and licensing revenues driven primarily by a $4.3 million increase in our revenues from network performance services, partially offset by a decline of $3.4 million in other revenues and a decline of $1.2 million in advertising and performance marketing revenues.
Connectivity’s operating costs and expenses of $134.2 million in 2024 decreased $6.7 million, or 4.7%, compared to 2023 primarily due to a $6.1 million decrease in expense from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses.
As a result of these factors, Connectivity’s operating income of $79.4 million in 2024 increased $8.8 million, or 12.4%, from 2023.
2023 and 2022
Connectivity’s revenues of $211.5 million in 2023 increased $20.3 million, or 10.6%, compared to 2022 primarily due to a $20.1 million increase in subscription and licensing revenues, including a $14.3 million increase within our revenues from network performance services and a $5.8 million increase within our Ekahau business.
Connectivity’s operating costs and expenses of $140.9 million in 2023 increased $28.0 million, or 24.8%, compared to 2022 primarily due to a $10.6 million increase in salaries, benefits, and other employee expenses, a $6.3 million increase in depreciation and amortization, and a $2.6 million increase in professional and other third-party services.
As a result of these factors, Connectivity’s operating income of $70.6 million in 2023 decreased $7.8 million, or 9.9%, compared to 2022.
Cybersecurity & Martech
The financial results are presented as follows (in thousands):

	Years ended December 31,
	2024	2023
Revenues	$283,502	$291,209
Operating costs and expenses	228,541	247,999
Operating income	$54,961	$43,210

2024 and 2023
Cybersecurity & Martech’s revenues of $283.5 million in 2024 decreased $7.7 million, or 2.6%, compared to 2023 primarily due to lower revenue of approximately $5.6 million within the Company’s cybersecurity business related to the Company’s consumer privacy services.
Cybersecurity & Martech’s operating costs and expenses of $228.5 million in 2024 decreased $19.5 million, or 7.8%, compared to 2023 primarily due to a $19.6 million decrease in depreciation and amortization expense.
As a result of these factors, Cybersecurity & Martech’s operating income of $55.0 million in 2024 increased $11.8 million, or 27.2%, from 2023.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with SEC on February 26, 2024, for a discussion of Cybersecurity & Martech results of operations for 2023 compared to 2022.

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
Cash, Cash Equivalents and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$505,880	$737,612
Short-term investments	—	27,109
Long-term investments	158,187	140,906
Cash, cash equivalents, and investments	$664,067	$905,627
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	December 31,
	2024	2023
Cash, cash equivalents, and investments held in domestic jurisdictions	$581,315	$742,010
Cash, cash equivalents, and investments held in foreign jurisdictions	82,752	163,617
Cash, cash equivalents, and investments	$664,067	$905,627
For information on short-term and long-term investments of the Company, refer to Note 5 — Investments to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
Financings
On April 7, 2021, the Company entered into a $100.0 million Credit Agreement (the “Credit Agreement”).
On June 10, 2022, the Company entered into a Fifth Amendment to the Credit Agreement, which provided for the issuance of a senior secured term loan in an aggregate principal amount of $90.0 million (the “Term Loan Facility”). On September 15, 2022, the Company entered into a Sixth Amendment to its existing Credit Agreement, which provided for the issuance of a senior secured term loan in an aggregate principal amount of approximately $22.3 million (“Term Loan Two Facility”). During the year ended December 31, 2022, the Company completed non-cash exchanges of 2.8 million shares of its common stock of Consensus with the lenders under the Fifth and the Sixth Amendments to settle the Company’s obligations of $112.3 million outstanding aggregate principal amount of the Term Loan Facility and Term Loan Two Facility plus related interest. On June 18, 2024, the Company entered into a New Lender Joinder Agreement and Eighth Amendment (the “Joinder and Amendment”) to the Credit Agreement. The Joinder and Amendment provides for, among other things, (i) an increase in the Aggregate Revolving Loan Commitment by an aggregate principal amount of $250.0 million for a total of $350.0 million, (ii) an extension of the scheduled maturity date from April 7, 2026 to the earlier of (x) June 18, 2027 or (y) under certain limited circumstances, August 2, 2026, (iii) a “credit spread adjustment” for SOFR-based borrowings of 0.10% across all interest periods, (iv) the inclusion of limited conditionality borrowing mechanics with respect to certain borrowings and (v) certain other related amendments.
On July 16, 2024, the Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes due 2028 (the “3.625% Convertible Notes”) and paid an aggregate of approximately $135.0 million in cash in exchange for approximately $400.9 million in aggregate principal amount of the Company’s 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”) (collectively, the “Exchange Transaction”) pursuant to separate, privately negotiated exchange agreements with certain holders of the 1.75% Convertible Notes. The Company also paid outstanding and accrued interest of $1.5 million on the exchanged 1.75% Convertible Notes. The 3.625% Convertible Notes bear interest at a rate of 3.625% per annum on the principal amount thereof, payable semi-annually in arrears on September 1 and March 1 of each year, beginning on March 1, 2025, to the noteholders of record of the 3.625% Convertible Notes as of the close of business on the immediately preceding August 15 and February 15, respectively. The 3.625% Convertible Notes will mature on March 1, 2028, unless earlier converted or repurchased. The 3.625% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election. See Note 9 – Debt in Part II Item 8 of this Annual Report on Form 10-K.
As of December 31, 2024, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 1,398,391 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. As of December 31, 2024, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, consequently, none of the 1.75% Convertible Notes have been converted. The Company may not redeem the 1.75% Convertible Notes prior to November 1, 2026.
As of December 31, 2024, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event. The Company may not redeem the 3.625% Convertible Notes prior to March 1, 2028.
As of each December 31, 2024 and December 31, 2023, net availability under the Credit Agreement was $348.9 million and $100.0 million, respectively, net of letters of credit.
During the year ended December 31, 2022, the Company repurchased approximately $181.2 million in aggregate principal amount of the 4.625% Senior Notes for an aggregate purchase price of approximately $167.7 million. No repurchases of 4.625% Senior Notes were effectuated during the years ended December 31, 2024 and 2023, respectively.
Material Cash Requirements
Ziff Davis’ long-term contractual obligations generally include its long-term debt as described above, interest on long-term debt, lease payments on its property and equipment, and holdback amounts in connection with certain business acquisitions. These long-term contractual obligations extend through 2031. Refer to Note 4 — Business Acquisitions, Note 9 — Debt, and Note 10 — Leases to the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K, for further details on holdback payments, long-term debt, and operating leases.
As of December 31, 2024, we and our subsidiaries had outstanding $864.3 million in aggregate principal amount of indebtedness. As of December 31, 2024, our total future minimum lease payments are $34.0 million, of which approximately $9.4 million future minimum lease payments are due in the succeeding twelve months. As of December 31, 2024, our liability for uncertain tax positions was $30.3 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and share repurchases, if any, for at least the next 12 months.
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities (in millions):

	Years ended December 31,		Change
	2024	2023	2024 v. 2023
Net cash provided by operating activities	$390,315	$319,962	$70,353
Net cash used in investing activities	$(297,455)	$(127,408)	$(170,047)
Net cash used in financing activities	$(320,994)	$(114,791)	$(206,203)

Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $70.4 million increase in net cash provided by operating activities in 2024 compared to 2023 was primarily related to the timing of collections from our customers and timing of payments to our vendors during 2024, partially offset by a reduction in prepaid expenses during 2024. The increase in net cash provided by operating activities includes the activities of TDS Gift Cards (“TDS”) from the date of the acquisition, which positively impacted the Company’s net cash provided by operating activities by $50.9 million.
Investing Activities
The $170.0 million increase in net cash used in investing activities in 2024 compared to 2023 was primarily related to higher cash used on business acquisitions during 2024 compared to 2023, partially offset by proceeds received on the sale of our investment in Consensus common stock and proceeds received related to the sale of disposed businesses.
Financing Activities
The $206.2 million increase in net cash used in financing activities in 2024 compared to 2023 was primarily related to cash used to settle a portion of the outstanding principal amount of the Company’s 1.75% Convertible Notes and increased share repurchases.
Stock Repurchase Program
On August 6, 2020, our Board of Directors (the ”Board”) approved a program authorizing the repurchase of up to ten million shares of our common stock through August 6, 2025 (the “2020 Program”). On August 2, 2024, the Board authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional five million shares of the Company’s common stock (the “Additional Authorization”) and (ii) an extension of the expiration date of the share repurchase program from August 6, 2025 to August 2, 2029. As a result of the Additional Authorization, the aggregate number of shares of the Company’s common stock under the 2020 Program increased from up to ten million shares to up to 15 million shares of the Company’s common stock. In connection with the authorization, the Company entered into certain Rule 10b5-1 trading plans with a broker-dealer to facilitate the repurchase program.
A summary of share repurchases under the 2020 Program during the year ended December 31, 2024 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of December 31, 2024
3,500,000	$181,833	6,241,308

(1)Excludes the impact of excise taxes.

During the years ended December 31, 2023 and December 31, 2022, the Company repurchased 1,585,846 and 736,536 shares (which were subsequently retired), respectively, at an aggregate cost of $104.9 million, and $71.3 million, respectively (including an immaterial amount of commission fees) under the 2020 Program. Cumulatively at December 31, 2024, 8,758,692 shares were repurchased, under the 2020 Program, at an aggregate cost of $583.6 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2024 is 6,241,308 shares. Refer to Note 13 — Stockholders’ Equity to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2024, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2024 and December 31, 2023, we had $505.9 million and $737.6 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of December 31, 2024, the carrying value and the fair value of our fixed rate debt was $864.3 million and $820.1 million, respectively. Following the Exchange Transaction, our fixed rate debt matures as follows: $149.1 million in 2026, $263.1 million in 2028, and $460.0 million in 2030. Interest rates have risen since certain of these sources of financing were obtained. Thus, we may not be able to refinance this fixed rate debt at similar or favorable rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during 2024, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 6 — Fair Value Measurements and Note 9 — Debt to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Market Risk
During the year ended December 31, 2024, we sold our remaining investment in Consensus common stock. The value of our investment in Consensus common stock was based upon the quoted market price of Consensus common stock. Prior to the sale of this investment, our results of operations and financial condition were materially impacted by increases or decreases in the price of Consensus common stock, which is traded on the Nasdaq Global Select Market.
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
For the years ended December 31, 2024, 2023 and 2022, foreign exchange (losses) gains amounted to $(1.0) million, $(3.9) million, and $8.2 million, respectively.
Cumulative translation adjustments, net of tax, included in Other comprehensive income (loss), net for the years ended December 31, 2024, 2023, and 2022, were $(12.4) million, $13.7 million, and $(32.5) million respectively.
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

Item 8.Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Ziff Davis, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ziff Davis, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over revenue
As discussed in Notes 3 and 17 to the consolidated financial statements, the Company had $1,402 million in revenues for the year ended December 31, 2024. There are multiple discrete revenue streams that involve several information technology (IT) applications responsible for the initiation, processing, and recording of revenue transactions.
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
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. For the revenue streams where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue processes. We involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of certain IT systems and related controls that are used by the Company in its revenue recognition processes. For certain revenue streams, we assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation, including agreements with customers and third-party data. For other revenue streams, we performed a software-assisted data analysis to test relationships among certain revenue transactions. For a sample of transactions, we compared the amounts recognized by the Company with underlying documentation, including contracts with customers and cash receipts. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
Evaluation of Goodwill impairment
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis or more frequently if indicators of impairment exist. The Company estimates the fair value of a reporting unit using a weighting of fair values derived from income and market approaches. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. As a result of its impairment testing, the Company recorded a goodwill impairment charge for two reporting units within the Technology and Shopping reportable segment, totaling $85.3 million for the year ended December 31, 2024.
We identified the evaluation of the fair value used in the goodwill impairment assessment for two reporting units within the Technology and Shopping reportable segment as a critical audit matter. Subjective auditor judgment was required to evaluate the forecasted revenue growth rate and discount rate used in the income approach for each of the reporting units. Changes to these assumptions could have had a significant impact on the fair value of the two reporting units within the Technology and Shopping reportable segment. Additionally, specialized skills and knowledge were required in the evaluation of the discount rates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's goodwill impairment process, including the controls related to the Company’s determination of the forecasted revenue growth rate and discount rate for each reporting unit. We evaluated the forecasted revenue growth rate for each reporting unit by comparing it to the respective reporting unit’s historical revenues, internal communications to management, and other industry market data. We involved valuation professionals with specialized skills and knowledge who, for each reporting unit, assisted in evaluating:
•the revenue growth rate by comparing it to the growth rates of comparable companies as well as economic and industry data
•the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities and recent acquisitions.

s/ KPMG LLP

We have served as the Company's auditor since 2023.

New York, New York
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Ziff Davis, Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Ziff Davis, Inc. (the “Company”) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, P.C.

We served as the Company's auditor from 2014 through 2023.

Los Angeles, California
March 1, 2023, except for Note 17 which is as of February 25, 2025

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$505,880	$737,612
Short-term investments	—	27,109
Accounts receivable, net of allowances of $8,148 and $6,871, respectively	660,223	337,703
Prepaid expenses and other current assets	105,966	88,570
Total current assets	1,272,069	1,190,994
Long-term investments	158,187	140,906
Property and equipment, net	197,216	188,169
Trade names and trademarks, net	153,019	155,784
Customer relationships, net	215,328	137,250
Other purchased intangibles, net	57,402	32,372
Goodwill	1,580,258	1,546,065
Deferred income taxes	7,487	8,731
Other assets	63,368	70,751
TOTAL ASSETS	$3,704,334	$3,471,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$670,769	$216,936
Income taxes payable, current	19,715	14,458
Deferred revenue, current	199,664	184,549
Other current liabilities	9,499	15,890
Total current liabilities	899,647	431,833
Long-term debt	864,282	1,001,312
Deferred revenue, noncurrent	5,504	8,169
Income taxes payable, noncurrent	—	8,486
Liability for uncertain tax positions	30,296	36,055
Deferred income taxes	46,018	45,503
Other noncurrent liabilities	47,705	46,666
TOTAL LIABILITIES	1,893,452	1,578,024
Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value. Authorized 1,000,000.00 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 42,848,339 and 46,078,464 shares at December 31, 2024 and 2023, respectively	428	461
Additional paid-in capital	491,891	472,201
Retained earnings	1,401,034	1,491,956
Accumulated other comprehensive loss	(82,471)	(71,620)
TOTAL STOCKHOLDERS’ EQUITY	1,810,882	1,892,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,704,334	$3,471,022

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years ended December 31,
	2024	2023	2022
Total revenues	$1,401,688	$1,364,028	$1,390,997
Operating costs and expenses:
Direct costs	200,323	185,650	184,546
Sales and marketing	519,694	487,365	490,777
Research, development, and engineering	67,373	68,860	74,093
General, administrative, and other related costs	203,461	195,726	181,871
Depreciation and amortization	211,916	236,966	233,400
Goodwill impairment	85,273	56,850	27,369
Total operating costs and expenses	1,288,040	1,231,417	1,192,056
Income from operations	113,648	132,611	198,941
Interest expense, net	(13,988)	(20,031)	(33,842)
Gain on debt extinguishment, net	—	—	11,505
Loss on sale of businesses	(3,780)	—	—
Loss on investments, net	(7,654)	(28,138)	(53,888)
Other income (loss), net	4,968	(9,468)	8,437
Income from continuing operations before income tax expense and income (loss) from equity method investment	93,194	74,974	131,153
Income tax expense	(41,370)	(24,142)	(57,957)
Income (loss) from equity method investment, net of tax	11,223	(9,329)	(7,730)
Net income from continuing operations	63,047	41,503	65,466
Loss from discontinued operations, net of tax	—	—	(1,709)
Net income	$63,047	$41,503	$63,757

Net income per common share from continuing operations:
Basic	$1.42	$0.89	$1.39
Diluted	$1.42	$0.89	$1.39
Net loss per common share from discontinued operations:
Basic	$—	$—	$(0.04)
Diluted	$—	$—	$(0.04)
Net income per common share:
Basic	$1.42	$0.89	$1.36
Diluted	$1.42	$0.89	$1.36
Weighted average shares outstanding:
Basic	44,457,071	46,400,941	46,954,558
Diluted	44,519,693	46,464,261	47,025,849

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2024	2023	2022
Net income	$63,047	$41,503	$63,757
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(12,426)	13,657	(32,479)
Consensus separation adjustment	—	—	4,056
Change in fair value on available-for-sale investments, net of tax expense of $514, $16 and $0 for the years ended December 31, 2024, 2023 and 2023, respectively	1,575	96	272
Other comprehensive (loss) income, net of tax	(10,851)	13,753	(28,151)
Comprehensive income	$52,196	$55,256	$35,606

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$63,047	$41,503	$63,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,916	236,966	233,400
Non-cash operating lease costs	10,923	11,141	13,412
Share-based compensation	40,915	31,920	26,601
Provision for credit losses (benefit) on accounts receivable	2,898	2,809	(255)
Deferred income taxes, net	(18,822)	(30,017)	(12,991)
Gain on extinguishment of debt, net	—	—	(11,505)
Loss on sale of businesses	3,780	—	—
Goodwill impairment	85,273	56,850	27,369
Changes in fair value of contingent consideration	—	(200)	(2,575)
(Income) loss from equity method investments	(11,223)	9,329	7,730
Loss on investment, net	7,654	28,138	53,888
Other	3,601	5,159	3,637
Decrease (increase) in:
Accounts receivable	(153,121)	(35,371)	14,948
Prepaid expenses and other current assets	(17,153)	(8,700)	9,665
Other assets	11,367	(5,574)	(16,240)
Increase (decrease) in:
Accounts payable	171,280	9,419	(20,246)
Deferred revenue	5,043	(6,802)	(20,962)
Accrued liabilities and other current liabilities	(27,063)	(26,608)	(33,189)
Net cash provided by operating activities	390,315	319,962	336,444
Cash flows from investing activities:
Purchases of property and equipment	(106,635)	(108,729)	(106,154)
Acquisition of businesses, net of cash received	(217,570)	(9,492)	(104,094)
Purchase of equity investments	—	(11,858)	—
Proceeds from sale of equity investments	19,455	3,174	4,527
Investment in available-for-sale securities	—	—	(15,000)
Proceeds from sale of businesses, net of cash divested	7,860	—	—
Other	(565)	(503)	(50)
Net cash used in investing activities	(297,455)	(127,408)	(220,771)
Cash flows from financing activities:
Payment of debt	(134,989)	—	(166,904)
Proceeds from term loan	—	—	112,286
Debt extinguishment costs	(277)	—	(756)
Repurchase of common stock	(185,181)	(108,527)	(78,291)
Issuance of common stock under employee stock purchase plan	8,371	8,727	9,431
Proceeds from exercise of stock options	—	—	148
Deferred payments for acquisitions	(7,842)	(15,241)	(16,116)
Other	(1,076)	250	(630)
Net cash used in financing activities	(320,994)	(114,791)	(140,832)
Effect of exchange rate changes on cash and cash equivalents	(3,598)	7,056	(16,890)
Net change in cash and cash equivalents	(231,732)	84,819	(42,049)
Cash and cash equivalents at beginning of year	737,612	652,793	694,842
Cash and cash equivalents at end of year	505,880	737,612	652,793
See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common stock		Additional	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	paid-in capital	earnings	comprehensive loss	Equity
Balance, January 1, 2022	47,440,137	$474	$509,122	$1,515,358	$(57,222)	$1,967,732
Reclassification of the equity component of 1.75% Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(88,137)	23,436	—	(64,701)
Net income	—	—	—	63,757	—	63,757
Other comprehensive loss, net of tax benefit of zero	—	—	(206)	206	(32,207)	(32,207)
Exercise of stock options	5,439	—	148	—	—	148
Issuance of restricted stock, net	493,300	5	(6)	—	—	(1)
Issuance of shares under employee stock purchase plan	139,992	1	9,430	—	—	9,431
Repurchase and retirement of common stock	(809,422)	(7)	(17,277)	(61,007)	—	(78,291)
Share-based compensation	—	—	26,601	—	—	26,601
Other, net	—	—	6	(3,920)	4,056	142
Balance, December 31, 2022	47,269,446	$473	$439,681	$1,537,830	$(85,373)	$1,892,611
Net income	—	—	—	41,503	—	41,503
Other comprehensive income, net of tax expense of $16	—	—	—	—	13,753	13,753
Issuance of restricted stock, net	47,274	—	(6,220)	1,573	—	(4,647)
Issuance of shares under employee stock purchase plan	161,488	2	8,725	—	—	8,727
Issuance of common stock, net	186,102	2	13,420	—	—	13,422
Repurchase and retirement of common stock	(1,585,846)	(16)	(15,388)	(89,515)	—	(104,919)
Share-based compensation	—	—	31,920	—	—	31,920
Other, net	—	—	63	565	—	628
Balance, December 31, 2023	46,078,464	$461	$472,201	$1,491,956	$(71,620)	$1,892,998
Net income	—	—	—	63,047	—	63,047
Other comprehensive loss, net of tax benefit of $514	—	—	—	—	(10,851)	(10,851)
Issuance of restricted stock, net	95,169	—	(7,632)	2,484	—	(5,148)
Issuance of shares under employee stock purchase plan	174,706	2	8,369	—	—	8,371
Repurchase and retirement of common stock	(3,500,000)	(35)	(24,973)	(156,822)	—	(181,830)
Share-based compensation	—	—	40,915	—	—	40,915
Increase in fair value of conversion feature on 3.625% Convertible Notes, net of tax effect of $1,000	—	—	3,001	—	—	3,001
Other, net	—	—	10	369	—	379
Balance, December 31, 2024	42,848,339	$428	$491,891	$1,401,034	$(82,471)	$1,810,882

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       The Company
Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “the Company”, “our”, “us”, or “we”), is a vertically focused digital media and internet company whose portfolio includes leading brands in technology, shopping, gaming and entertainment, health and wellness, connectivity, cybersecurity, and martech. Our business specializes in the technology, shopping, gaming and entertainment, healthcare, and connectivity markets, offering content, tools, and services to consumers and businesses and provides internet-delivered cloud-based services to consumers and businesses including cybersecurity, privacy, and marketing technology.
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
Reclassifications
Certain prior year reported amounts have been reclassified to conform to the 2024 presentation. For the year ended December 31, 2022, the Company reclassified depreciation and amortization of $11.0 million and $222.4 million from ‘Direct costs’ and ‘General, administrative, and other related costs’, respectively, to ‘Depreciation and amortization’ to conform with current period presentation. For the year ended December 31, 2023, the Company reclassified depreciation and amortization of $11.6 million and $225.3 million from ‘Direct costs’ and ‘General, administrative, and other related costs’, respectively, to ‘Depreciation and amortization’ to conform with current period presentation.
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
Following changes to our internal reporting structure, the Company concluded that it has five operating segments which are now presented as the following five reportable segments: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, 4) Connectivity, and 5) Cybersecurity & Martech. Prior period segment information is presented on a comparable basis to conform to this new segment presentation with no effect on previously reported consolidated results. Refer to Note 17 — Segment Information for additional detail.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the Company purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2024	2023
Settlement receivables, net	$296,553	$—
Trade receivables, net	363,670	337,703
Accounts receivable, net	$660,223	$337,703
Settlement receivables, net represent amounts due from third parties that are collected by the Company and passed through to our customers, net of a fee earned by the Company, related to services provided in the facilitation of gift card processing and program management. Settlement receivables, net is associated with our TDS Gift Cards (“TDS”) business, which was acquired in 2024. Refer to Note 4 — Business Acquisitions for details.
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
The rollforward of allowance for credit losses on Accounts receivable, net is as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Beginning balance	$6,871	$6,868	$9,811
Increases (decreases) to bad debt expense	2,898	2,809	(255)
Write-offs, net of recoveries	(1,621)	(2,806)	(2,688)
Ending balance	$8,148	$6,871	$6,868
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
The Company accounted for its investment in Consensus common stock as an investment in an equity securities, at fair value under the fair value option, and the related fair value gains and losses were recognized in earnings. The fair value of Consensus common stock was readily available as Consensus is a publicly traded company.
Concentration of Credit Risk
The Company primarily invests its cash, cash equivalents, and marketable securities with major financial institutions primarily within the United States, Canada, United Kingdom, Australia, the European Union, Japan, Denmark, Sweden, and Norway. These investments are made in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs, and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. As of December 31, 2024, the Company’s cash and cash equivalents that were maintained in demand deposit accounts in qualifying financial institutions are insured up to the limit determined by the applicable governmental agency.
Variable Interest Entities (“VIE”s)
A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates its investments in entities in which it is involved to determine if the entity is a VIE and if so, whether it holds a variable interest and is the primary beneficiary. The Company has determined that it holds a variable interest in its investment as a limited partner in the OCV Fund I, LP (“OCV Fund”, “OCV” or the “Fund”), as well as in another independent corporation. The Company has concluded that it will not consolidate these VIEs, as it is not the primary beneficiary.
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
The carrying values of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits, and long-term debt are reflected in the financial statements at cost. With the exception of certain investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities when available. As of the same dates, the carrying value of other noncurrent liabilities approximated fair value as the related interest rates approximate rates currently available to the Company.
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is recorded in ‘Depreciation and amortization’ on the Consolidated Statements of Operations based on the function the underlying asset supports. The estimated useful lives of property and equipment range from one to ten years. Fixtures, which are comprised primarily of leasehold improvements are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal-use software and website development costs which are included in property and equipment and depreciated using a straight-line method over the estimated useful life which is typically three years.

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
The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to ASC Topic 350, Intangibles— Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using a mix of an income approach and a market approach. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. During the years ended December 31, 2024, 2023, and 2022, the Company recorded goodwill impairments of $85.3 million, $56.9 million, and $27.4 million, respectively. Refer to Note 8 — Goodwill and Intangible Assets for additional details.
The Company did not have intangible assets with indefinite lives during years ended December 31, 2024, 2023, and 2022.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks, trade names, and other intangible assets, including developed technologies. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names, and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Trade names and trademarks are generally amortized on a straight-line basis with an estimated useful life ranging from two to twenty years. The Company amortizes customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed with useful lives ranging from three to sixteen years. This pattern results in more amortization expense being recognized earlier in the useful life. Other intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to ten years. Amortization expense of definite-lived intangibles assets is included in depreciation and amortization on the Consolidated Statements of Operations.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accounts payable	$164,352	$123,256
Settlement payables, net	408,747	—
Accrued employee related costs	55,800	50,068
Other accrued liabilities	41,870	43,612
Total Accounts payable and accrued expenses	$670,769	$216,936
Settlement payables, net represent amounts owed to our customers related to services provided in the facilitation of gift card processing and program management whereby, as part of our services we collect from third-parties and pass through payment to our customers, net of a fee earned by the Company. Settlement payables, net is associated with our TDS business, which was acquired in 2024. Refer to Note 4 — Business Acquisitions for details.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
In August 2020, the FASB issued ASU 2020-06. The provisions of this update simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt — Debt with Conversion and Other Options, for convertible instruments. The convertible debt instruments are accounted for as a single liability at the amortized cost if separation is no longer required unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Similarly, the debt discount, which is equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. Additionally, ASU 2020-06 requires the use of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which includes the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.
On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The cumulative effect of the changes made on the Consolidated Balance Sheet upon this adoption increased the carrying amount of the 1.75% Convertible Notes (as defined in Note 9 — Debt below) by approximately $85.9 million, increased retained earnings by approximately $23.4 million, reduced deferred tax liabilities by approximately $21.2 million and reduced additional paid-in capital by approximately $88.1 million.
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
Direct Costs
Direct costs represent the Company’s costs of revenue and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, and processing fees. Direct costs exclude depreciation and amortization expenses for all periods presented. For the years ended December 31, 2024, 2023, and 2022, direct costs were $200.3 million, $185.7 million, and $184.5 million, respectively.
Research, Development, and Engineering
Research, development, and engineering costs are costs associated with software design and development and primarily consist of compensation for personnel. Costs incurred during the preliminary project stage are expensed as incurred. Costs for software development incurred during the application development stage are capitalized and amortized over their estimated useful lives. We do not capitalize any costs once the software is ready for its intended use. For the years ended December 31, 2024, 2023, and 2022, research, development, and engineering expenditures were $67.4 million, $68.9 million, and $74.1 million, respectively.
Advertising Costs
The Company incurs external advertising costs to promote its brands. These costs primarily consist of expenses related to digital advertising on websites and apps of third parties, creative services, trade shows and similar events, marketing expenses, and marketing intelligence expenses. Advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023, and 2022 external advertising costs were $114.8 million, $120.8 million, and $128.8 million, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Foreign Currency
Most of the Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Net translation income (loss) was $12.4 million, $13.7 million, and $(32.5) million for the years ended December 31, 2024, 2023, and 2022, respectively. Realized gains and losses from foreign currency transactions are recognized within ‘Other income (loss), net’ on our Consolidated Statements of Operations. Foreign exchange (losses) gains amounted to $(1.0) million, $(3.9) million, and $8.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Valuation allowances are reviewed quarterly based upon the facts and circumstances known at the time. In assessing valuation allowances, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Share Repurchases
The Company accounts for share repurchases on a trade date basis by allocating cost in excess of par value between retained earnings and additional paid-in capital. The repurchased shares are constructively retired and returned to an authorized but unissued status. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a 1.0% excise tax on share repurchases made after December 31, 2022. As a result, the Company accrued excise tax in connection with the share repurchases it completed during years ended December 31, 2024 and December 31, 2023.
Recent Accounting Pronouncements
Recently issued applicable accounting pronouncements adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides for optional financial reporting alternatives to reduce cost and complexities associated with accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. This update applies only to contracts, hedging relationships, and other transactions that reference London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The accommodations were available for all entities through December 31, 2022, with early adoption permitted. This update was later amended by ASU 2022-06.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the expiration date of ASC Topic 848 from December 31, 2022 to December 31, 2024. We adopted this update during the fourth quarter of 2024. The adoption of this update did not have a material impact on our consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. We adopted this update for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in the consolidated financial statements by expanding certain disclosures, including the disclosure of significant expenses included in our segment measure of profitability.
Recently issued applicable accounting pronouncements not yet adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC's existing disclosure requirements and entities required to file/furnish financial statements with or to the SEC in preparation for the sale of or for the purpose of issuing securities that are not subject to contractual restrictions on transfer, the effective date for which each amendment will be the date on the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, amendments will be effective two years later. We do not anticipate that adoption of this update will have a material impact on our consolidated financial statements and related disclosures.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expenses Disaggregation Disclosure (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The amendments in this update do not change the expense captions an entity presents on the face of the income statement; rather, they require disaggregation of certain expense captions into specified categories, including but not limited to purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. This update is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within fiscal years beginning after December 15, 2027. This update will result in the required additional disclosures being included in our consolidated financial statements, once adopted.
3.    Revenues
The following describes the nature of the Company’s primary types of revenue.
Advertising and Performance Marketing
Advertising and performance marketing revenues are earned primarily from the delivery of advertising services and from marketing, performance marketing, and production services. Revenues from the delivery of advertising services are earned on websites and applications that are owned and operated by the Company and on those websites and applications that are part of the Company’s advertising network. Revenues are primarily earned by generating traffic to the Company’s websites, apps, and third-party platforms on which brands of the Company have a presence and monetizing this traffic. The value provided to the customer is primarily derived from the provision of traffic the Company generates from its specific content within each vertical, as well as data obtained by the website or app traffic. Such revenues are generally recognized over the period in which the products or services are delivered.
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The vast majority of the Company’s advertising and performance marketing revenue is recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC Topic 606, Revenue from Contracts with Customer (“ASC 606”). Revenues recognized on a gross basis are generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites, or on unaffiliated advertising networks; and (ii) through the Company’s lead-generation business. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party platforms, primarily related to the transfer of functional intellectual property. The Company records revenue on a net basis with respect to revenue earned from servicing client gift card programs where we collect the total value of the gift card on our customers’ behalf.
Subscription and Licensing
Revenues from subscriptions are earned through (i) the granting of access to, or delivery of, data products or services to customers; (ii) usage-based fees, and (iii) reselling various third-party solutions, primarily through the Company’s email security line of business. Subscriptions cover video games and related content, health information, data, and other copyrighted material. Revenues are also earned from listing fees, subscriptions to online publications, and from other sources. Third-party solutions, along with the Company’s proprietary products, allow the Company to offer customers a variety of solutions to better meet the customer’s needs. Subscription revenues are primarily recognized over the contract term. Revenues related to the provision of access to historical data for certain services are recorded at the time of delivery. In instances where usage-based fees are charged, a significant portion of which are paid in advance, the Company defers the portions of monthly, quarterly, semi-annual, and annual fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.
Licensing revenues are earned through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise and may include logos, editorial reviews, or other copyrighted material that represent symbolic intellectual property, as defined in ASC 606. Revenues under such license agreements are generally recognized over the contract term. In instances when technology assets in the form of functional intellectual property are licensed to the Company’s clients, revenues from the license of these assets are recognized at a point in time.
Licensing revenues also include revenues from transactions involving the sale of perpetual software licenses, related software support, and maintenance. Revenue will be recognized when the obligations are met, either over time or at a point in time, depending on the nature of the obligation.
•Revenues from software license performance obligations are generally recognized upfront at the point in time that the software is made available to the customer for download and use.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
•Revenues from related software support and maintenance are generally recognized ratably over the contractual period, because technical support, unspecified software product upgrades, maintenance releases, and patches are provided to customers on an as needed basis and they are available during the term of the support period.
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The vast majority of the subscription and licensing revenue is recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC 606. The Company records revenue on a gross basis with respect to revenue generated from the resale of various third-party solutions, primarily through its email security line of business, because the Company has control of the specified good or service prior to transferring control to the customer.
Other
Other revenues primarily include those from the sale of hardware used in conjunction with software described above, online course revenue, and game publishing revenue. Hardware product and related software performance obligations, such as those relating to an operating system or firmware, are highly interdependent and interrelated and are accounted for as a bundled performance obligation. The revenues for this bundled performance obligation are generally recognized at the point in time that the hardware and software products are delivered and ownership is transferred to the customer.
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The majority of the Company’s other revenue is recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC 606. The Company records revenue on a net basis with respect to games sold on third-party platforms.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands).

	Year ended December 31,
Technology & Shopping	2024 (1)	2023 (1)	2022 (1)
Advertising and performance marketing	$345,655	$310,733	$354,545
Subscription and licensing	7,158	8,256	10,052
Other	9,069	11,568	20,332
Total Technology & Shopping revenues	$361,882	$330,557	$384,929

Gaming & Entertainment
Advertising and performance marketing	$120,788	$114,074	$112,305
Subscription and licensing	59,468	54,747	54,020
Other	20	—	—
Total Gaming & Entertainment revenues	$180,276	$168,821	$166,325

Health & Wellness
Advertising and performance marketing	$299,474	$309,182	$304,379
Subscription and licensing	49,538	41,185	21,244
Other	13,396	11,556	10,260
Total Health & Wellness revenues	$362,408	$361,923	$335,883

Connectivity
Advertising and performance marketing	$11,926	$13,112	$16,353
Subscription and licensing	185,994	179,286	159,150
Other	15,700	19,120	15,751
Total Connectivity revenues	$213,620	$211,518	$191,254

Cybersecurity & Martech
Subscription and licensing	$283,502	$291,209	$312,606
Other	—	—	—
Total Cybersecurity & Martech revenues	$283,502	$291,209	$312,606

Corporate	$—	$—	$—
Total Revenues	$1,401,688	$1,364,028	$1,390,997

(1)Amounts presented are net of inter-segment revenues.
The Company recorded $181.7 million and $160.1 million of revenue for the years ended December 31, 2024 and 2023, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
Performance Obligations
The Company may be a party to multiple concurrent contracts with the same customers, or a party or parties related to those customers. Some of these situations may require an evaluation to determine if those arrangements should be accounted for as a single contract. The Company’s contracts with customers may include multiple performance obligations, including contracts when advertising and licensing services are sold together.
The Company determines the transaction price based on the amount to which the Company expects to be entitled in exchange for services provided. The Company includes any fixed consideration within its contracts as part of the total transaction price. The Company’s contracts occasionally contain variable consideration, such as commissions that are

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
recognized in the period of the commissionable event. Payment terms vary by type and location of customers and the services offered. The time between invoicing and when payment is due is generally not significant. Due to the nature of the services provided, there are no obligations for returns.
Advertising and performance marketing revenues consist primarily of performance obligations that are satisfied over time, where the customer simultaneously receives and consumes the benefit of the services provided. In certain instances, the Company provides content to its advertising partners and receives a revenue share based on the terms of the agreement. Revenue is recognized based on delivery of services over the contract period for advertising. The Company believes that the methods described are a faithful depiction of the transfer of goods and services. Depending on individual contracts with customers, revenues from advertising and performance marketing revenues are recognized over time as distinct performance obligations are satisfied, including when:
•Online display and video advertising in form of impressions, video views and other means is placed for viewing on the Company’s owned-and-operated properties and on third-party sites.
•Commissions are earned upon the sale of an advertised product.
•Qualified sales leads are delivered.
•Visitor “clicks through” an advertisement.
Subscription and licensing revenues are earned from (i) subscription services with performance obligations that are satisfied over time; and (ii) licensing arrangements that have standalone functionality with performance obligations satisfied at a point in time, where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services. The Company believes that the methods described are a faithful depiction of the transfer of goods and services. Depending on the individual contracts with the customer, revenues for subscription and licensing services are recognized over the contract period as distinct performance obligations are satisfied, including when:
•Voice, email marketing, and search engine optimization as services are delivered.
•Consumer privacy services and data backup capabilities are provided.
•Security solutions, including email and endpoint, are provided.
•Access is granted to data products and services.
•Continuing access to the content on our websites and apps is provided.
The Company has concluded the best measure of progress toward the complete satisfaction of the performance obligation delivered over the time is a time-based measure. The Company recognizes revenue on a straight-line basis throughout the subscription period, or as usage occurs, or when functional intellectual property is delivered for services outside of the subscription.
Other revenues consist primarily of performance obligations that are satisfied at a point in time at which control for goods and services is transferred to a customer. The Company believes that the methods described are a faithful depiction of the transfer of goods and services.
Transaction Price Allocation to Future Performance Obligations
As of December 31, 2024, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $71.9 million and is expected to be recognized as follows: 66% by December 31, 2025 and 34% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the transaction price is a variable consideration that corresponds directly with the Company’s performance.
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
In addition, the Company partners with various affiliates in order to generate a portion of its revenue for certain lines of business. The commissions earned by the Company’s affiliates are incentive based and are paid on the acquisition of new customers in a given period. For those customers with amortization periods determined to be greater than one year, the Company capitalizes and amortizes the incentive over the period of benefit. As of December 31, 2024 and 2023, the Company capitalized approximately $14.2 million and $14.9 million, respectively, related to these costs and they are included in ‘Prepaid expenses and other current assets’ and ‘Other assets’ in the Consolidated Balance Sheets. During the years ended December 31, 2024, 2023, and 2022, the Company recognized expense of $14.6 million, $12.9 million, and $15.4 million respectively, related to the amortization of capitalized costs to obtain a contract with a customer.
Practical Expedients
Existence of a Significant Financing Component in a Contract
If at contract inception, the Company expects that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less, the Company does not assess whether a contract has a significant financing component. In addition, the Company has determined that the payment terms that the Company provides to its customers are structured primarily for reasons other than the provision of finance to the customer. The Company typically charges a single upfront amount for services because other payment terms would affect the nature of the risk assumed by the Company to provide service given the costs of the customer acquisition and the highly competitive and commoditized nature of the business it operates, which allows customers to easily move from one provider to another. This additional risk may make it uneconomical to provide the service.
4.Business Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.
2024 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2024, paying the purchase price in cash in each transaction: (a) a purchase of 100% of the equity interest in TDS, acquired on February 5, 2024, a digital gifting and branded payments platform, which is reported within our Technology & Shopping segment; (b) a purchase of 100% of the equity interest in CNET Media, Inc. and certain related entities (“CNET”), acquired on September 12, 2024, a digital media publication platform, which is reported within our Technology & Shopping segment; and (c) two other immaterial acquisitions. The acquisition of TDS is expected to expand our ability to offer innovative shopping solutions to our merchant partners and broaden our capabilities to help facilitate commerce between consumers and some of the market’s most highly visible brands. The acquisition of CNET is expected to allow us to reach a wider audience that is attractive to advertisers in the technology space. Total consideration for all businesses acquired in 2024 was $365.0 million, or $219.0 million, net of cash acquired.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table summarizes the allocation of the purchase consideration for the acquisition of TDS and CNET as of December 31, 2024 (in thousands):

	Valuation
Assets and Liabilities	TDS	CNET
Cash	$142,957	$—
Accounts receivable and other current assets (1)	171,290	16,351
Intangible assets	108,340	101,000
Goodwill (1)	81,248	36,607
Deferred tax asset, noncurrent (2)	—	11,412
Other assets	203	655
Accounts payable and other current liabilities	(290,161)	(3,819)
Deferred tax liability, noncurrent	(25,442)	—
Deferred revenue, noncurrent	—	(7,958)
Other noncurrent liabilities	(847)	—
Total	$187,588	$154,248

(1)The fair value of the assets acquired includes accounts receivable of $170.7 million (including Settlement receivables, net of $166.8 million) for TDS and $15.6 million related to CNET, of which none is expected to be uncollectible. $4.5 million of the goodwill recognized is expected to be deductible for income tax purposes.
(2)Deferred tax asset balance for CNET is presented within ‘Deferred income taxes’ in the ‘Liabilities and Stockholders’ Equity’ section on the Consolidated Balance Sheets.
The amounts assigned to intangible assets by type for all acquisitions during the year ended December 31, 2024 are summarized in the table below (in thousands):

	Gross Carrying Value	Weighted Average Estimated Life
Customer relationships	$146,215	10 years
Trade names and trademarks	27,895	9 years
Other purchased intangibles	43,793	5 years
Total gross carrying value	$217,903
The initial accounting for the 2024 acquisitions, excluding TDS, is incomplete due to the timing of available information and is subject to change. As of December 31, 2024, the Company has recorded provisional amounts for certain intangible assets (including customer relationships, trade names, and other purchased intangibles), preliminary acquisition date working capital, and related tax items.
The accompanying Consolidated Statements of Operations reflects the results of operations of the 2024 acquisitions since the date of each respective acquisition.
For the year ended December 31, 2024, the Company recorded $83.2 million of incremental revenue from the businesses acquired during 2024. Net income from continuing operations contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Years ended December 31,
(in thousands, except per share data)	2024	2023

	(unaudited)
Revenues	$1,470,182	$1,521,064
Net income	$49,433	$22,206
Income per common share from continuing operations - Basic	$1.11	$0.48
Income per common share from continuing operations - Diluted	$1.11	$0.48
2023 Acquisitions
The Company completed two immaterial acquisitions during the year ended December 31, 2023, paying the purchase price in cash in each transaction.
The accompanying Consolidated Statements of Operations reflect the results of operations of the 2023 acquisitions since the date of each respective acquisition.
Goodwill recognized associated with these acquisitions during the year ended December 31, 2023 was $6.5 million, all of which is expected to be deductible for income tax purposes. Approximately $7.2 million of definite-lived intangibles were recorded in connection with the acquisitions during the year ended December 31, 2023.
During the year ended December 31, 2023, the Company recorded adjustments to the initial working capital and to the purchase accounting of certain prior period acquisitions due to the finalization of prior period acquisitions in the Health business which resulted in a net decrease in goodwill of $0.1 million.
2022 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2022, paying the purchase price in cash in each transaction: (a) a purchase of 100% of equity interests of Lifecycle Marketing Group Limited, acquired on January 21, 2022, a portfolio of pregnancy and parenting brands, including Emma’s Diary and Health Professional Academy, reported within the Health & Wellness segment; (b) a purchase of 100% of equity interests of FitNow, Inc., acquired on June 2, 2022, a provider of weight loss products and support, reported within the Health & Wellness segment; and (c) four other immaterial acquisitions.
The accompanying Consolidated Statements of Operations reflect the results of operations of the 2022 acquisitions since the date of each respective acquisition. For the year ended December 31, 2022, these acquisitions contributed $33.0 million to the Company’s revenues. Net income from continuing operations contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for all businesses acquired in 2022 was $151.4 million, or $121.7 million, net of cash acquired.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table summarizes the allocation of the purchase consideration for all 2022 acquisitions as of December 31, 2022 (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$7,433
Prepaid expenses and other current assets	4,915
Property and equipment	369
Operating lease right-of-use assets, noncurrent	545
Trade names	12,839
Customer relationships	20,040
Goodwill (1)	95,737
Other intangibles	18,166
Other noncurrent assets	11
Accounts payable and accrued expenses	(6,221)
Deferred revenue	(21,474)
Deferred tax liability	(10,140)
Other noncurrent liabilities	(516)
Total	$121,704

(1)Goodwill recognized associated with these acquisitions during the year ended December 31, 2022 is $95.7 million, of which $1.2 million is expected to be deductible for income tax purposes.
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
The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2022 acquisitions as if each acquisition had occurred on January 1, 2021 (in thousands, except per share amounts):

Year ended
December 31, 2022
(unaudited)
Revenues	$1,407,300
Net income from continuing operations	$64,877
Income per common share from continuing operations - Basic	$1.38
Income per common share from continuing operations - Diluted	$1.38
Deferred Acquisition Payments
As of December 31, 2024, future payments associated with contractual obligations for holdback payments in connection with all business acquisitions are as follows (in thousands):

Fiscal Year:
2025	$1,305
2026	363
$1,668

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
5.Investments
Investments consist of equity and debt securities.
Investment in equity securities
Following the Separation, the Company retained an interest in Consensus common stock. As of December 31, 2024 and December 31, 2023, the Company held approximately zero and 1.0 million shares, respectively, of the common stock of Consensus. During the year ended December 31, 2022, the Company completed the non-cash tax-free debt-for-equity exchanges of 2,800,000 shares of its common stock of Consensus for the extinguishment of $112.3 million of principal of the Company’s Term Loan Facilities (as defined in Note 9 — Debt), and related interest. During the year ended December 31, 2023, the Company sold 52,393 shares of common stock of Consensus in the open market. As of December 31, 2023, the carrying value of the investment in Consensus was $27.1 million, which was included in ‘Short-term investments’ on the Consolidated Balance Sheets. The Company accounted for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses are recognized in earnings. During the second quarter of 2024, the Company sold its remaining 1,034,295 shares of Consensus in the open market. For the years ended December 31, 2024, 2023, and 2022, losses of $7.7 million, $28.1 million, and $53.9 million, respectively, were recorded in the Consolidated Statements of Operations.
On July 31, 2023, the Company entered into an agreement to purchase $25.0 million of equity in Xyla, Inc. for a minority ownership stake. This minority investment was made in the form of cash and shares of the Company’s common stock. The Company accounts for its investment in Xyla as an equity investment without a readily determinable fair value measured under the measurement alternative in accordance with ASC Topic 321, Investments - Equity Securities. As of December 31, 2024, the investment in Xyla has a carrying value of $25.3 million, including transaction costs, and is included in ‘Long-term investments’ in the Consolidated Balance Sheets.
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
As of December 31, 2024, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $17.8 million, with a contractual maturity date that was more than one year but less than five years. As of December 31, 2023, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $15.7 million, with a contractual maturity date that was more than one year but less than five years. Cumulative gross unrealized gains on investment in corporate debt securities as of December 31, 2024 and 2023 was approximately $2.8 million and $0.7 million, respectively.
There were no investments in an unrealized loss position as of December 31, 2024 or December 31, 2023.
During the years ended December 31, 2024, 2023, and 2022, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
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
During the years ended December 31, 2024, 2023, and 2022, the Company recognized income (loss) from equity method investment, net of $11.2 million, $(9.3) million, and $(7.7) million, net of tax expense (benefit), respectively. The gains and losses in the years presented were primarily the result of gains and losses in the underlying investments.
As of December 31, 2024, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $115.0 million. As of December 31, 2023, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $99.9 million. These equity securities are included within ‘Long-term investments’ in the Consolidated Balance Sheets.

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
6.    Fair Value Measurements
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
The fair value of the Company’s investment in Consensus common stock was determined using quoted market prices, which a Level 1 input. On May 22, 2024, the Company sold its remaining investments in Consensus common stock (see Note 5 — Investments).
The Company has investment in a corporate debt security that does not have a readily determinable fair value because the acquired securities are privately held, not traded on any public exchanges, and not an investment in a mutual fund or similar investment. The investment in corporate debt securities is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt securities is determined primarily based on estimates and assumptions, including Level 3 inputs. As of December 31, 2024 and 2023, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 9% and 10%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of approximately six months to two years, depending on the probability scenario, as of December 31, 2024, and approximately one to three years, depending on the probability scenario, as of December 31, 2023.
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
As of December 31, 2024 and 2023, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$85,833	$—	$—	$85,833	$85,833
Long-term investments:
Investment in corporate debt securities	—	—	17,788	17,788	17,788
Total assets measured at fair value	$85,833	$—	$17,788	$103,621	$103,621

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834

December 31, 2023	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$340,928	$—	$—	$340,928	$340,928
Short-term investments:
Consensus common stock	27,109	—	—	27,109	27,109
Long-term investments:
Investment in corporate debt securities	—	—	15,699	15,699	15,699
Total assets measured at fair value	$368,037	$—	$15,699	$383,736	$383,736

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the year ended December 31, 2024 and 2023, there were no transfers that occurred between levels.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Years ended December 31,
	2024		2023
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$2,834	$15,699	$555	$15,586
Fair value at date of acquisition	—	—	2,834	—
Fair value adjustments (1)	—	2,089	(200)	113
Payments	—	—	(355)	—
Balance as of December 31	$2,834	$17,788	$2,834	$15,699

(1)The fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General, administrative, and other related costs’ on the Consolidated Statements of Operations during the years ended December 31, 2024 and 2023. The fair value adjustments to the corporate debt securities in the table above were recorded within ‘Change in fair value on available-for-sale investments, net’ on the Consolidated Statements of Comprehensive Income during the years ended December 31, 2024 and 2023.
Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value only when an impairment is recognized. The Company’s financial assets, comprised of equity securities without readily determinable fair value, are adjusted to fair value when observable price changes are identified or due to impairment. Such fair value measurements are based predominately on Level 3 inputs. See Note 8 — Goodwill and Intangible Assets for further information on a goodwill impairment charges recorded in the years ended December 31, 2024, 2023, and 2022.
Other Fair Value Disclosures
The fair value of the Company’s 4.625% Senior Notes, 3.625% Convertible Notes, and 1.75% Convertible Notes (as defined in Note 9 — Debt) was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 1 inputs. If such information is not available for the 1.75% Convertible Notes and 3.625% Convertible Notes, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature.
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$457,211	$420,935	$456,796	$405,408
1.75% Convertible Notes (1)	$148,186	$139,976	$544,516	$519,492
3.625% Convertible Notes (1)	$258,885	$259,200	$—	$—

(1)On July 16, 2024, the Company exchanged approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes as part of the Exchange Transaction. The Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes, as defined in Note 9 — Debt, and paid an aggregate of approximately $135.0 million in cash. Refer to Note 9 — Debt for additional information.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
7.Property and Equipment
Property and equipment, stated at cost, consists of the following (in thousands):

	December 31,
	2024	2023
Computer hardware, software, and related equipment	$546,777	$502,564
Furniture and equipment	4,820	2,836
Leasehold improvements	7,328	9,784
	558,925	515,184
Less: Accumulated depreciation and amortization	(361,710)	(327,015)
Total property and equipment, net	$197,216	$188,169
Depreciation expense included in ‘Depreciation and amortization’ on our Consolidated Statements of Operations was $94.4 million, $92.1 million, and $76.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
8.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Technology & Shopping	Gaming & Entertainment	Health & Wellness	Connectivity	Cybersecurity & Martech	Consolidated
Balance as of January 1, 2023	$346,684	$61,644	$399,982	$257,679	$525,485	$1,591,474
Goodwill acquired (Note 4)	3,849	—	2,602	—	—	6,451
Goodwill impairment	(56,850)	—	—	—	—	(56,850)
Purchase accounting adjustments (1)	215	(219)	(72)	4	—	(72)
Foreign exchange translation	(246)	60	745	803	3,700	5,062
Balance as of December 31, 2023	$293,652	$61,485	$403,257	$258,486	$529,185	$1,546,065
Goodwill acquired (Note 4)	117,855	6,811	—	—	4,532	129,190
Goodwill removed due to sale of business (2)	(3,983)	—	—	—	—	(3,983)
Goodwill impairment	(85,273)	—	—	—	—	(85,273)
Foreign exchange translation	(194)	5	(201)	(1,544)	(3,815)	(5,741)
Balance as of December 31, 2024	$322,057	$68,301	$403,056	$256,942	$529,902	$1,580,258

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 — Business Acquisitions).
(2)During the year ended December 31, 2024, in a cash transaction, the Company sold an international business at Technology & Shopping, which resulted in $4.0 million of goodwill being removed in connection with this sale.
During the year ended December 31, 2024, the Company reassessed the fair value of certain reporting units within the Technology & Shopping, Health & Wellness, and Cybersecurity & Martech reportable segments as a result of a sustained decline in the Company’s stock price, and forecasted reduction in revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in certain of its reporting units. Based on the quantitative fair value test of two reporting units within the Technology & Shopping reportable segment, the carrying value of the reporting units exceeded their fair value, and the Company recorded an impairment of approximately $85.3 million during the year ended December 31, 2024.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
During the year ended December 31, 2023, the Company reassessed the fair value of certain reporting units within the Technology & Shopping reportable segment as a result of forecasted reduction in revenue and EBITDA in the reporting unit, as well as an increase in interest rates and market volatility that could affect the Company’s assumptions on its discount rates. Based on the quantitative fair value test, the carrying value of the reporting unit exceeded its fair value, and the Company recorded an impairment of approximately $56.9 million during the year ended December 31, 2023.
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
Goodwill as of December 31, 2024 and 2023 reflects accumulated impairment losses of $169.5 million and $84.2 million, respectively, in the Technology & Shopping reportable segment.
Intangible Assets Subject to Amortization
As of December 31, 2024, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$375,449	$222,430	$153,019
Customer relationships	836,254	620,926	215,328
Other purchased intangibles	421,128	363,726	57,402
Total	$1,632,831	$1,207,082	$425,749
As of December 31, 2023, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$347,895	$192,111	$155,784
Customer relationships	692,634	555,384	137,250
Other purchased intangibles	379,703	347,331	32,372
Total	$1,420,232	$1,094,826	$325,406

Expected amortization expenses for intangible assets subject to amortization at December 31, 2024 are as follows (in thousands):

Fiscal Year:
2025	$114,658
2026	96,383
2027	73,690
2028	49,319
2029	32,343
Thereafter	59,356
Total expected amortization expense	$425,749

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Amortization expense included in ‘Depreciation and amortization’ on our Consolidated Statements of Operations was approximately $117.5 million, $144.9 million, and $156.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
9.    Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2024	2023
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	149,109	550,000
3.625% Convertible Notes	263,147	—
Total Notes	872,294	1,010,038
Credit Agreement	—	—
Less: Unamortized discount	(5,676)	(2,463)
Deferred issuance costs (1)	(2,336)	(6,263)
Total long-term debt	$864,282	$1,001,312

(1)Includes $0.7 million and $0.8 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of December 31, 2024 and December 31, 2023, respectively, $0.9 million and $5.5 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of December 31, 2024 and December 31, 2023, respectively, and $0.7 million of carrying amount of deferred issuance costs on the 3.625% Convertible Notes as of December 31, 2024.
At December 31, 2024, future principal and interest payments for debt are as follows (in thousands):

	Principal	Interest
2025	$—	$33,425
2026	149,109	33,426
2027	—	30,816
2028	263,147	26,047
2029	—	21,277
Thereafter	460,038	21,276
Total	$872,294	$166,267
Interest expense was $35.3 million, $41.6 million, and $37.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of December 31, 2024.
Prior to 2022, the Company repurchased $83.3 million in aggregate principal of its 4.625% Senior Notes. Repurchases of 4.625% Senior Notes on the open market (excluding those from a tender offer) during the periods presented were as follows (in thousands):

Year ended
December 31, 2022
Principal repurchased	$181,238
Aggregate purchase price	$167,661
(Gain) loss on repurchase (1)	$(12,060)

(1)Presented within ‘Gain (loss) on debt extinguishment, net’ on the Consolidated Statements of Operations.
Cumulatively as of December 31, 2024, the Company repurchased approximately $290.0 million in aggregate principal of its 4.625% Senior Notes.
The following table provides additional information on the 4.625% Senior Notes (in thousands):

	December 31,
	2024	2023
Principal amount of 4.625% Senior Notes	$460,038	$460,038
Less: Unamortized discount	(2,148)	(2,463)
Less: Deferred issuance costs	(679)	(779)
Net carrying amount of 4.625% Senior Notes	$457,211	$456,796
The following table provides the components of interest expense related to 4.625% Senior Notes (in thousands):

	Years ended December 31,
	2024	2023	2022
Coupon interest expense	$21,269	$21,159	$24,500
Amortization of discount and debt issuance costs	415	396	442
Total interest expense related to 4.625% Senior Notes	$21,684	$21,555	$24,942

1.75% Convertible Notes
On November 15, 2019, the Company issued $550.0 million aggregate principal amount of 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”). The Company received proceeds of $537.1 million in cash, net of purchasers’ discounts and commissions and other debt issuance costs. A portion of the net proceeds were used to pay off all

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
amounts outstanding under the then-existing Credit Facility. The 1.75% Convertible Notes bear interest at a rate of 1.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The 1.75% Convertible Notes will mature on November 1, 2026, unless earlier converted or repurchased.
On July 16, 2024, the Company exchanged approximately $400.9 million in aggregate principal amount of its 1.75% Convertible Notes as part of the Exchange Transaction, as defined below. As of December 31, 2024, the remaining principal amount of the 1.75% Convertible Notes was $149.1 million. The Company also paid outstanding and accrued interest of $1.5 million on the exchanged 1.75% Convertible Notes during 2024.
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
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The 1.75% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of December 31, 2024 and December 31, 2023, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Consolidated Balance Sheets.
Prior to the Separation, the conversion rate on the 1.75% Convertible Notes was 7.9864 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represented a conversion price of approximately $125.21 per share of the Company’s common stock. The Separation constituted an event under the 1.75% Convertible Notes that required an adjustment and the conversion rate increased to 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes which represents a conversion price of approximately $106.63 per share of the Company’s common stock. As of December 31, 2024 and December 31, 2023, this rate equated to 1,398,391 shares and 5,158,071 shares, respectively. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), in certain circumstances, the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table provides additional information related to the 1.75% Convertible Notes (in thousands):

	December 31,
	2024	2023
Principal amount of 1.75% Convertible Notes	$149,109	$550,000
Less: Deferred issuance costs	(923)	(5,484)
Net carrying amount of 1.75% Convertible Notes	$148,186	$544,516

The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Years ended December 31,
	2024	2023	2022
Coupon interest expense	$6,429	$17,369	$9,776
Amortization of debt issuance costs	1,251	1,863	1,858
Total interest expense related to 1.75% Convertible Notes	$7,680	$19,232	$11,634
Accounting for the 1.75% Convertible Notes
On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. As a result of this adoption, the Company de-recognized the remaining unamortized debt discount of $87.3 million on the 1.75% Convertible Notes and, therefore, no longer recognizes any amortization of debt discounts as interest expense.
In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million was attributable to the liability component and is being amortized to interest expense through the maturity date at an effective interest rate of 5.5% . The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. Upon adoption of ASU 2020-06, the Company reclassified the $2.8 million from additional paid-in-capital to long-term liability and recorded a cumulative adjustment to retained earnings for amortization from the issuance date through January 1, 2022.
3.625% Convertible Notes
On July 16, 2024, the Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes due 2028 (the “3.625% Convertible Notes”) and paid an aggregate of approximately $135.0 million in cash in exchange for approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes (collectively, the “Exchange Transaction”) pursuant to separate, privately negotiated exchange agreements with certain holders of the 1.75% Convertible Notes. The Exchange Transaction was accounted for as a debt modification, and accordingly, no gain or loss was recognized. In connection with the Exchange Transaction, the Company recognized an increase in the fair value of the conversion feature of the 3.625% Convertible Notes compared to the fair value of the conversion feature of the 1.75% Convertible Notes of $4.0 million, partially offset by an increase to deferred tax liabilities of $1.0 million, which is included in ‘Additional paid-in capital’ on the Consolidated Balance Sheets, and a corresponding reduction to the carrying value of the 3.625% Convertible Notes. The discount and deferred issuance costs are being amortized to interest expense through the maturity date at an effective interest rate of 4.2%.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Holders may surrender their 3.625% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2027 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 3.625% Convertible Notes on each such applicable trading day; (ii) during the 5 business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 3.625% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after December 1, 2027, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, at an initial conversion rate of 10 shares of the Company’s common stock per $1,000 principal amount of 3.625% Convertible Notes. The Company will settle conversions of the 3.625% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of December 31, 2024, the market trigger conditions did not meet the conversion requirements of the 3.625% Convertible Notes and, accordingly, the 3.625% Convertible Notes are classified as long-term debt on our Consolidated Balance Sheets.
As of December 31, 2024, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event.
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
The following table provides additional information related to the 3.625% Convertible Notes (in thousands):

December 31, 2024
Principal amount of 3.625% Convertible Notes	$263,147
Less: Unamortized discount	(3,528)
Less: Deferred issuance costs	(734)
Net carrying amount of 3.625% Convertible Notes	$258,885

The following table provides the components of interest expense related to the 3.625% Convertible Notes (in thousands):

Year ended
December 31, 2024
Coupon interest expense	$4,372
Amortization of discount and debt issuance costs	571
Total interest expense related to 3.625% Convertible Notes	$4,943

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Credit Agreement
On April 7, 2021, the Company entered into a $100.0 million Credit Agreement (the “Credit Agreement”). Subject to certain conditions and approvals, the Company had the right, from time to time, to request increases in the commitments under the Credit Agreement in an aggregate amount up to $250.0 million, for a total aggregate commitment of up to $350.0 million. On June 18, 2024, the Company entered into a New Lender Joinder Agreement and Eighth Amendment (the “Joinder and Amendment”) to the Credit Agreement. The Joinder and Amendment provides for, among other things, (i) an increase in the Aggregate Revolving Loan Commitment by an aggregate principal amount of $250.0 million for a total of $350.0 million, (ii) an extension of the scheduled maturity date from April 7, 2026 to the earlier of (x) June 18, 2027 or (y) under certain limited circumstances, August 2, 2026, (iii) a “credit spread adjustment” for SOFR-based borrowings of 0.10% across all interest periods, (iv) the inclusion of limited conditionality borrowing mechanics with respect to certain borrowings and (v) certain other related amendments.
At the Company’s option, amounts borrowed under the Credit Agreement bear interest at either (i) a base rate equal to the greater of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% per annum, (y) the rate of interest per annum most recently announced by the Agent (as defined in the Credit Agreement) as its U.S. Dollar “Reference Rate” and (z) one month Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment plus 1.00% or (ii) a rate per annum equal to Term SOFR plus a credit spread adjustment, in each case, plus an applicable margin. The applicable margin relating to any base rate loan ranges from 0.50% to 1.25% and the applicable margin relating to any Term SOFR loan ranges from 1.50% to 2.25%, in each case, depending on the total leverage ratio of the Company. The Company is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. The Credit Agreement is secured by an associated collateral agreement that provides for a lien on the majority of the Company’s assets and the assets of the guarantors, in each case, subject to customary exceptions.
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of December 31, 2024.
As of each December 31, 2024 and December 31, 2023, net availability under the Credit Agreement was $348.9 million and $100.0 million, respectively, net of letters of credit.
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
10.Leases
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2031. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.
During the year ended December 31, 2024, 2023, and 2022, the Company recorded impairments of $0.9 million, $2.2 million, and $1.0 million, respectively on its operating lease right of use assets within various reportable segments primarily related to exiting certain lease space as the Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a “remote” or “partial remote” work model. The impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate which represent Level 3 unobservable inputs. The impairments are presented in ‘General, administrative, and other related costs’ on the Consolidated Statements of Operations.
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
Operating right-of-use assets are included in ‘Other assets’ on the Consolidated Balance Sheets. Operating lease liabilities are included in ‘Other current liabilities’ and ‘Other noncurrent liabilities’, respectively, on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2024	2023
Operating lease right-of-use assets	$26,249	$24,564

Operating lease liabilities, current	$8,666	$15,801
Operating lease liabilities, noncurrent	21,797	16,626
Total operating lease liabilities	$30,463	$32,427

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The components of lease expense are as follows (in thousands):

	December 31,
	2024	2023
Operating lease cost	$10,760	$15,065
Short-term lease cost (1)	519	1,070
Total lease cost	$11,279	$16,135

(1)The Company made an election to account for a short-term lease payments on a straight-line basis over the term of the lease.

Other supplemental operating lease information consists of the following:

	December 31,
	2024	2023
Operating leases:
Weighted average remaining lease term	3.9 years	3.0 years
Weighted average discount rate	4.28%	3.27%

As of December 31, 2024, maturities of operating lease liabilities were as follows (in thousands):

2025	$9,371
2026	7,716
2027	5,419
2028	3,708
2029	3,796
Thereafter	3,995
Total lease payments	$34,005
Less: Imputed interest	3,542
Present value of operating lease liabilities	$30,463
Sublease
Total sublease income for the years ended December 31, 2024, 2023, and 2022 was $5.3 million, $6.0 million, and $6.8 million, respectively. Total estimated aggregate sublease income to be received in the future is $3.6 million.
11.Commitments and Contingencies
Commitments
In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
Litigation
From time to time, the Company and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against the Company and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. The Company does not believe, based on current knowledge, that any such legal proceedings or claims, including those set forth below, after giving effect to existing accrued liabilities, are likely to have a material adverse effect on the Company’s overall consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows in a particular period.
Although the Company cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may be incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
range of loss or make a statement that such an estimate cannot be made. The Company follows a thorough process in which it seeks to estimate the reasonably possible loss or range of loss, and only if it is unable to make such an estimate does it conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion of litigation, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.
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
The Company established reserves for these matters of $25.2 million and $28.1 million as of December 31, 2024 and December 31, 2023, respectively, which are included in ‘Accounts payable and accrued expenses’ and ‘Other noncurrent liabilities’ on the Consolidated Balance Sheet. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results, however, as of December 31, 2024, any potential range of loss was not estimable.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
12.Income Taxes
The continuing operations income tax (expense) benefit consisted of the following (in thousands):

	Years ended December 31,
	2024	2023	2022
Current:
Federal	$(33,333)	$(29,040)	$(42,698)
State	(8,625)	(8,179)	(12,184)
Foreign	(18,234)	(16,940)	(16,066)
Total current	(60,192)	(54,159)	(70,948)

Deferred:
Federal	14,684	20,817	12,667
State	2,144	7,177	(1,577)
Foreign	1,994	2,023	1,901
Total deferred	18,822	30,017	12,991
Income tax expense from continuing operations	$(41,370)	$(24,142)	$(57,957)
A reconciliation of the statutory federal income tax rate with the Company’s continuing operations effective income tax rate is as follows:

	Years ended December 31,
	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net	5.9	6.5	5.0
Foreign rate differential	4.3	3.1	1.0
Foreign income inclusion	3.1	6.0	5.4
Foreign tax credit	(3.1)	(4.7)	(5.1)
Reserve for uncertain tax positions	(6.1)	(5.9)	(3.2)
Valuation allowance	6.3	—	—
Impact on deferred taxes of enacted tax law and rate changes	—	0.6	1.4
Tax credits and incentives	(6.5)	(8.4)	(5.0)
Impairment of goodwill	19.2	16.0	—
Mark-to market on investment in Consensus	—	—	22.1
Return to provision adjustments	(2.3)	(5.1)	1.1
Executive compensation	3.2	2.4	1.5
Other	(0.6)	0.7	(1.0)
Effective tax rates	44.4%	32.2%	44.2%
The effective tax rate for continuing operation for the year ended December 31, 2024 differs from the federal statutory rate primarily due to the expense recognized for book purposes on the goodwill impairment related to two of the Company’s reporting units that resulted in no corresponding tax benefit and a tax expense recognized due to recording a valuation allowance related to the Company’s U.S. capital loss carryforwards. The detrimental impact to our effective tax rate was partially offset by a tax benefit recognized as a result of a decrease in the reserve for uncertain tax positions that was primarily due to the lapse of the statute of limitations.
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
The effective tax rate also differs from the federal statutory tax rate due to income earned in the United States also being subject to income taxes in various state jurisdictions with statutory tax rates that can range from 2.5 percent to 11.5 percent. This increase in the effective income tax rate is offset by a decrease in the net reserve for uncertain tax positions during 2022 and a tax benefit claimed in the United States related to a deduction for foreign-derived intangible income. The decrease in the reserve for uncertain tax positions is primarily due to the lapse of the statute of limitations for U.S. tax reserves.
The Organization for Economic Co-operation and Development (“OECD”) established a Pillar Two Framework that was supported by over 130 countries worldwide. On December 15, 2022, the European Union (“EU”) Member States adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% with effective dates of January 1, 2025 for certain provisions of the directive. A significant number of other countries are also implementing similar legislation. The Company has analyzed the impact of the Pillar Two framework’s corporate minimum income tax rate of 15% and does not expect that it will have a material effect on the Company’s liability for corporate taxes and the Company’s consolidated effective tax rate.
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities from continuing operations are as follows (in thousands):

	Years ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss and other carryforwards	$14,923	$15,762
Tax credit carryforwards	3,727	4,743
Accrued expenses	12,019	14,629
Allowance for bad debt	2,514	2,003
Share-based compensation expense	8,634	6,097
Operating lease liabilities	5,717	6,320
Basis difference in fixed assets	39,242	22,191
Deferred revenue	3,413	2,420
Convertible debt	2,952	—
State taxes	2,526	1,974
Other	1,675	2,468
	97,342	78,607
Less: valuation allowance	(7,669)	(1,720)
Total deferred tax assets	$89,673	$76,887

Deferred tax liabilities:
Operating lease right-of-use assets	(5,040)	(4,618)
Basis difference in intangible assets	(103,676)	(86,712)
Unrealized gains on investments	(13,364)	(13,512)
Prepaid insurance	(2,111)	(2,835)
Other	(4,014)	(5,982)
Total deferred tax liabilities	(128,205)	(113,659)
Net deferred tax liabilities	$(38,532)	$(36,772)

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Company had approximately $89.7 million and $76.9 million in deferred tax assets, net of valuation allowances as of December 31, 2024 and 2023, respectively, related primarily to capital loss carryforwards, net operating loss carryforwards, capitalized research and development expenses, fixed asset basis, and accrued expenses being treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.
The Company had a valuation allowance on deferred tax assets from continuing operations of $7.7 million and $1.7 million as of December 31, 2024 and 2023, respectively.
The rollforward of the valuation allowance on the deferred tax assets from continuing operations is as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Beginning balance	$1,720	$1,699	$1,812
Charges to costs and expenses	5,949	21	—
Write-offs and recoveries	—	—	(113)
Ending balance	$7,669	$1,720	$1,699
As of December 31, 2024, the Company had federal net operating loss carryforwards (“NOLs”) of $3.2 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. The Company estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. Approximately $3.2 million of the NOLs expire through 2031 depending on the year the loss was incurred.
As of December 31, 2024, the Company’s deferred tax assets included federal capital loss limitation carryforwards of $23.4 million that begin to expire in 2026 through 2029. During 2024, the Company recognized a valuation allowance on the entire federal capital loss limitation carryforward. In addition, as of December 31, 2024, the Company had available state research and development tax credit carryforwards of $4.1 million, which last indefinitely. The Company had no foreign tax credit carryforwards as of December 31, 2024.
The Company has not provided for deferred taxes on approximately $178.5 million of undistributed earnings from foreign subsidiaries as of December 31, 2024 or with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. In addition, because of the various avenues in which to repatriate the earnings, it is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings if eventually remitted.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Consolidated Balance Sheets. The Company’s prepaid taxes were $6.4 million and $4.7 million at December 31, 2024 and 2023, respectively.
Income from continuing operations before income taxes included income from domestic operations of $25.1 million, $25.8 million, and $71.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and income from foreign operations of $68.1 million, $49.2 million, and $59.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
As of December 31, 2024, the total amount of unrecognized tax benefits for continuing operations was $22.6 million, of which $21.2 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2023, the total amount of unrecognized tax benefits for continuing operations was $29.2 million, of which $27.4 million, if recognized, would

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
affect the Company’s effective tax rate. As of December 31, 2022, the total amount of unrecognized tax benefits for continuing operations was $34.2 million, of which $32.7 million, if recognized, would affect the Company’s effective tax rate.
The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2024, 2023, and 2022, is as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Beginning balance	$29,158	$34,208	$39,527
Increases related to tax positions during a prior year	275	218	—
Decreases related to tax positions taken during a prior year	(540)	(1,023)	(2,816)
Increases related to tax positions taken in the current year	635	744	819
Decreases related to expiration of statute of limitations	(6,911)	(4,989)	(3,322)
Ending balance	$22,617	$29,158	$34,208
The Company includes interest and penalties related to unrecognized tax benefits within ‘Income tax expense’ on the Consolidated Statements of Operations. As of December 31, 2024, 2023, and 2022, the total amount of interest and penalties accrued was $7.4 million, $7.1 million, and $6.3 million, respectively, which is classified as a liability for uncertain tax positions on the Consolidated Balance Sheets. In connection with the liability for unrecognized tax benefits, the Company recognized interest and penalty expense during the years ended December 31, 2024, 2023, and 2022 of $0.3 million, $0.7 million, and $0.7 million, respectively.
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
We conduct business on a global basis and as a result, one or more of our subsidiaries file income tax returns in the U.S. federal and in multiple state, local, and foreign tax jurisdictions. Our U.S. federal income tax returns for years 2012 through 2016 are under various stages of audit by the IRS. We are also under audit for various U.S. state and local tax purposes. With limited exception, our significant foreign tax jurisdictions are no longer subject to an income tax audit by the various tax authorities for tax years prior to 2021.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
13.Stockholders’ Equity
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
During the years ended December 31, 2024, 2023, and 2022, the Company repurchased 3,500,000, 1,585,846, and 736,536 shares, respectively, under the 2020 Program, at an aggregate cost of $181.8 million, $104.9 million, and $71.3 million, respectively (including excise tax). Cumulatively as of December 31, 2024, 8,758,692 shares were repurchased under the 2020 Program, at an aggregate cost of $583.6 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2024 was 6,241,308 shares.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the years ended December 31, 2024, 2023 and 2022, the Company purchased and retired 80,241, 69,622, and 72,886 shares at an aggregate cost of approximately $4.1 million, $4.6 million, and $7.0 million, respectively, from plan participants for this purpose.
14.Share-Based Compensation
The Company’s share-based compensation plans include the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), the 2015 Stock Option Plan (the “2015 Plan”), and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.
On May 7, 2024, the 2024 Plan was approved by the stockholders of the Company and replaced the 2015 Stock Option Plan. The 2024 Plan permits the Company to issue shares of common stock to or for the benefit of employees, consultants, and non-employee directors of the Company and its subsidiaries as part of their compensation. The 2024 Plan provides for the grant of stock options, restricted stock, stock appreciation rights, restricted stock units, performance-based awards, and other incentive awards. Shares authorized but unissued under the 2015 Plan that were not subject to outstanding awards under the 2015 Plan as of May 7, 2024 were canceled. The total number of shares of the Company’s common stock that may be issued under the 2024 Plan shall not exceed 3,500,000 shares, plus any Returned Shares, as defined in the 2024 Plan, under the 2015 Plan, and any shares under the 2024 Plan that are subsequently forfeited, canceled, reacquired by the Company, satisfied or are otherwise terminated (other than by exercise) or used to pay tax withholding obligations with respect to outstanding awards issued under the 2024 Plan. The 2024 Plan will expire on March 21, 2034, unless earlier terminated by the Board. Awards outstanding under the 2015 Plan were not impacted by the approval of the 2024 Plan. Collectively, the 2015 Plan and 2024 Plan are referred to herein as “Plans”. As of December 31, 2024, 435,135 shares underlying options and 1,173,213 shares of restricted stock units were outstanding under the Plans. As of December 31, 2024, there were 3,617,530 additional shares underlying options, shares of restricted stock, and other share-based awards available for grant under the 2024 Plan.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Consolidated Statements of Operations during the periods presented (in thousands):

	Year ended December 31,
	2024	2023	2022
Direct costs	$248	$262	$341
Sales and marketing	3,756	2,686	3,083
Research, development, and engineering	3,665	3,245	2,503
General, administrative, and other related costs	33,246	25,727	20,674
Total share-based compensation expense	$40,915	$31,920	$26,601

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Stock Options
As of December 31, 2024, 2023, and 2022, options to purchase 326,351, 271,959, and 217,567 shares of common stock were exercisable under and outside of the Plans, at weighted average exercise prices of $68.97, $68.97, $68.97, respectively. Stock options generally expire after 10 years and vest over a 5 to 8 year period.
All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).
Stock option activity for the years ended December 31, 2024, 2023, and 2022 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	440,574	$68.45
Granted	—	$—
Exercised	(5,439)	$27.15
Canceled	—	$—
Options outstanding at December 31, 2022	435,135	$68.97
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Options outstanding at December 31, 2023	435,135	$68.97
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Options outstanding at December 31, 2024	435,135	$68.97	3.0	$0
Exercisable at December 31, 2024	326,351	$68.97	3.0	$0
Vested and expected to vest at December 31, 2024	102,128	$68.97	3.0	$0

There were no stock option exercises in 2024 and 2023. The total intrinsic values of options exercised during the year ended December 31, 2022 was $0.4 million. The total fair value of options vested during the years ended December 31, 2024, 2023, and 2022 was $1.0 million, $1.0 million, and $1.1 million, respectively.
Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2022 was $0.1 million. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $0.3 million for the year ended December 31, 2022.
As of December 31, 2024, there was $1.0 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the Plans. That expense is expected to be recognized ratably over a weighted average period of 1.1 years (i.e., the remaining requisite service period).
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board and senior staff pursuant to the Plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board, generally three or four years for senior staff (excluding market-based awards discussed below), and three to eight years for the Chief Executive Officer. The Company granted 413,053, 305,549, and 154,022 shares of restricted stock units (excluding awards with market conditions below) during the years ended December 31, 2024, 2023, and 2022, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Company has awarded certain key employees market-based restricted stock (“PSAs”) and market-based restricted stock units (“PSUs”) pursuant to the Plans. Market-based awards granted prior to 2024 have vesting conditions that are based on specific stock price targets of the company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day look back (trading days). During the years ended December 31, 2023 and 2022 the Company awarded 167,606 and 100,193, respectively, PSUs at stock price targets ranging from $83.61 to $103.76 per share.
During the year ended December 31, 2024, the Company awarded 308,970 equity classified PSUs that vest in shares of the Company’s stock ranging from 0% to 200% of the award, based on the Company’s attainment of a relative Total Shareholder Return (“TSR”) target compared to the TSR of all listed companies in the market index over the respective one, two, and three-year performance periods. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company and all listed companies in a market index achieving the relative TSR targets.
Share-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
The per share weighted average grant-date fair values of PSUs granted during the years ended December 31, 2024, 2023, and 2022 were $87.17, $70.06, and $87.11, respectively.
The assumptions used in determining the weighted-average fair values of PSUs granted during the periods presented are as follows:

	December 31,
	2024	2023	2022
Underlying stock price at valuation date	$66.88	$77.80	$99.32
Expected volatility	32.9%	32.0%	36.7%
Risk-free interest rate	4.3%	4.1%	1.8%

 Restricted stock award (“RSA”) and PSA activity for the years ended December 31, 2024, 2023 and 2022 is set forth below:

	RSAs		PSAs
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested at January 1, 2022	220,782	$72.07	163,181	$36.27
Granted	—	—	—	—
Vested	(67,762)	74.13	—	—
Canceled	(4,920)	77.92	—	—
Nonvested at December 31, 2022	148,100	$70.93	163,181	$36.27
Granted	—	—	—	—
Vested	(52,060)	72.29	—	—
Canceled	(322)	77.75	—	—
Nonvested at December 31, 2023	95,718	$70.17	163,181	$36.27
Granted	—	—	—	—
Vested	(40,735)	71.73	—	—
Canceled	(154)	77.75	—	—
Nonvested at December 31, 2024	54,829	$68.97	163,181	$36.27

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Restricted stock unit activity for the years ended December 31, 2024, 2023 and 2022 is set forth below:

	RSUs		PSUs
	Number of shares	Weighted average grant date fair value	Number of shares (1)	Weighted average grant date fair value
Outstanding at January 1, 2022	299,023	$107.52	60,891	$86.78
Granted	154,022	94.47	100,193	87.11
Vested	(84,259)	108.04	(30,435)	91.23
Canceled	(24,831)	94.02	(10,250)	89.73
Outstanding at December 31, 2022	343,955	$102.53	120,399	$87.04
Granted	305,549	76.80	167,606	70.06
Vested	(111,185)	101.41	—	—
Canceled	(31,894)	83.82	(17,233)	77.98
Outstanding at December 31, 2023	506,425	$88.36	270,772	$77.09
Granted	413,053	64.60	308,970	87.17
Vested	(175,564)	90.68	—	—
Canceled	(91,687)	74.44	(58,756)	79.88
Outstanding at December 31, 2024	652,227	74.59	520,986	82.73
Vested and expected to vest at December 31, 2024	610,299	$74.53	499,185	$82.54

(1)Represents the number of shares at 100% achievement.
Aggregate intrinsic value of shares outstanding as of December 31, 2024 was $35.4 million and $28.3 million for RSUs and PSUs, respectively. Aggregate intrinsic value for shares vested and expected to vest was $33.2 million and $27.1 million for RSUs and PSUs, respectively.
As of December 31, 2024, the Company had unrecognized share-based compensation cost of approximately $50.8 million associated with these restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.1 years for restricted stock awards and 2.0 years for restricted stock units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2024, 2023, and 2022 was $15.9 million, $11.3 million, and $12.4 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock and restricted stock units totaled $2.3 million, $1.9 million, and $2.8 million, respectively, for the years ended December 31, 2024, 2023, and 2022.
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
During 2024, 2023, and 2022, 174,706, 74,390, and 139,992 shares were purchased under the Purchase Plan, respectively, at a price ranging from $46.84 to $48.88 per share during 2024. Cash received upon the issuance of the Company’s common stock under the Purchase Plan was $8.4 million, $8.7 million, and $9.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, 819,505 shares were available under the Purchase Plan for future issuance.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period, or the six-month offering period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.1%, 12.5%, and 11.8% as of December 31, 2024, 2023, and 2022, respectively.
The share-based compensation expense related to the Purchase Plan has been estimated utilizing the following weighted average assumptions:

	December 31,
	2024	2023	2022
Risk-free interest rate	5.3%	3.4%	1.2%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	31.4%	38.3%	40.7%
15.    Defined Contribution 401(k) Savings Plan
The Company has several 401(k) Savings Plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2024, 2023, and 2022, the Company made contributions of $4.9 million, $5.2 million, and $5.1 million, respectively, to these 401(k) Savings Plans.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
16.Earnings Per Share
     The components of basic and diluted earnings per share from continuing operations are as follows (in thousands, except share and per share data):

	Years ended December 31,
	2024	2023	2022
Numerator for basic and diluted net income per common share:
Net income from continuing operations	$63,047	$41,503	$65,466
Less: Net income available to participating securities (1)	—	(2)	(20)
Plus: Convertible Notes interest expense (after-tax)	—	—	—
Net income available to the Company’s common shareholders from continuing operations	$63,047	$41,501	$65,446
Denominator:
Basic weighted-average outstanding shares of common stock	44,457,071	46,400,941	46,954,558
Diluted effect of:
Equity incentive plans	62,622	63,320	71,291
Convertible debt	—	—	—
Diluted weighted-average outstanding shares of common stock	44,519,693	46,464,261	47,025,849

Net income per share from continuing operations:
Basic	$1.42	$0.89	$1.39
Diluted	$1.42	$0.89	$1.39

Weighted-average shares excluded from diluted weighted-average shares outstanding:
Anti-dilutive stock options and restricted stock	1,069,443	629,807	—
Anti-dilutive convertible debt	4,892,773	5,158,071	5,158,071

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

17.Segment Information
The Company’s businesses are based on the organizational structure used by the Chief Executive Officer of the Company, who acts as the chief operating decision maker (“CODM”). Following changes to our internal reporting structure, the Company concluded that it has five operating segments which are now presented as the following five reportable segments: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, 4) Connectivity, and 5) Cybersecurity & Martech. The Technology & Shopping reportable segment primarily generates revenues from advertising on publishing platforms and commerce sites and through publishing of specialized technology-based content and provision of authoritative content relating to products, services, shopping and savings. The Gaming & Entertainment reportable segment generates revenue by providing authoritative content relating to video games and entertainment and includes a video game and entertainment website focusing on games (including game help), films, anime, television, comics, technology, and other media. It also generates revenues through subscriptions to and storefront sales of video games, ebooks, and software, as well as through related advertising. The Health & Wellness reportable segment generates revenues from a collection of interactive tools and mobile applications that are designed to enable consumers to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet, and fitness, and from a collection of educational and professional development services, news, and information for healthcare professionals. The Connectivity reportable segment includes several data and services businesses that sit at the center of the broadband economy and are sources of information on internet connectivity and network performance and primarily generates revenues through the granting of access to, or delivery of, data products or services to customers and the sale of perpetual software licenses, related software support, and maintenance. The Cybersecurity & Martech reportable segment generates revenues from cloud-based Software-as-a-Service offerings for various communication, messaging, security, privacy, customer marketing, and other needs of end-users.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The accounting policies of the reportable segments are the same as those described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies. The Company evaluates performance of all of its reportable segments based on its ‘Income from operations’ and the CODM uses ‘Income from operations’ to assess performance, make operating decisions, and allocate resources, including employees, property, and financial or capital resources, for each reportable segment. On a monthly basis, the CODM considers forecast-to-actual variances when making decisions about allocating capital and personnel-related resources to each reportable segment. Segment results presented below are exclusive of inter-segment revenues and inter-segment expenses, which are immaterial. The CODM does not use Balance Sheet information in connection with operating and investment decisions and as such that information is not presented. The CODM does use capital expenditures by reportable segment in connection with operating and investment decisions.
Information on reportable segments revenues is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenue by reportable segment:
Technology & Shopping	$361,882	$330,557	$384,929
Gaming & Entertainment	180,276	168,821	166,325
Health & Wellness	362,408	361,923	335,883
Connectivity	213,620	211,518	191,254
Cybersecurity & Martech	283,502	291,209	312,606
Total segment revenues	1,401,688	1,364,028	1,390,997
Corporate	—	—	—
Total revenues	$1,401,688	$1,364,028	$1,390,997
The descriptions of significant reportable segment expenses shown in the following tables are as follows:
•Salaries, benefits, and other employee expenses include employee compensation expenses for salaries, bonuses, benefits, payroll taxes, commissions, share-based compensation, severance costs, other related employee costs.
•Cloud computing, software, and other related expenses include costs associated with cloud computing, software purchases, web hosting, database hosting, and other computer related costs.
•Advertising and related marketing expenses include advertising relationships with an array of online service providers, marketing expenses, and other audience extension costs.
•Partner payments include expense associated with revenue sharing arrangements, content fees, and royalties.
•Professional and other-third party services include expenses for outside providers including freelancers, consultants, legal costs, and other professional services.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Significant reportable segment expenses are set forth in the tables below (in thousands):

	Year ended December 31, 2024
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$139,293		$45,294		$115,509		$53,172		$77,518		$430,786
Cloud computing, software, and other related expenses	28,086		5,630		13,903		14,849		40,009		102,477
Advertising and marketing related expenses	51,418		12,226		39,199		2,898		21,799		127,540
Partner payments	7,063		27,262		38,736		932		21,063		95,056
Professional and other third-party services	20,455		5,908		8,730		14,356		17,228		66,677
Goodwill impairment	85,273		—		—		—		—		85,273
Depreciation and amortization	83,424		10,733		52,766		31,882		33,025		211,830
Other	17,942	(1)	19,222	(2)	26,358	(3)	16,157	(4)	17,899	(5)	97,578
Total segment operating costs and expenses	432,954		126,275		295,201		134,246		228,541		1,217,217
Corporate (6)											70,823
Total operating costs and expenses											$1,288,040

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year ended December 31, 2023
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$121,721		$43,224		$109,401		$55,492		$75,340		$405,178
Cloud computing, software, and other related expenses	23,580		3,974		11,599		9,865		37,402		86,420
Advertising and marketing related expenses	55,185		9,468		42,477		3,296		24,189		134,615
Partner payments	7,721		26,637		33,842		730		19,120		88,050
Professional and other third-party services	15,025		3,629		10,604		13,199		18,211		60,668
Goodwill impairment	56,850		—		—		—		—		56,850
Depreciation and amortization	83,271		10,368		59,870		31,793		52,618		237,920
Other	17,702	(1)	14,222	(2)	30,555	(3)	26,552	(4)	21,119	(5)	110,150
Total segment operating costs and expenses	381,055		111,522		298,348		140,927		247,999		1,179,851
Corporate (6)											51,566
Total operating costs and expenses											$1,231,417

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year ended December 31, 2022
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$131,808		$43,386		$99,808		$44,908		$77,909		$397,819
Cloud computing, software, and other related expenses	25,517		3,426		10,172		9,509		34,985		83,609
Advertising and marketing related expenses	61,380		10,626		39,366		2,790		27,187		141,349
Partner payments	9,572		29,965		32,175		—		23,207		94,919
Professional and other third-party services	11,953		1,964		9,990		10,575		22,404		56,886
Goodwill impairment	27,369		—		—		—		—		27,369
Depreciation and amortization	93,187		10,045		55,981		25,445		48,714		233,372
Other	20,578	(1)	13,488	(2)	22,176	(3)	19,665	(4)	27,238	(5)	103,145
Total segment operating costs and expenses	381,364		112,900		269,668		112,892		261,644		1,138,468
Corporate (6)											53,588
Total operating costs and expenses											$1,192,056

(1)Other Technology & Shopping operating costs and expenses consist primarily of credit card processing fees, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, and certain allocated overhead expenses.
(2)Other Gaming & Entertainment operating costs and expenses consist primarily of credit card processing fees, inventory-related costs, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, and certain allocated overhead expenses.
(3)Other Health & Wellness operating costs and expenses consist primarily of app-store fees, credit card processing fees, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, and certain allocated overhead expenses.
(4)Other Connectivity operating costs and expenses consist primarily of inventory-related costs, credit card processing fees, inventory related costs, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, and certain allocated overhead expenses.
(5)Other Cybersecurity & Martech operating costs and expenses consist primarily of credit card processing fees, telecommunication backbone costs, travel and entertainment costs, office expenses, bad debt expense, and certain allocated overhead expenses.
(6)Corporate includes costs associated with general, administrative, and other expenses (including some depreciation and amortization) that are managed on a global basis and that are not directly attributed to any particular segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Information on (loss) income from operations is set forth in the table below (in thousands).

	Years ended December 31,
	2024	2023	2022
(Loss) income from operations by reportable segment:
Technology & Shopping	$(71,072)	$(50,498)	$3,565
Gaming & Entertainment	54,001	57,299	53,425
Health & Wellness	67,207	63,575	66,215
Connectivity	79,374	70,591	78,362
Cybersecurity & Martech	54,961	43,210	50,962
Total segment income from operations	184,471	184,177	252,529
Corporate (1)	(70,823)	(51,566)	(53,588)
Income from operations	$113,648	$132,611	$198,941

(1)Corporate includes costs associated with general, administrative, and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.

Information on capital expenditures is set forth in the table below (in thousands).

	Years ended December 31,
	2024	2023	2022
Capital expenditures:
Technology & Shopping	$13,609	$17,778	$25,088
Gaming & Entertainment	5,298	5,891	6,008
Health & Wellness	36,553	35,070	31,559
Connectivity	24,742	25,182	22,394
Cybersecurity & Martech	25,062	24,712	21,094
Total from reportable segments	105,264	108,633	106,143
Corporate	1,371	96	11
Total capital expenditures	$106,635	$108,729	$106,154
The Company maintains operations in the U.S., Canada, Ireland, the United Kingdom, India, and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Years ended December 31,
	2024	2023	2022
Revenues:
United States	$1,165,571	$1,137,857	$1,181,936
All other countries	236,117	226,171	209,061
Total	$1,401,688	$1,364,028	$1,390,997
Long-lived assets, excluding goodwill and other intangible assets are as follows (in thousands):

	December 31,
	2024	2023
Long-lived assets:
United States	$178,732	$161,913
All other countries	44,733	50,820
Total	$223,465	$212,733

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
18.    Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Non-cash investing activity:
Property and equipment, accrued but unpaid	$—	$55	$150
Right-of-use assets acquired in exchange for operating lease obligations	$13,372	$1,597	$4,130
Purchase of equity investments with common stock	$—	$13,500	$—
Disposition of Consensus common stock (1)	$—	$—	$112,286
Non-cash financing activity:
Debt principal settled in exchange for Consensus common stock (1)	$—	$—	$112,286
Increase in fair value of conversion feature on 3.625% Convertible Notes	$4,001	$—	$—
Excise tax on share repurchases	$1,099	$—	$—

(1)During the year ended December 31, 2022, the Company disposed $160.1 million of its investment in Consensus in exchange for $112.3 million of debt and recorded $47.8 million of loss on investment, net.
Supplemental data (in thousands):

	Years ended December 31,
	2024	2023	2022
Interest paid	$28,856	$38,653	$36,168
Income taxes paid, net of refunds	$68,731	$64,594	$59,543
 Operating cash outflows related to lease liabilities were as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Operating cash outflows related to lease liabilities	$17,167	$23,230	$26,921
19.Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2022	$169	$(57,391)	(57,222)
Other comprehensive income (loss) before reclassifications	272	(32,479)	(32,207)
Consensus separation	—	4,056	4,056
Balance as of December 31, 2022	$441	$(85,814)	$(85,373)
Other comprehensive income before reclassifications	96	13,657	13,753
Balance as of December 31, 2023	$537	$(72,157)	$(71,620)
Other comprehensive income (loss) before reclassifications	1,575	(12,426)	(10,851)
Balance as of December 31, 2024	$2,112	$(84,583)	$(82,471)
There were no reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2024, 2023, and 2022.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
20.Related Party Transactions
Consensus
Following the Separation (see Note 2 — Basis of Presentation and Summary of Significant Accounting Policies), the Company retained an approximate 19.9% interest in Consensus common stock. Throughout the year ended December 31, 2022, the Company disposed of a significant portion of its investment in Consensus common stock resulting in Consensus no longer being a related party after September 30, 2022. Related party transactions with Consensus through September 30, 2022 are discussed in Note 5 — Investments.
In connection with the Separation, Ziff Davis and Consensus entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement. The transition services agreement governs services including certain information technology services, finance and accounting services, and human resource and employee benefit services. The agreed-upon charges for such services were generally intended to allow the providing company to recover all costs and expenses of providing such services, and nearly all such services were terminated without extension twelve months after the Separation. During the year ended December 31, 2022, the Company recorded an offset to expense of approximately $1.2 million from Consensus related to the transition services agreement within ‘General, administrative, and other related costs’ within the Consolidated Statements of Operations. Further, the Company assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis remained the lessee under this lease and its obligations remained in place through October 7, 2022, after which time Consensus took over the lease in full. During the year ended December 31, 2022, the Company recorded an offset to lease expense of approximately $1.5 million related to this lease. However, Consensus paid the landlord directly and not Ziff Davis.
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
The manager, OCV Management, LLC, and general partner of the OCV Fund are entities with respect to which Richard S. Ressler, former Chairman of the Board of the Company, is indirectly the majority equity holder. Mr. Ressler’s tenure with the Board ended as of May 10, 2022. As a limited partner in the OCV Fund, prior to the settlement of certain litigation generally related to the Company’s investment in the OCV Fund in January 2022, the Company paid an annual management fee to the manager equal to 2.0% of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the OCV Fund’s general partner would be entitled to a carried interest equal to 20%. The OCV Fund has a six year investment period, during which any incremental investments can be made, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. At the time of the settlement of the litigation (see Note 11 — Commitments and Contingencies), the Company had invested approximately $128.8 million in the OCV Fund. In connection with the settlement of the litigation, among other terms, no further capital calls will be made in connection with the Company’s investment in the OCV Fund, nor will any further management fees be paid by the Company to the manager.
During the year ended December 31, 2022, the Company recognized expense for management fees of $1.5 million, net of tax benefit.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation, management concluded that Ziff Davis’s internal control over financial reporting was effective as of December 31, 2024. Pursuant to the SEC’s general guidance that the assessment of a recently acquired business’ internal control over financial reporting may be omitted in the year of acquisition, management has excluded certain of its 2024 acquisitions from its assessment of internal control over financial reporting as of December 31, 2024. Total assets, excluding goodwill and identifiable intangible assets, and total revenue of TDS and CNET acquired in 2024, in aggregate, represent approximately 15% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their audit report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-5(f) under the Exchange Act) which occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Ziff Davis, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Ziff Davis, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the years in the two year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired TDS and CNET during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, TDS and CNET’s internal control over financial reporting associated with 15% and 5% of assets and revenue, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TDS and CNET.
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

/s/ KPMG LLP

New York, New York
February 25, 2025

Item 9B. Other Information
During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

                        PART III

Items 10-14
Information required under Item 10., Directors, Executive Officers and Corporate Governance, Item 11., Executive Compensation, Item 12., Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13., Certain Relationships and Related Transactions, and Director Independence and Item 14., Principal Accountant Fees and Services, is hereby incorporated by reference to the information to be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

                        PART IV

Item 15.     Exhibits and Financial Statement Schedules

    (a) (1) Financial Statements. The following financial statements are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Los Angeles, California; PCAOB ID #243)
Report of Independent Registered Public Accounting Firm (KPMG LLP; New York, New York; PCAOB ID #185)
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

3.4	Sixth Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Ziff Davis' Annual Report on Form 10-K filed on February 26, 2024 (File No. 0-29565))
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1.2 to Ziff Davis’ Current Report on Form 8-K filed on December 7, 2011 (File No. 0-25965))
4.2
Indenture, dated as of June 10, 2014 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Registration Statement on Form S-3ASR filed on June 10, 2014, Registration No. 333-196640 (File No. 0-25965))

4.4	First Supplemental Indenture, dated as of June 17, 2014 (incorporated by reference to Exhibit 4.2 to Ziff Davis’ Current Report on Form 8-K filed on June 17, 2014 (File No. 0-25965))
4.5	Indenture, dated as of November 15, 2019 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on November 15, 2019 (File No. 0-25965))
4.6	Indenture, dated as of October 7, 2020 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on October 7, 2020 (File No. 0-25965))
4.7
Indenture, dated as of July 16, 2024, between Ziff Davis, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on July 16, 2024.(File No. 0-25965))

4.8
Form of certificate representing the 3.625% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Ziff Davis’ Current Report on Form 8-K filed on July 16, 2024.(File No. 0-25965))

4.9*	Description of Registered Securities
4.10	Form of Waiver Regarding Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 10-Q filed on August 10, 2020 (File No. 0-25965)
10.1	J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Annex A to Ziff Davis’ Definitive Proxy Statement on Schedule 14A filed on March 26, 2015 (File No. 0-25965))(1)
10.2
Form of Restricted Stock Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 10, 2021 (File No. 0-25965))(1)

10.3
Form of Restricted Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 10, 2021 (File No. 0-25965))(1)

10.4
Form of Performance Stock Unit Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 10, 2021 (File No. 0-25965))(1)

10.5
Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Ziff Davis’ Current Report on Form 8-K filed with the Commission on May 3, 2006 File No. 0-25965))(1)

10.6
Amendment to Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on February 8, 2018 (File No. 0-25965))(1)

10.7
 Form of Restricted Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 9, 2024 (File No. 0-25965))(1)

10.8
Form of Performance Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 9, 2024 (File No. 0-25965))(1)

10.9	Ziff Davis, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on May 13, 2024 (File No. 0-25965))(1)
10.10
Form of Restricted Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on May 16, 2024 (File No. 0-25965))(1)

10.11
Form of Performance Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on May 16, 2024 (File No. 0-25965))(1)

10.12
Employment Agreement between Ziff Davis, Inc. and Vivek Shah, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))(1)

10.13
Employment Agreement between Ziff Davis, Inc. and Bret Richter, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))(1)

10.14
Employment Agreement between Ziff Davis, Inc. and Jeremy D. Rossen, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))(1)

10.15
Employment Agreement between Ziff Davis, Inc. and Layth Taki, effective as of September 27, 2022 (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on From 10-Q filed on November 9, 2022 (File No. 0-25965))(1)

10.16*	Employment Agreement between Ziff Davis, Inc. and Lori Tansley, effective as of November 21, 2024(1)
10.17
Second Amended and Restated Limited Partnership Agreement, dated as of January 19, 2018, by and among OCV I GP, LLC and J2 Global, Inc. (incorporated by reference to Exhibit 10.9 to Ziff Davis’ Current Report on Form 10-K filed on March 1, 2018 (File No. 0-25965))

10.18
Credit Agreement, dated as of April 7, 2021, among J2 Global, Inc., the Lenders from time to time party thereto and MUFG Union Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 0-25965))

10.19
First Amendment to Credit Agreement, dated as of June 2, 2021, by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG (4) Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 0-25965))

10.20
Second, Third and Fourth Amendments to Credit Agreement by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on September 22, 2021 (File No. 0-25965))

10.21
Fifth Amendment to the Credit Agreement, dated as of June 10, 2022, among Ziff Davis, Inc., the Guarantors, the lenders party to Amendment constituting Required Lender and all of the Term Lenders and MUFG UNION BANK, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 10.5 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2022 (File No. 0-25965))

10.22
Sixth Amendment to Credit Agreement, dated as of September 15, 2022, among Ziff Davis, Inc., the Guarantors, the lenders party to Amendment constituting Required Lenders and all of the Term Loan Two Lenders and MUFG UNION BANK, N. A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 0-25965))

10.23
Seventh Amendment to the Credit Agreement, dated as of April 10, 2024, among Ziff Davis, Inc., the Guarantors, the lenders party to the Amendment constituting Required Lenders and U. S. Bank National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 9, 2024 (File No. 0-25965))

10.24
New Lender Joinder Agreement and Eighth Amendment to Credit Agreement, dated as of June 18, 2024, among Ziff Davis, Inc., the Lenders party thereto and U.S. Bank National Association, as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on June 25, 2024 (File No. 0-25965))

10.25
Transition Services Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.26
First Amendment to Transition Services Agreement, dated as of October 6, 2022, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.20 to Ziff Davis’ Annual Report on Form 10-K filed on March 1, 2023 (File No. 0-25965))

10.27
Second Amendment to Transition Services Agreement, dated as of January 3, 2023, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.21 to Ziff Davis’ Annual Report on Form 10-K filed on March 1, 2023 (File No. 0-25965))

10.28
Tax Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.29
Employee Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.30
Intellectual Property License Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.31
Stockholder and Registration Rights Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.5 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.32
Stipulation of Settlement and Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.15 to Ziff Davis’ Annual Report on Form 10-K filed on March 15, 2022 (File No. 0-25965))

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

19.1*	Ziff Davis, Inc. Securities Trading Policy (February 2024)
21.1*	List of subsidiaries of Ziff Davis, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.2*	Consent of Independent Registered Public Accounting Firm – BDO USA, P.C.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Ziff Davis, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Ziff Davis' Annual Report on Form 10-K filed on February 26, 2024 (File No. 0-29565))
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
(1) Indicates a management contract or compensatory plan required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2025.

Ziff Davis, Inc.

By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIVEK SHAH	Chief Executive Officer and a Director	February 25, 2025
Vivek Shah	(Principal Executive Officer)

/s/ BRET RICHTER	Chief Financial Officer	February 25, 2025
Bret Richter	(Principal Financial Officer)

/s/ LORI TANSLEY	Chief Accounting Officer	February 25, 2025
Lori Tansley	(Principal Accounting Officer)

/s/ SARAH FAY	Director	February 25, 2025
Sarah Fay

/s/ JANA BARSTEN	Director	February 25, 2025
Jana Barsten

/s/ TRACE HARRIS	Director	February 25, 2025
Trace Harris

/s/ WILLIAM B. KRETZMER	Director	February 25, 2025
William B. Kretzmer

/s/ KIRK MCDONALD	Director	February 25, 2025
Kirk McDonald

/s/ SCOTT C. TAYLOR	Director	February 25, 2025
Scott C. Taylor

/s/ NEVILLE R. RAY	Director	February 25, 2025
Neville R. Ray