Form 10-Q
period 2025-03-31
ZIFF DAVIS, INC.
filed 2025-05-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2025
OR
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

There were 42,087,573 shares outstanding of the Registrant’s common stock as of May 5, 2025.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2025

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$431,007	$505,880
Accounts receivable, net of allowances of $7,501 and $8,148, respectively	517,863	660,223
Prepaid expenses and other current assets	123,449	105,966
Total current assets	1,072,319	1,272,069
Long-term investments	167,161	158,187
Property and equipment, net of accumulated depreciation of $389,984 and $361,710, respectively	198,338	197,216
Intangible assets, net	416,066	425,749
Goodwill	1,598,605	1,580,258
Deferred income taxes	7,500	7,487
Other assets	55,886	63,368
TOTAL ASSETS	$3,515,875	$3,704,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$463,518	$670,769
Income taxes payable, current	14,378	19,715
Deferred revenue, current	217,711	199,664
Other current liabilities	9,167	9,499
Total current liabilities	704,774	899,647
Long-term debt	864,829	864,282
Deferred revenue, noncurrent	5,645	5,504
Liability for uncertain tax positions	30,793	30,296
Deferred income taxes	44,473	46,018
Other noncurrent liabilities	43,996	47,705
TOTAL LIABILITIES	1,694,510	1,893,452
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 42,230,734 and 42,848,339 shares at March 31, 2025 and December 31, 2024, respectively	422	428
Additional paid-in capital	485,008	491,891
Retained earnings	1,406,715	1,401,034
Accumulated other comprehensive loss	(70,780)	(82,471)
TOTAL STOCKHOLDERS’ EQUITY	1,821,365	1,810,882
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,515,875	$3,704,334

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended March 31,
	2025	2024
Total revenues	$328,636	$314,485
Operating costs and expenses:
Direct costs	47,208	45,887
Sales and marketing	127,680	117,000
Research, development, and engineering	15,876	17,774
General, administrative, and other related costs	46,910	49,510
Depreciation and amortization	55,832	48,453
Total operating costs and expenses	293,506	278,624
Income from operations	35,130	35,861
Interest expense, net	(6,131)	(1,769)
Loss on sale of businesses	—	(3,780)
Loss on investments, net	—	(10,705)
Other loss, net	(2,803)	(104)
Income before income tax expense and income (loss) from equity method investment	26,196	19,503
Income tax expense	(8,587)	(8,231)
Income (loss) from equity method investment, net of tax	6,630	(645)
Net income	$24,239	$10,627

Net income per common share:
Basic	$0.57	$0.23
Diluted	$0.56	$0.23
Weighted average shares outstanding:
Basic	42,558,090	45,860,033
Diluted	44,167,069	45,955,365

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Net income	$24,239	$10,627
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	11,411	(6,530)
Change in fair value on available-for-sale investments, net of tax expense of $88 and tax benefit of $19 for the three months ended March 31, 2025 and 2024, respectively	280	(63)
Other comprehensive income (loss), net of tax	11,691	(6,593)
Comprehensive income	$35,930	$4,034

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$24,239	$10,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,832	48,453
Non-cash operating lease costs	2,034	2,770
Share-based compensation	9,752	8,872
Provision for credit losses on accounts receivable	160	50
Deferred income taxes, net	548	(2,709)
Loss on sale of businesses	—	3,780
Changes in fair value of contingent consideration	(1,803)	—
(Income) loss from equity method investments, net	(6,630)	645
Loss on investments, net	—	10,705
Other	912	1,278
Decrease (increase) in:
Accounts receivable	143,721	55,365
Prepaid expenses and other current assets	(17,709)	(9,423)
Other assets	7,252	(2,078)
Increase (decrease) in:
Accounts payable	(210,857)	(62,270)
Deferred revenue	18,493	15,169
Accrued liabilities and other current liabilities	(5,331)	(5,676)
Net cash provided by operating activities	20,613	75,558
Cash flows from investing activities:
Purchases of property and equipment	(25,619)	(28,129)
Acquisition of businesses, net of cash received	(39,198)	(44,524)
Proceeds from sale of businesses, net of cash divested	—	1,238
Other	(12)	(66)
Net cash used in investing activities	(64,829)	(71,481)
Cash flows from financing activities:
Repurchase of common stock	(34,900)	(3,923)
Deferred payments for acquisitions	—	(2,418)
Other	(106)	30
Net cash used in financing activities	(35,006)	(6,311)
Effect of exchange rate changes on cash and cash equivalents	4,349	(599)
Net change in cash and cash equivalents	(74,873)	(2,833)
Cash and cash equivalents at beginning of period	505,880	737,612
Cash and cash equivalents at end of period	$431,007	$734,779

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended March 31, 2025
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2025	42,848,339	$428	$491,891	$1,401,034	$(82,471)	$1,810,882
Net income	—	—	—	24,239	—	24,239
Other comprehensive income, net of tax expense of $88	—	—	—	—	11,691	11,691
Issuance of restricted stock, net	132,395	1	(7,832)	3,528	—	(4,303)
Repurchase and retirement of common stock	(750,000)	(7)	(8,693)	(22,203)	—	(30,903)
Share-based compensation	—	—	9,751	—	—	9,751
Other, net	—	—	(109)	117	—	8
Balance, March 31, 2025	42,230,734	$422	$485,008	$1,406,715	$(70,780)	$1,821,365

	Three months ended March 31, 2024
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2024	46,078,464	$461	$472,201	$1,491,956	$(71,620)	$1,892,998
Net income	—	—	—	10,627	—	10,627
Other comprehensive loss, inclusive of tax benefit of $19	—	—	—	—	(6,593)	(6,593)
Issuance of restricted stock, net	56,244	—	(5,152)	1,229	—	(3,923)
Share-based compensation	—	—	8,872	—	—	8,872
Other, net	—	—	5	26	—	31
Balance, March 31, 2024	46,134,708	$461	$475,926	$1,503,838	$(78,213)	$1,902,012

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
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025 and other filings with the SEC.
The results of operations for this interim period are not necessarily indicative of the operating results that may be expected for the full year or for any future period.
Description of Business
Ziff Davis is a vertically focused digital media and internet company whose portfolio includes leading brands in technology, shopping, gaming and entertainment, health and wellness, connectivity, cybersecurity, and martech. Our business specializes in the technology, shopping, gaming and entertainment, healthcare, and connectivity markets, offering content, tools, and services to consumers and businesses, and provides internet-delivered cloud-based services to consumers and businesses including cybersecurity, privacy, and marketing technology.
Reclassifications
Certain prior year reported amounts have been reclassified to conform to the 2025 presentation. For the three months ended March 31, 2024, the Company reclassified depreciation and amortization of $1.2 million and $47.3 million from ‘Direct costs’ and ‘General, administrative, and other related costs’, respectively, to ‘Depreciation and amortization’ to conform with current period presentation.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. For the three months ended March 31, 2025, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended December 31, 2024.
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Settlement receivables, net	$208,847	$296,553
Trade receivables, net	309,016	363,670
Accounts receivable, net	$517,863	$660,223
Settlement receivables, net represent amounts due from third parties that are collected by the Company and passed through to our customers, net of a fee earned by the Company, related to services provided in the facilitation of gift card processing and program management.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$140,909	$164,352
Settlement payables, net	252,706	408,747
Accrued employee related costs	27,356	55,800
Other accrued liabilities	42,547	41,870
Total Accounts payable and accrued expenses	$463,518	$670,769
Settlement payables, net represent amounts owed to our customers related to services provided in the facilitation of gift card processing and program management whereby, as part of our services we collect from third-parties and pass through payment to our customers, net of a fee earned by the Company.
Recent Accounting Pronouncements
Recently issued applicable accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the update require public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than 5% of the amount computed by multiplying pretax income by statutory income tax rate. The amendments also require that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid. The amendments eliminate some of the previously required disclosures for all entities relating to estimates of the change in unrecognized tax benefits reasonably possible within twelve months. The amendments in this update are effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This update will result in the required additional disclosures being included in our consolidated financial statements, once adopted.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expenses Disaggregation Disclosure (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The amendments in this update do not change the expense captions an entity presents on the face of the income statement; rather, they require disaggregation of certain expense captions into specified categories, including but not limited to purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statements - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This update will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

2.Revenues
The following describes the nature of the Company’s primary types of revenue.
Advertising and Performance Marketing
Advertising and performance marketing revenues are earned primarily from the delivery of advertising services and from marketing, performance marketing, and production services. Revenues from the delivery of advertising services are earned on websites and applications that are owned and operated by the Company and on those websites and applications that are part of the Company’s advertising network. Revenues are primarily earned by generating traffic to the Company’s websites, apps, and third-party platforms on which brands of the Company have a presence and monetize this traffic. The value provided to the customer is primarily derived from the provision of traffic the Company generates from its specific content within each vertical, as well as data obtained by the website or app traffic. Such revenues are generally recognized over the period in which the products or services are delivered.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The vast majority of the Company’s advertising and performance marketing revenue is recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC Topic 606, Revenue from Contracts with Customer (“ASC 606”). Revenues recognized on a gross basis are generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites, or on unaffiliated advertising networks; and (ii) through the Company’s lead-generation business. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party platforms. The Company also records revenue on a net basis with respect to the transfer of functional intellectual property through third-party gaming platforms and with respect to revenue earned from servicing client gift card programs.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended March 31,
	2025 (1)	2024 (1)
Technology & Shopping
Advertising and performance marketing	$79,476	$65,907
Subscription and licensing	2,178	1,695
Other	36	1,665
Total Technology & Shopping revenues	$81,690	$69,267

Gaming & Entertainment
Advertising and performance marketing	$24,371	$22,755
Subscription and licensing	13,646	13,885
Other	9	—
Total Gaming & Entertainment revenues	$38,026	$36,640

Health & Wellness
Advertising and performance marketing	$68,925	$64,447
Subscription and licensing	13,128	11,584
Other	3,733	3,947
Total Health & Wellness revenues	$85,786	$79,978

Connectivity
Advertising and performance marketing	$2,468	$2,969
Subscription and licensing	49,662	46,303
Other	3,690	3,876
Total Connectivity revenues	$55,820	$53,148

Cybersecurity & Martech
Subscription and licensing	$67,314	$75,452
Other	—	—
Total Cybersecurity & Martech revenues	$67,314	$75,452

Corporate	$—	$—
Total Revenues	$328,636	$314,485

(1)Amounts presented are net of inter-segment revenues.
The Company recorded $84.1 million and $74.1 million of revenue for the three months ended March 31, 2025 and 2024, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
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
The Company determines the transaction price based on the amount to which the Company expects to be entitled in exchange for services provided. The Company includes any fixed consideration within its contracts as part of the total

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
transaction price. The Company’s contracts occasionally contain variable consideration, such as commissions that are recognized in the period of the commissionable event. Payment terms vary by type and location of customers and the services offered. The time between invoicing and when payment is due is generally not significant. Due to the nature of the services provided, there are no obligations for returns.
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
Transaction Price Allocation to Future Performance Obligations
As of March 31, 2025, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $84.7 million and is expected to be recognized as follows: 51% by December 31, 2025, 34% by December 31, 2026, and 15% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the transaction price is a variable consideration that corresponds directly with the Company’s performance.

3.Business Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
2025 Acquisitions
The Company completed two immaterial acquisitions during the three months ended March 31, 2025, paying the purchase price in cash in each transaction. Total consideration for all businesses acquired in 2025 was $41.3 million, or $40.0 million, net of cash acquired.
Goodwill recognized associated with these acquisitions during the three months ended March 31, 2025 was $12.7 million, of which is $11.7 million is expected to be deductible for income tax purposes. Approximately $19.1 million of definite-lived intangibles were recorded in connection with the acquisition during the three months ended March 31, 2025, including $9.3 million of Customer relationships, net, $5.1 million of Trade names and trademarks, net, and $4.7 million of Other purchased intangibles, net. The initial accounting for 2025 acquisitions is incomplete due to the timing of available information and is subject to change. As of March 31, 2025, the Company has recorded provisional amounts for certain intangible assets (including customer relationships, trade names, and other purchased intangibles), preliminary acquisition date working capital, and related tax items.
The Condensed Consolidated Statement of Operations reflects the results of operations of the 2025 acquisitions since the date of each respective acquisition.
Net income contributed by these acquisitions was not separately identifiable due to the Company’s integration activities and is impracticable to provide.
2024 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2024, paying a purchase price in cash in each transaction: (a) a purchase of 100% of the equity interest in TDS Gift Cards (“TDS”), acquired on February 5, 2024, a digital gifting and branded payments platform, which is reported within our Technology & Shopping segment; (b) a purchase of 100% of the equity interest in CNET Media, Inc. and certain related entities (“CNET”), acquired on September 12, 2024, a digital medial publication platform, which is reported within our Technology & Shopping segment; and two other immaterial acquisitions. The acquisition of TDS expanded our ability to offer innovative shopping solutions to our merchant partners and broaden our capabilities to help facilitate commerce between consumers and some of the market’s most highly visible brands. The acquisition of CNET has allowed us to reach a wider audience that is attractive to advertisers in the technology space. Total consideration for all business acquired in 2024 was $364.9 million, or $218.9 million, net of cash acquired.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed for our 2024 acquisitions (in thousands):

	Valuation
	TDS	CNET (2)
Assets and Liabilities
Cash	$142,957	$—
Accounts receivable and other current assets (1)	171,290	16,904
Intangible assets	108,340	100,500
Goodwill (1)	81,248	36,363
Deferred tax asset, noncurrent	—	11,412
Other assets	203	655
Accounts payable and other current liabilities	(290,161)	(11,586)
Deferred tax liability, noncurrent	(25,442)	—
Other noncurrent liabilities	(847)	—
Total	$187,588	$154,248

(1)The fair value of the assets acquired includes accounts receivable of $170.7 million (including Settlement receivables, net of $166.8 million) related to TDS and $16.2 million related to CNET.
(2)During the three months ended March 31, 2025, we recorded a measurement period adjustment of $(1.2) million to Customer relationships, $0.7 million to Other purchased intangibles assets, $0.6 million to Accounts receivable and other current assets, $0.2 million to Accounts payable and other current liabilities, with corresponding adjustments to Goodwill.
The accompanying Condensed Consolidated Statements of Operations reflects the results of operations of the 2024 acquisitions since the date of each respective acquisition.

4.Investments
Investments consist of equity and debt securities.
Investment in equity securities
On October 7, 2021, we completed the separation of our cloud fax business (the “Separation”) into an independent publicly traded company. Following the Separation, the Company retained shares of publicly traded common stock of Consensus Cloud Solutions, Inc. (“Consensus”). During the second quarter of 2024, the Company sold its remaining 1,034,295 shares of Consensus in the open market. As of December 31, 2024, the Company did not hold any shares of the common stock of Consensus. The Company accounted for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses were recognized in earnings. For the three months ended March 31, 2024, losses of $10.7 million were recorded in the Condensed Consolidated Statement of Operations.
On July 31, 2023, the Company entered into an agreement to purchase $25.0 million of equity in Xyla, Inc. (“Xyla”) for a minority ownership stake. This minority investment was made in the form of cash and shares of the Company’s common stock. The Company accounts for its investment in Xyla as an equity investment without a readily determinable fair value measured under the measurement alternative in accordance with ASC Topic 321, Investments — Equity Securities. As of March 31, 2025 and December 31, 2024, the investment in Xyla had a carrying value of $25.3 million, including transaction costs, and is included in ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.

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
As of March 31, 2025, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $18.1 million, with a contractual maturity date that was more than one year but less than five years. As of December 31, 2024, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $17.8 million, with a contractual maturity date that was more than one year but less than five years. Cumulative gross unrealized gains on investment in corporate debt securities as of March 31, 2025 and December 31, 2024 were approximately $3.2 million and $2.8 million, respectively.
 There were no investments in an unrealized loss position as of March 31, 2025 and December 31, 2024.
During the three months ended March 31, 2025 and 2024, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
Equity method investment
On September 25, 2017, the Company entered into a commitment to invest in the OCV Fund I, LP (the “OCV Fund”). The Company recognizes its equity in the net earnings or losses relating to the investment in OCV Fund on a one-quarter lag due to the timing and availability of financial information from OCV Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
During the three months ended March 31, 2025 and 2024, the Company recognized income (loss) from the equity method investment of $6.6 million and $(0.6) million, net of tax expense (benefit), respectively. The income (loss) in the periods presented were primarily the result of gains and losses in the underlying investments.
As of March 31, 2025, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $123.6 million. As of December 31, 2024, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $115.0 million. These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
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
The fair value of the Company’s investment in Consensus common stock was determined using quoted market prices, which is Level 1 input. During the second quarter of 2024, the Company sold its remaining investments in Consensus common stock (see Note 4 - Investments).
The Company has an investment in a corporate debt security that does not have a readily determinable fair value because the acquired security is privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The investment in corporate debt securities is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt securities is determined primarily based on estimates and assumptions, including Level 3 inputs. As of March 31, 2025 and December 31, 2024, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 9% and 10%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of approximately six months to two years, depending on the probability scenario, as of March 31, 2025 and as of December 31, 2024.
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
As of March 31, 2025 and December 31, 2024, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2025	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$104,489	$—	$—	$104,489	$104,489
Long-term investments:
Investment in corporate debt securities	—	—	18,156	18,156	18,156
Total assets measured at fair value	$104,489	$—	$18,156	$122,645	$122,645

Liabilities:
Contingent consideration	$—	$—	$1,031	$1,031	$1,031
Total liabilities measured at fair value	$—	$—	$1,031	$1,031	$1,031

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

December 31, 2024	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$85,833	$—	$—	$85,833	$85,833
Long-term investments:
Investment in corporate debt securities	—	—	17,788	17,788	17,788
Total assets measured at fair value	$85,833	$—	$17,788	$103,621	$103,621

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three months ended March 31, 2025 and 2024, there were no transfers that occurred between levels.
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Three months ended March 31,
	2025		2024
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$2,834	$17,788	$2,834	$15,699
Fair value adjustments (1)	(1,803)	368	—	(82)
Balance as of March 31	$1,031	$18,156	$2,834	$15,617

(1)The fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2025. The fair value adjustments to the corporate debt securities in the table above were recorded in ‘Change in fair value on available-for-sale investments, net’ in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the three months ended March 31, 2025 and 2024.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$457,318	$416,334	$457,211	$420,935
1.75% Convertible Notes	$148,309	$140,256	$148,186	$139,976
3.625% Convertible Notes	$259,202	$244,727	$258,885	$259,200

6.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the three months ended March 31, 2025 are as follows (in thousands):

	Technology & Shopping	Gaming & Entertainment	Health & Wellness	Connectivity	Cybersecurity & Martech	Consolidated
Balance as of January 1, 2025	$322,057	$68,301	$403,056	$256,942	$529,902	$1,580,258
Goodwill acquired (Note 3)	—	11,743	945	—	—	12,688
Purchase accounting adjustments (1)	(244)	48	—	—	(115)	(311)
Foreign exchange translation	(6)	260	415	1,491	3,810	5,970
Balance as of March 31, 2025	$321,807	$80,352	$404,416	$258,433	$533,597	$1,598,605

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 3 — Business Acquisitions).
Goodwill as of each of March 31, 2025 and December 31, 2024 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment.
Intangible Assets Subject to Amortization
As of March 31, 2025, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$380,863	$230,311	$150,552
Customer relationships	846,617	638,012	208,605
Other purchased intangibles	427,073	370,164	56,909
Total	$1,654,553	$1,238,487	$416,066

As of December 31, 2024, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$375,449	$222,430	$153,019
Customer relationships	836,254	620,926	215,328
Other purchased intangibles	421,128	363,726	57,402
Total	$1,632,831	$1,207,082	$425,749

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Amortization expense, included in ‘Depreciation and amortization’ in our Condensed Consolidated Statements of Operations, was approximately $28.8 million and $26.3 million for the three months ended March 31, 2025 and 2024, respectively.

7.Debt
Long-term debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	149,109	149,109
3.625% Convertible Notes	263,147	263,147
Total Notes	872,294	872,294
Credit Agreement	—	—
Less: Unamortized discount	(5,333)	(5,676)
Deferred issuance costs (1)	(2,132)	(2,336)
Total long-term debt	$864,829	$864,282

(1)Includes $0.7 million and $0.7 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of March 31, 2025 and December 31, 2024, respectively, $0.8 million and $0.9 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of March 31, 2025 and December 31, 2024, respectively, and $0.7 million and $0.7 million of carrying amount of deferred issuance costs on the 3.625% Convertible Notes as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, the $149.1 million of principal of the 1.75% Convertible Notes will mature in 2026, $263.1 million of principal of the 3.625% Convertible Notes will mature in 2028, and $460.0 million of principal of the 4.625% Senior Notes will mature in 2030.
4.625% Senior Notes
On October 7, 2020, the Company completed the issuance and sale of $750.0 million aggregate principal amount of its 4.625% senior notes due 2030 (the “4.625% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Company received proceeds of $742.7 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The net proceeds were used to redeem all of its then outstanding 6.0% Senior Notes due in 2025 and, the remaining net proceeds were available for general corporate purposes which may include acquisitions and the repurchase or redemption of other outstanding indebtedness.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of March 31, 2025.
Cumulatively as of March 31, 2025, the Company repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes. There were no repurchases of 4.625% Senior Notes during the three months ended March 31, 2025 and March 31, 2024.
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
On July 16, 2024, the Company exchanged approximately $400.9 million in aggregate principal amount of its 1.75% Convertible Notes as part of the Exchange Transaction, as defined below. As of March 31, 2025, the remaining principal amount of the 1.75% Convertible Notes was $149.1 million.
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The 1.75% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of March 31, 2025 and December 31, 2024, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of March 31, 2025, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 1,398,391 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note indenture), in certain circumstances, the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event.
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
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended March 31,
	2025	2024
Contractual interest expense	$652	$2,406
Amortization of discount and deferred issuance costs	123	470
Total interest expense related to 1.75% Convertible Notes	$775	$2,876
3.625% Convertible Notes
On July 16, 2024, the Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes due 2028 (the “3.625% Convertible Notes”) and paid an aggregate of approximately $135.0 million in cash in exchange for approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes (collectively, the “Exchange Transaction”) pursuant to separate, privately negotiated exchange agreements with certain holders of the 1.75% Convertible Notes. The Exchange Transaction was accounted for as a debt modification, and accordingly, no gain or loss was recognized. In connection with the Exchange Transaction, the Company recognized an increase in the fair value of the conversion feature of the 3.625% Convertible Notes compared to the fair value of the conversion feature of the 1.75% Convertible Notes of $4.0 million, partially offset by an increase to deferred tax liabilities of $1.0 million, which is included in ‘Additional paid-in capital’ on the Condensed Consolidated Balance Sheets, and a corresponding reduction to the carrying value of the 3.625% Convertible Notes. The discount and deferred issuance costs are being amortized to interest expense through the maturity date, at an effective interest rate of 4.2%.
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
Holders may surrender their 3.625% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2027 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 3.625% Convertible Notes on each such applicable trading day; (ii) during the 5 business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 3.625% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after December 1, 2027, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, at an initial conversion rate of 10 shares of the Company’s common stock per $1,000 principal amount of 3.625% Convertible Notes. The Company will settle conversions of the 3.625% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of March 31, 2025 and December 31, 2024, the market trigger conditions did not meet the conversion requirements of the 3.625% Convertible Notes and, accordingly, the 3.625% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of March 31, 2025, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event.
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
The following table provides the components of interest expense related to the 3.625% Convertible Notes (in thousands):

Three months ended
March 31, 2025
Coupon interest expense	$2,385
Amortization of discount and debt issuance costs	317
Total interest expense related to 3.625% Convertible Notes	$2,702
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
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of March 31, 2025.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
As of each March 31, 2025 and December 31, 2024, availability under the Credit Agreement was $348.9 million, net of letters of credit.
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
Litigation
From time to time, the Company and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against the Company and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. The Company does not believe, based on current knowledge, that any such legal proceedings or claims, after giving effect to existing accrued liabilities, are likely to have a material adverse effect on the Company’s overall consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows in a particular period.
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
The Company established reserves for these matters of $23.5 million and $25.2 million as of March 31, 2025 and December 31, 2024, respectively, which are included in ‘Accounts payable and accrued expenses’ and ‘Other noncurrent liabilities’ on the Condensed Consolidated Balance Sheets. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results, however, as of March 31, 2025 any potential range of loss was not estimable.

9.Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 32.8% and 42.2% for the three months ended March 31, 2025 and 2024, respectively.
The Company’s effective tax rate for the three months ended March 31, 2025 was impacted by a discrete tax expense of $1.8 million related to the vesting of share-based compensation resulting in a tax shortfall.
The Company’s effective tax rate for the three months ended March 31, 2024 was impacted disproportionately by the recognition of a valuation allowance against a portion of its U.S. capital loss carryforwards, which resulted in a discrete tax charge of $3.2 million.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
As of March 31, 2025 and December 31, 2024, the Company had $30.8 million and $30.3 million, respectively, in liabilities for uncertain income tax positions on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits associated with uncertain tax positions are recognized in income tax expense in our Condensed Consolidated Statements of Operations.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheets. The Company’s prepaid taxes were $3.4 million and $6.4 million as of March 31, 2025 and December 31, 2024, respectively.

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
During the three months ended March 31, 2025 and 2024, the Company repurchased 750,000 and zero shares, respectively, under the 2020 Program at an aggregate cost of approximately $30.9 million and zero, respectively (including excise tax). Cumulatively as of March 31, 2025, 9,508,692 shares were repurchased under the 2020 Program, at an aggregate cost of $614.5 million including excise tax. As a result of the repurchases, the number of shares of the Company’s common stock available for repurchase as of March 31, 2025 was 5,491,308 shares.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three months ended March 31, 2025 and 2024, the Company purchased and retired 103,228 and 58,237 shares, respectively, at an aggregate cost of approximately $4.3 million and $3.9 million, respectively, from plan participants for this purpose.

11.Share-Based Compensation
The Company’s share-based compensation plans include the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), the 2015 Stock Option Plan (the “2015 Plan”), and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below. Collectively, the 2015 Plan and 2024 Plan are referred to herein as “Plans.” As of March 31, 2025, 435,135 shares underlying options and 2,143,996 shares of restricted stock units were outstanding under the Plans. As of March 31, 2025, there were 1,946,971 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2024 Plan.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Direct costs	$63	$61
Sales and marketing	986	758
Research, development, and engineering	790	1,090
General, administrative, and other related costs	7,913	6,963
Total share-based compensation expense	$9,752	$8,872

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board and senior staff pursuant to the Plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board, generally three or four years for senior staff (excluding market-based awards discussed below) and three to eight years for the Chief Executive Officer. The Company granted 641,935 and 347,275 shares of restricted stock units (excluding awards with market conditions below) (“RSUs”) during the three months ended March 31, 2025 and 2024, respectively.
The Company has awarded certain key employees equity classified market-based restricted stock (“PSAs”) and equity classified market-based restricted stock units (“PSUs”) pursuant to the Plans. PSAs and PSUs granted prior to 2024 have vesting conditions that are based on specific stock price targets of the Company’s common stock. PSUs granted in 2024 and 2025 vest in shares of the Company’s stock ranging from 0% to 200% of the award based on the Company’s attainment of a relative Total Shareholder Return (“TSR”) target compared to the TSR of all listed companies in the market index over the respective performance periods. Performance periods for the PSUs granted in 2025 are two and three years. In each of 2024 and 2025, market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company and all listed companies in a market index achieving the relative TSR targets.
Share-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
The per share weighted average grant-date fair value of PSUs granted during the three months ended March 31, 2025 and 2024 was $38.80 and $87.17, respectively.
The assumptions used in determining the weighted-average fair values of PSUs granted during the periods presented are as follows:

	Three months ended March 31,
	2025	2024
Underlying stock price at valuation date	$38.19	$66.88
Expected volatility	34.5%	32.9%
Risk-free interest rate	3.9%	4.3%

Restricted stock award (“RSA”) and PSA activity for the three months ended March 31, 2025 is set forth below:

	RSAs		PSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	54,829	$68.97	163,181	$36.27
Granted	—	$—	—	$—
Vested	(27,197)	$68.97	—	$—
Forfeited	—	$—	—	$—
Nonvested at March 31, 2025	27,632	$68.97	163,181	$36.27

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Restricted stock unit (“RSU”) and PSU activity for the three months ended March 31, 2025 is set forth below:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	652,227	$74.59	520,986	$82.73
Granted	641,935	$38.22	598,676	$38.80
Vested	(212,651)	$76.11	(22,972)	$78.73
Forfeited	(10,112)	$71.53	(24,093)	$79.35
Outstanding at March 31, 2025	1,071,399	$52.53	1,072,597	$58.19

(1)Represents the number of shares at 100% achievement.
As of March 31, 2025, the Company had unrecognized share-based compensation cost of approximately $88.3 million associated with these RSAs, PSAs, RSUs, and PSUs. This cost is expected to be recognized over a weighted-average period of 0.8 years for RSAs and PSAs and 2.4 years for RSUs and PSUs.
12.Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three months ended March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net loss per common share:
Net income	$24,239	$24,239	$10,627	$10,627
Less: Net loss available to participating securities	—	—	—	—
Plus: Convertible Notes interest expense (after-tax)	—	582	—	—
Net income available to the Company’s common shareholders	$24,239	$24,821	$10,627	$10,627
Denominator:
Basic weighted-average outstanding shares of common stock	42,558,090	42,558,090	45,860,033	45,860,033
Dilutive effect of:
Equity incentive plans	—	210,588	—	95,332
Convertible debt	—	1,398,391	—	—
Diluted weighted-average outstanding shares of common stock	42,558,090	44,167,069	45,860,033	45,955,365

Net income per share	$0.57	$0.56	$0.23	$0.23

For the three months ended March 31, 2025 and 2024, there were 390,266 and 846,160 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the average stock price during the 2025 and 2024 periods. For the three months ended March 31, 2025 and 2024, 2,631,470 and 5,158,071 shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation of convertible debt instruments.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
13.Segment Information
The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). As described in its Annual Report on Form 10-K for the year ended December 31, 2024, the Company has five operating segments which are now presented as the following five reportable segments: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, 4) Connectivity, and 5) Cybersecurity & Martech. Prior period segment information is presented on a comparable basis to conform to this new segment presentation with no effect on previously reported consolidated results.
The accounting policies of the reportable segments are the same as those described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies included in the Company’s Form 10-K for the year ended December 31, 2024. The CODM does not use Balance Sheet information in connection with operating and investment decisions and as such that information is not presented. The CODM does use capital expenditures by reportable segment in connection with operating and investment decisions.
Information on reportable segments revenues is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Revenue by reportable segment:
Technology & Shopping	$81,690	$69,267
Gaming & Entertainment	38,026	36,640
Health & Wellness	85,786	79,978
Connectivity	55,820	53,148
Cybersecurity & Martech	67,314	75,452
Total segment revenues	328,636	314,485
Corporate	—	—
Total revenues	$328,636	$314,485

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
•Professional and other third-party services include expenses for outside providers including freelancers, consultants, legal costs, and other professional services.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Significant reportable segment expenses are set forth in the tables below (in thousands):

	Three months ended March 31, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$33,949		$10,614		$25,641		$13,657		$17,216		$101,077
Cloud computing, software, and other related expenses	6,803		2,037		4,012		3,983		10,185		27,020
Advertising and marketing related expenses	12,308		2,068		9,019		1,562		4,773		29,730
Partner payments	944		6,739		9,879		211		5,725		23,498
Professional and other third-party services	5,698		1,089		2,074		4,572		4,488		17,921
Depreciation and amortization	22,405		2,618		12,928		7,380		10,387		55,718
Other	3,546	(1)	4,087	(2)	5,271	(3)	4,943	(4)	3,217	(5)	21,064
Total segment operating costs and expenses	85,653		29,252		68,824		36,308		55,991		276,028
Corporate (6)											17,478
Total operating costs and expenses											$293,506

	Three months ended March 31, 2024
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$28,965		$9,968		$28,306		$13,779		$19,326		$100,344
Cloud computing, software, and other related expenses	7,648		1,153		3,419		3,169		10,140		25,529
Advertising and marketing related expenses	10,687		1,520		9,456		1,462		5,299		28,424
Partner payments	2,428		5,938		8,110		190		4,957		21,623
Professional and other third-party services	4,778		1,122		2,023		3,110		4,121		15,154
Depreciation and amortization	17,914		2,392		13,399		7,001		7,741		48,447
Other	3,481	(1)	4,032	(2)	6,666	(3)	5,079	(4)	4,440	(5)	23,698
Total segment operating costs and expenses	75,901		26,125		71,379		33,790		56,024		263,219
Corporate (6)											15,405
Total operating costs and expenses											$278,624

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(1)Other Technology & Shopping operating costs and expenses consist primarily of credit card processing fees, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, contingent consideration changes, and certain allocated overhead expenses.
(2)Other Gaming & Entertainment operating costs and expenses consist primarily of credit card processing fees, inventory-related costs, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, contingent consideration changes, and certain allocated overhead expenses.
(3)Other Health & Wellness operating costs and expenses consist primarily of app-store fees, credit card processing fees, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, contingent consideration changes, and certain allocated overhead expenses.
(4)Other Connectivity operating costs and expenses consist primarily of inventory-related costs, credit card processing fees, inventory related costs, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, contingent consideration changes, and certain allocated overhead expenses.
(5)Other Cybersecurity & Martech operating costs and expenses consist primarily of credit card processing fees, telecommunication backbone costs, travel and entertainment costs, office expenses, bad debt expense, contingent consideration changes, and certain allocated overhead expenses.
(6)Corporate includes costs associated with general, administrative, and other expenses (including some depreciation and amortization) that are managed on a global basis and that are not directly attributed to any particular segment.

Information on (loss) income from operations is set forth in the table below (in thousands).

	Three months ended March 31,
	2025	2024
(Loss) income from operations by reportable segment:
Technology & Shopping	(3,963)	(6,634)
Gaming & Entertainment	8,774	10,515
Health & Wellness	16,962	8,599
Connectivity	19,512	19,358
Cybersecurity & Martech	11,323	19,428
Total segment operating income	52,608	51,266
Corporate (1)	(17,478)	(15,405)
Income from operations	$35,130	$35,861

(1)Corporate includes costs associated with general, administrative, and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.

Information on capital expenditures is set forth in the table below (in thousands).

	Three months ended March 31,
	2025	2024
Capital expenditures:
Technology & Shopping	$3,606	$3,648
Gaming & Entertainment	1,737	2,257
Health & Wellness	9,376	8,483
Connectivity	5,235	6,843
Cybersecurity & Martech	5,485	6,918
Total from reportable segments	25,439	28,149
Corporate	180	(20)
Total capital expenditures	$25,619	$28,129

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Non-cash financing activity:
Excise tax on share repurchases	$196	$—

Supplemental data (in thousands):

	Three months ended March 31,
	2025	2024
Interest paid	$5,962	$—
Income taxes paid, net of refunds	$8,717	$6,511

15.Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive income (loss) income, net of tax, for the three months ended March 31, 2025 (in thousands):

	Unrealized Gains on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2025	$2,112	$(84,583)	$(82,471)
Other comprehensive income, net of tax	280	11,411	11,691
Balance as of March 31, 2025	$2,392	$(73,172)	$(70,780)
There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024, respectively.

16.     Subsequent Events
On July 31, 2023, the Company entered into an agreement to purchase $25.0 million of equity of OpenEvidence (formerly known as Xyla), an artificial intelligence company, for a minority ownership stake. This minority investment was made in the form of cash and 186,102 shares of the Company’s common stock. On April 24, 2025, we sold our minority interest in OpenEvidence for approximately $30 million in a combination of cash and the majority of the shares of our Common Stock that were issued in the initial transaction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
In addition to historical information, certain statements included in this Quarterly Report on Form 10-Q may be forward-looking statements, including statements regarding the intent, belief or current expectations of the Company. These statements may include those concerning our possible or assumed future results of operations, business, strategy and current and future acquisitions, as well as the assumptions on which such statements are based. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements generally are identified by use of the words “anticipates,” “believes,” “estimates,” “hopes,” “may,” “will,” “seeks,” “protects,” “potential,” “predicts,” “expects,” “plans,” “intends,” “would,” “could,” “should,” or similar expressions, although not all forward-looking statements contain these identifying words. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (together, the “Risk Factors”), the factors discussed in Part I, Item 3 in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”, and any risks and uncertainties identified in our other filings with the SEC, as such risks, uncertainties and other important factors may be updated from time to time in our subsequent reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions and speak only as of the date they are made. We undertake no obligation to revise, update or publicly release the results of any revision to these forward-looking statements to reflect changed assumptions, new information or the occurrence of unanticipated events, unless required by law.
Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:
◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, including the possibility of an economic downturn or recession, global conflicts, continuing inflation, elevated interest rates, supply chain disruptions, increased tariffs and trade protection measures, and other factors and their related impacts on customer acquisition and retention rates, customer usage levels, and credit and debit card payment declines;
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
Segments
As described in our Annual Report on Form 10-K for the year ended December 31, 2024, the Company has five operating segments which are now presented as the following five reportable segments: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, 4) Connectivity, and 5) Cybersecurity & Martech. Prior period segment information is presented on a comparable basis to conform to this new segment presentation with no effect on previously reported consolidated results. Refer to Note 13 — Segment Information for additional detail.
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
Revenues from customers classified by revenue source are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Technology & Shopping
Advertising and performance marketing	$79,476	$65,907
Subscription and licensing	2,178	1,695
Other	36	1,665
Total Technology & Shopping revenues	$81,690	$69,267

Gaming & Entertainment
Advertising and performance marketing	$24,371	$22,755
Subscription and licensing	13,646	13,885
Other	9	—
Total Gaming & Entertainment revenues	$38,026	$36,640

Health & Wellness
Advertising and performance marketing	$68,925	$64,447
Subscription and licensing	13,128	11,584
Other	3,733	3,947
Total Health & Wellness revenues	$85,786	$79,978

Connectivity
Advertising and performance marketing	$2,468	$2,969
Subscription and licensing	49,662	46,303
Other	3,690	3,876
Total Connectivity revenues	$55,820	$53,148

Cybersecurity & Martech
Subscription and licensing	$67,314	$75,452
Other	—	—
Total Cybersecurity & Martech revenues	$67,314	$75,452

Corporate	$—	$—
Total Revenues	$328,636	$314,485
Performance Metrics
We use certain metrics to generally assess the operational and financial performance of our businesses. These metrics are described in further detail below and are used by management in managing or monitoring the performance of each reportable segment when the respective revenue category is significant to the revenues of the reportable segment overall. For advertising and performance marketing revenues, these metrics are used for the Technology & Shopping, Gaming &

Entertainment, and Health & Wellness reportable segments. For subscription and licensing revenues, these metrics are used for the Gaming & Entertainment, Health & Wellness, Connectivity, and Cybersecurity & Martech reportable segments. Since all revenue is not reflected in these metrics, management does not use these metrics on a consolidated basis to evaluate performance, but rather uses them on a reportable segment basis as shown further below.
Advertising and Performance Marketing - For our advertising and performance marketing revenues, management has identified net advertising and performance marketing revenue retention, the number of customers, and quarterly revenue per customer as relevant to investors’ and others’ assessment of our financial condition and results of operations. Net advertising and performance marketing revenue retention is an indicator of our ability to retain the spend of our existing advertisers year over year, which we view as a reflection of the effectiveness of our advertising and performance marketing platforms. Similarly, we monitor the number of our customers and the revenue per customer, as defined below, as these metrics provide further details related to our reported revenue and contribute to certain of our business planning decisions.
The following table sets forth certain key operating metrics for the advertising and performance marketing revenues based on the reportable segment for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
Technology & Shopping
Net advertising and performance marketing revenue retention (1)	90.0%	91.0%
Customers (2)	573	575
Quarterly revenue per customer (3)	$138,701	$114,621

Gaming & Entertainment
Net advertising and performance marketing revenue retention (1)	92.2%	89.0%
Customers (2)	311	318
Quarterly revenue per customer (3)	$78,362	$71,561

Health & Wellness
Net advertising and performance marketing revenue retention (1)	94.9%	94.0%
Customers (2)	703	794
Quarterly revenue per customer (3)	$94,652	$79,629

(1)    Net advertising and performance marketing revenue retention equals (i) the trailing twelve months revenues recognized related to prior year customers in the current year period (excluding revenues from acquisitions during the stub period) divided by (ii) the trailing twelve months revenues recognized related to prior year customers in the prior year period (excluding revenues from acquisitions during the stub period). This excludes customers that generated less than $10,000 of revenues in the measurement period.
(2)    Excludes customers that generated less than $2,500 in the quarter.
(3) Represents total gross quarterly advertising and performance marketing revenues divided by customers as defined in footnote (2).

Subscription and Licensing - For our subscription and licensing revenues, management has identified the number of customers and average quarterly revenue per customer as relevant to investors’ and others’ assessment of our financial condition and results of operations. We believe that the number of customers that we serve is an indicator of our customer retention and growth. We believe the average monthly revenue per customer provides insights that contribute to certain of our business planning decisions. Beginning in the first quarter of 2025, management no longer uses Subscription and Licensing churn rate in its assessment of broad performance of each reportable segment. Management no longer analyzes churn rate broadly because it believes that the number of total customers is a more meaningful reportable segment level metric due to the impact of expiring licenses on the metric. Additionally, due to the nature of certain of the Company’s services, changes in our customer base are expected and do not have significant financial implications to the Company as the Company generally does not have significant upfront customer acquisition costs for these customers.

The following table sets forth certain key operating metrics for subscription and licensing revenues based on the reportable segment for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
Gaming & Entertainment
Customers (1)(2)	531,000	451,000
Average quarterly revenue per customer (2)(3)	$25.68	$30.76

Health & Wellness
Customers (1)(2)	1,820,000	1,564,000
Average quarterly revenue per customer (2)(3)	$7.20	$7.41

Connectivity
Customers (1)(2)	25,000	24,000
Average quarterly revenue per customer (2)(3)	$2,013	$1,949

Cybersecurity & Martech
Customers (1)(4)	1,250,000	1,306,000
Average quarterly revenue per customer (3)	$53.85	$57.79

(1)    Represents the quarterly average of the end of month customer counts (rounded).
(2) The metric includes the sale of perpetual software licenses, when applicable, revenue for which is recorded at a point-in time rather than over-time.
(3)    Represents quarterly gross subscription and licensing revenues divided by customers as defined in footnote (1).
(4)    Resellers within Cybersecurity & Martech segment are counted as one customer when there is not visibility into the number of underlying customers served by the reseller.

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2024 Annual Report on Form 10-K filed with the SEC on February 25, 2025. During the three months ended March 31, 2025, there were no significant changes in our critical accounting policies and estimates. See Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company.
The Company tests goodwill for impairment annually or more frequently if the Company believes indicators of impairment exist. The Company assessed current economic indicators, including changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. In its analysis, the Company considered that as of March 31, 2025, the Company’s stock price per common share was at a historically low level. The Company does not believe that this recent stock price decline, nor any other factors in its analysis noted above, constituted a triggering event during the first quarter of 2025. However, if the Company’s stock price does not recover in a reasonable amount of time, it may constitute a triggering event that could cause the Company to assess impairment in the future. Following impairments at two reporting units within the Technology & Shopping reportable segment during the year ended December 31, 2024, there was no excess of fair value over the carrying value at those reporting units. So any further decrease in estimated fair value of these two reporting units greater than any decrease in the carrying value will result in an additional impairment charge to goodwill. Goodwill for these two reporting units was $321.8 million as of March 31, 2025. There were no other reporting units with less than 10% excess fair value over carrying value as of the most recent evaluation that may be at risk of impairment as of March 31, 2025. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

Results of Operations for the Three Months Ended March 31, 2025
The main focus of our Technology & Shopping, Gaming & Entertainment, and Health & Wellness platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and applications and those included within our advertising networks, and improve the effectiveness of our content as well as our subscription services and licenses.
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
We are monitoring ongoing developments surrounding international trade and the macroeconomic environment. As a result of volatility in international trade and financial markets, we may experience direct and/or indirect effects on our business, operations, and financial results. Our past results may not be indicative of our future performance, and our financial results may differ materially from historical trends.
Revenues

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2025	2024
Revenues	$328,636	$314,485	4.5%
Our revenues consist of revenues from (i) advertising and performance marketing revenues, which are earned from the delivery of advertising services, marketing, performance marketing, and production services, and (ii) subscription and licensing revenues, which are earned through the granting of access to, or delivery of, certain data products or services to customers, usage-based fees, and by reselling various third-party solutions, primarily through the email security line of the Company. Subscription and licensing revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.
Our revenues increased during the three months ended March 31, 2025 compared to the prior period primarily due to a $19.2 million increase in advertising and performance marketing revenue driven primarily by an increase of $13.6 million in our Technology & Shopping reportable segment and a $4.5 million increase in our Health & Wellness reportable segment. Subscription and licensing revenues decreased $3.0 million due primarily to a decrease of $8.1 million in our Cybersecurity & Martech reportable segment, partially offset by an increase of $3.4 million in our Connectivity reportable segment and an increase of $1.5 million in our Health & Wellness reportable segment.

Direct costs

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2025	2024
Direct costs	$47,208	$45,887	2.9%
As a percent of revenues	14.4%	14.6%
Direct costs represent the Company’s cost of revenue and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, and processing fees. The increase in direct costs for the three months ended March 31, 2025 compared to the prior period was primarily due to a $1.1 million increase in professional and third-party services.
Sales and Marketing

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2025	2024
Sales and marketing	$127,680	$117,000	9.1%
As a percent of revenues	38.9%	37.2%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing expenses during the three months ended March 31, 2025 compared to the prior period was primarily due to a $6.4 million increase in salaries, benefits, and other employee expenses, a $2.5 million increase in partner payments, and a $1.7 million increase in other marketing expenses.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2025	2024
Research, development, and engineering	$15,876	$17,774	(10.7)%
As a percent of revenues	4.8%	5.7%
Research, development, and engineering costs consist primarily of salaries, benefits, and other employee expenses. The decrease in research, development, and engineering costs for the three months ended March 31, 2025, compared to the prior period was primarily due to a $2.3 million decrease in salaries, benefits, and other employee expenses, a $0.5 million increase in a professional and other third-party services, partially offset by a $1.1 million increase in cloud computing, software, and other related expenses.
General, Administrative, and Other Related Costs

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2025	2024
General, administrative, and other related costs	$46,910	$49,510	(5.3)%
As a percent of revenues	14.3%	15.7%
General, administrative, and other related costs consist primarily of salaries, benefits, and other employee expenses including share-based compensation and severance, changes in the fair value associated with contingent consideration, bad debt expense, professional fees, and insurance costs. The decrease in general, administrative, and other related costs for the three months ended March 31, 2025 compared to the prior period was primarily due to a $1.8 million decrease in the fair value of contingent consideration estimate, a $1.3 million decrease in office expenses, partially offset by a $0.8 million increase in cloud computing, software, and other related expenses.

Depreciation and Amortization

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2025	2024
Depreciation and amortization	$55,832	$48,453	15.2%
As a percent of revenues	17.0%	15.4%
Depreciation and amortization costs consist of depreciation related to property and equipment, including internally developed software, as well as amortization of intangible assets recorded in connection with business acquisitions, and other intangible assets of the Company. The increase in depreciation and amortization for the three months ended March 31, 2025 compared to the prior period was primarily due to an increase of $6.5 million in depreciation and amortization expense as capitalized software was placed in service and as a result of new intangible assets acquired during 2024 in business combinations.
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,		Percentage Change
	2025	2024
Interest expense, net	$(6,131)	$(1,769)	246.6%
Loss on sale of businesses	—	(3,780)	(100.0)%
Loss on investments, net	—	(10,705)	(100.0)%
Other loss, net	(2,803)	(104)	NM
Total non-operating expense	$(8,934)	$(16,358)	(45.4)%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net increased during the three months ended March 31, 2025 compared to the prior period primarily due to lower interest income on investments due to a decline in cash equivalents.
Loss on sale of businesses. Loss on sale of businesses during the three months ended March 31, 2024 represents the loss on disposal of an international business in the Technology & Shopping reportable segment.
Loss on investments, net. Loss on investments, net is generated from realized and unrealized gains or losses from investments in equity and debt securities. Loss on investment, net recorded in during the three months ended March 31, 2024 included the change in in the fair value of the Company’s investment in Consensus common stock prior to the disposition of the investment during the second quarter of 2024.
Other loss, net. Other loss, net is generated primarily from miscellaneous items and gains or losses on foreign currency. The change was primarily attributable to changes in gains or losses on foreign currency.
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
Provision for income taxes amounted to income tax expense of $8.6 million and $8.2 million for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate was 32.8% and 42.2% for the three months ended March 31, 2025 and 2024, respectively.

The change in our effective income tax rate for the three months ended March 31, 2025 compared to the prior period was primarily attributable to the following:
1.a decrease in our effective income tax rate due to a valuation allowance against a portion of our U.S. capital loss carryforwards, which resulted in a discrete tax charge recognized during the three months ended March 31, 2024 of $3.2 million with no similar event during the three months ended March 31, 2025; partially offset by
2.an increase in our effective income tax rate due to an increase in the discrete tax charge related to the vesting of share-based compensation resulting in a $1.3 million greater tax shortfall period over period.
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
Income from equity method investment was $6.6 million, net of income tax, for the three months ended March 31, 2025 compared to loss from equity method investment of $0.6 million, net of income tax, for the three months ended March 31, 2024. The increase in income from equity method investment, net during the three months ended March 31, 2025 compared to the prior period was primarily due to an increase in the value of the underlying investment.
Segment Results
Our businesses are based on the organizational structure used by management for making operating and investment decisions and for assessing performance: (i) Technology & Shopping, (ii) Gaming & Entertainment, (iii) Health & Wellness, (iv) Connectivity, and (v) Cybersecurity & Martech. Reportable segment results presented below are exclusive of inter-segment revenues and expenses.
Technology & Shopping
The financial results are presented as follows (in thousands):

	Three months ended March 31,		Percentage Change
	2025	2024
Revenues	$81,690	$69,267	17.9%
Operating costs and expenses	85,653	75,901	12.8%
Operating loss	$(3,963)	$(6,634)	(40.3)%
Technology & Shopping’s revenues of $81.7 million during the three months ended March 31, 2025 increased $12.4 million compared to the prior period primarily due to an increase in advertising and performance marketing revenues of $13.6 million primarily driven by an increase of $11.2 million related to an acquisition in the technology business during 2024 and an increase of $0.5 million in subscription and licensing revenues, partially offset by a decline of $1.7 million in other revenues.
Technology & Shopping’s operating costs and expenses of $85.7 million during the three months ended March 31, 2025 increased $9.8 million compared to the prior period primarily due to a $5.0 million increase in salaries, benefits, and other employee expenses and a $4.5 million increase in depreciation and amortization, driven by acquisitions during 2024.
As a result of these factors, Technology & Shopping’s operating loss of $4.0 million during the three months ended March 31, 2025 decreased $2.7 million compared to the prior period.

Gaming & Entertainment
The financial results are presented as follows (in thousands):

	Three months ended March 31,		Percentage Change
	2025	2024
Revenues	$38,026	$36,640	3.8%
Operating costs and expenses	29,252	26,125	12.0%
Operating income	$8,774	$10,515	(16.6)%
Gaming & Entertainment’s revenues of $38.0 million during the three months ended March 31, 2025 increased $1.4 million compared to the prior period primarily due to an increase in advertising and performance marketing revenues of $1.6 million primarily driven by an acquisition during 2024, partially offset by a decrease of $0.2 million in subscription and licensing revenues.
Gaming & Entertainment’s operating costs and expenses of $29.3 million during the three months ended March 31, 2025 increased $3.1 million compared to the prior period primarily due to an increase in cloud computing, software, and other related expenses of approximately $0.9 million, an increase in partner payments of approximately $0.8 million, and an increase in salaries, benefits, and other employee expenses of approximately $0.6 million.
As a result of these factors, Gaming & Entertainment’s operating income of $8.8 million during the three months ended March 31, 2025 decreased $1.7 million compared to the prior period.
Health & Wellness
The financial results are presented as follows (in thousands):

	Three months ended March 31,		Percentage Change
	2025	2024
Revenues	$85,786	$79,978	7.3%
Operating costs and expenses	68,824	71,379	(3.6)%
Operating income	$16,962	$8,599	97.3%
Health & Wellness’s revenues of $85.8 million during the three months ended March 31, 2025 increased $5.8 million compared to the prior period primarily due to an increase in advertising and performance marketing revenues of $4.5 million, driven by an increase in the Health & Wellness Consumer business due in part to an acquisition in 2025, and an increase in subscription and licensing revenues of $1.5 million.
Health & Wellness’s operating costs and expenses of $68.8 million during the three months ended March 31, 2025 decreased $2.6 million compared to the prior period primarily due to a decrease of $2.7 million in salaries, benefits, and other employee expenses, partially offset by a $1.8 million increase in partner payments.
As a result of these factors, Health & Wellness’s operating income of $17.0 million during the three months ended March 31, 2025 increased $8.4 million compared to the prior period.
Connectivity
The financial results are presented as follows (in thousands):

	Three months ended March 31,		Percentage Change
	2025	2024
Revenues	$55,820	$53,148	5.0%
Operating costs and expenses	36,308	33,790	7.5%
Operating income	$19,512	$19,358	0.8%
Connectivity’s revenues of $55.8 million during the three months ended March 31, 2025 increased $2.7 million compared to the prior period primarily due to an increase of $3.4 million in subscription and licensing revenues driven primarily by a $3.3 million increase in our revenues from network performance services, partially offset by a decline of $0.5 million in advertising and performance marketing revenues and a decline of $0.2 million in other revenues.

Connectivity’s operating costs and expenses of $36.3 million during the three months ended March 31, 2025 increased $2.5 million compared to the prior period primarily due to a $1.5 million increase in expense from professional and third-party services and a $0.8 million increase in cloud computing, software, and other related expenses.
As a result of these factors, Connectivity’s operating income of $19.5 million during the three months ended March 31, 2025 increased $0.2 million compared to the prior period.
Cybersecurity & Martech
The financial results are presented as follows (in thousands):

	Three months ended March 31,		Percentage Change
	2025	2024
Revenues	$67,314	$75,452	(10.8)%
Operating costs and expenses	55,991	56,024	(0.1)%
Operating income	$11,323	$19,428	(41.7)%
Cybersecurity & Martech’s revenues of $67.3 million during the three months ended March 31, 2025 decreased $8.1 million compared to the prior period primarily due to a $6.1 million decrease in subscription and licensing revenue within the Company’s cybersecurity business.
Cybersecurity & Martech‘s operating costs and expenses of $56.0 million during the three months ended March 31, 2025 remained flat compared to the prior period. During the three months ended March 31, 2025, depreciation and amortization expense increased by $2.6 million and was partially offset by a $2.1 million decrease in salaries, benefits, and other employees expenses.
As a result of these factors, Cybersecurity & Martech’s operating income of $11.3 million during the three months ended March 31, 2025 decreased $8.1 million compared to the prior period.
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
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$431,007	$505,880
Long-term investments	167,161	158,187
Cash, cash equivalents and investments	$598,168	$664,067
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash, cash equivalents, and investments held in domestic jurisdiction	$517,649	$581,315
Cash, cash equivalents, and investments held in foreign jurisdiction	80,519	82,752
Cash, cash equivalents, and investments	$598,168	$664,067
For information on long-term investments of the Company, refer to Note 4 — Investments in Part I Item 1 of this Quarterly Report on Form 10-Q for further details.

Financings
On June 18, 2024, the Company entered into a New Lender Joinder Agreement and Eighth Amendment (the “Joinder and Amendment”) to the Credit Agreement. The Joinder and Amendment provides for, among other things, (i) an increase in the Aggregate Revolving Loan Commitment by an aggregate principal amount of $250.0 million for a total of $350.0 million, (ii) an extension of the scheduled maturity date from April 7, 2026 to the earlier of (x) June 18, 2027 or (y) under certain limited circumstances, August 2, 2026, (iii) a “credit spread adjustment” for SOFR-based borrowings of 0.10% across all interest periods, (iv) the inclusion of limited conditionality borrowing mechanics with respect to certain borrowings, and (v) certain other related amendments.
As of each March 31, 2025 and December 31, 2024, net availability under the Credit Agreement was $348.9 million, net of letters of credit.
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
Material Cash Requirements
Ziff Davis’ long-term contractual obligations generally include its long-term debt as described above, interest on long-term debt, lease payments on its property and equipment, and holdback amounts in connection with certain business acquisitions. These long-term contractual obligations extend through 2031. Refer to Note 7 – Debt and Note 3 — Business Acquisition to the Notes to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.
As of March 31, 2025, we and our subsidiaries had outstanding $864.8 million in aggregate principal amount of indebtedness. As of March 31, 2025, our total future minimum lease payments were $35.3 million of which approximately $10.2 million future minimum lease payments are due in the succeeding twelve months. As of March 31, 2025, our liability for uncertain tax positions was $30.8 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and share repurchases, if any, for at least the next 12 months.
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities (in thousands):

	Three months ended March 31,		Change
	2025	2024
Net cash provided by operating activities	$20,613	$75,558	$(54,945)
Net cash used in investing activities	$(64,829)	$(71,481)	$6,652
Net cash used in financing activities	$(35,006)	$(6,311)	$(28,695)

Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $54.9 million decrease in net cash provided by operating activities during the three months ended March 31, 2025 compared to the prior period was primarily related to the significant working capital usage by TDS Gift Cards (“TDS”), which has a seasonally low level of activity and free cash flow during the first quarter. The decrease in net cash provided by operating activities includes the activities of TDS, which had a negative impact of $(84.0) million during the first quarter of 2025.
Investing Activities
The $6.7 million decrease in net cash used in investing activities during the three months ended March 31, 2025 compared to the prior period was primarily related to lower cash used on business acquisitions during the three months ended March 31, 2025 compared to the 2024 period as well as the lower capital expenditures.
Financing Activities
The $28.7 million increase in net cash used in financing activities during the three months ended March 31, 2025 compared to the prior period was primarily related to increased share repurchases.
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
A summary of share repurchases under the 2020 Program during the three months ended March 31, 2025 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of March 31, 2025
750,000	$30,904	5,491,308

(1)Includes the impact of excise taxes.
Cumulatively as of March 31, 2025, 9,508,692 shares have been repurchased under the 2020 Program, at an aggregate cost of $614.5 million (including excise tax). These shares were subsequently retired. Refer to Note 10 – Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2025, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of March 31, 2025 and December 31, 2024, we had $431.0 million and $505.9 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of March 31, 2025, the carrying value and the fair value of our fixed rate debt was $864.8 million and $801.3 million, respectively. Our fixed rate debt matures as follows: $149.1 million in 2026, $263.1 million in 2028, and $460.0 million in 2030. Interest rates have risen since certain of these sources of financing were obtained. Thus, we may not be able to refinance this fixed rate debt at similar or favorable rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during the three months ended March 31, 2025, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 5 — Fair Value Measurements and Note 7 — Debt to the Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
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
During the three months ended March 31, 2025 and 2024, foreign exchange losses amounted to $2.9 million and zero, respectively.
Cumulative translation adjustments, net of tax, included in Other comprehensive income (loss), net for the three months ended March 31, 2025 and 2024 were $11.4 million and $(6.5) million, respectively, respectively.
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
As of March 31, 2025, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings
See discussion of legal proceedings in Note 8 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors
There has not been a material change in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Cumulatively as of March 31, 2025, 9,508,692 shares were repurchased under the 2020 Program, at an aggregate cost of $614.5 million (including excise tax).
As a result of the Company’s share repurchases, as of March 31, 2025, the number of shares of the Company’s common stock available for purchase under the 2020 Program was 5,491,308 shares.
The following table details the repurchases that were made under the 2020 Program and those made outside the 2020 Program (consisting of shares surrendered to satisfy tax withholding obligations for the vesting of restricted stock issued to employees), on a trade date basis, during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (3)
January 1, 2025 - January 31, 2025	14,589	$50.34	—	6,241,308
February 1, 2025 - February 28, 2025	—	$—	—	6,241,308
March 1, 2025 - March 31, 2025	838,639	$40.67	750,000	5,491,308
Total	853,228		750,000	5,491,308

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

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1trading arrangements (as defined in Item 408(c) of Regulation S-K).
Amendments to Existing Restricted Stock Units and Performance Stock Units
On May 7, 2025, the Board of Directors of the Company (the “Board”) approved amendments to outstanding restricted stock unit (“RSU”) agreements (the “RSU Amendments”) and performance-based restricted stock unit (“PSU”) agreements (“PSU Amendments”) under the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) and the 2015 Ziff Davis, Inc. Stock Option Plan (“2015 Plan”). The RSU Amendments and PSU Amendments provide that for every dividend paid with respect to the shares of the Company’s common stock (“Shares”) underlying a holder’s existing RSUs or PSUs, as applicable, such RSUs or PSUs will accrue dividend equivalents (“Dividend Equivalent Rights”), subject to the vesting, settlement, clawback, and other conditions applicable to the Shares underlying the RSUs or PSUs, as applicable. Dividend Equivalent Rights represent the right to receive a cash amount equal to the value of all cash dividends declared and paid in respect of one Share underlying one RSU or PSU, as applicable, commencing on the grant date of the applicable RSU or PSU and ending on the date that such RSU or PSU is settled pursuant to the RSU or PSU agreement.
The Company does not have any current plan or intention to declare dividends in the foreseeable future.
The Company is communicating the RSU Amendments and PSU Amendments to existing RSU and PSU holders through the form of notice (the “Notice”). The foregoing description of the Notice does not purport to be complete and is qualified in its entirety by reference to the Notice, which is filed herewith as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference.
New Forms of Restricted Stock Unit Agreement and Performance Stock Unit Agreement
On May 7, 2025, the Board approved a new form of RSU agreement for employees and members of the Board and PSU agreement for employees, in each case, to be used in connection with grants under the 2024 Plan. The new forms of RSU and PSU award agreements are substantially similar to the prior award agreements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, but will now provide for the Dividend Equivalent Rights described above.
The foregoing description of the forms of RSU agreement and PSU agreement does not purport to be complete and is qualified in its entirety by reference to the text of the forms of agreements, which are filed herewith as Exhibits 10.2 and 10.3 to this Form 10-Q and incorporated herein by reference.

Item 6.Exhibits

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

3.4	Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Ziff Davis’ Annual Report on Form 10-K filed on February 26, 2024. (File No. 0-25965))
10.1*	Form of Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance Stock Units
10.2*	Restricted Stock Unit Agreement pursuant to Ziff Davis, Inc. 2024 Equity Incentive Plan
10.3*	Performance-Based Restricted Stock Unit Agreement pursuant to Ziff Davis, Inc. 2024 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS, INC.
(registrant)

Date:	May 9, 2025	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	May 9, 2025	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2025	By:	/s/ LORI TANSLEY
Lori Tansley
Chief Accounting Officer
(Principal Accounting Officer)