Form 10-Q
period 2025-06-30
ZIFF DAVIS, INC.
filed 2025-08-07
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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

There were 41,002,903 shares outstanding of the Registrant’s common stock as of August 1, 2025.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2025

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$457,259	$505,880
Accounts receivable, net of allowances of $7,919 and $8,148, respectively	523,008	660,223
Prepaid expenses and other current assets	122,204	105,966
Total current assets	1,102,471	1,272,069
Long-term investments	139,812	158,187
Property and equipment, net of accumulated depreciation of $419,265 and $361,710, respectively	204,243	197,216
Intangible assets, net	397,626	425,749
Goodwill	1,619,482	1,580,258
Deferred income taxes	7,510	7,487
Other assets	48,266	63,368
TOTAL ASSETS	$3,519,410	$3,704,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$474,189	$670,769
Income taxes payable, current	—	19,715
Deferred revenue, current	208,843	199,664
Other current liabilities	9,807	9,499
Total current liabilities	692,839	899,647
Long-term debt	865,380	864,282
Deferred revenue, noncurrent	5,522	5,504
Liability for uncertain tax positions	31,298	30,296
Deferred income taxes	39,827	46,018
Other noncurrent liabilities	41,885	47,705
TOTAL LIABILITIES	1,676,751	1,893,452
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 41,168,057 and 42,848,339 shares at June 30, 2025 and December 31, 2024, respectively	412	428
Additional paid-in capital	484,498	491,891
Retained earnings	1,409,468	1,401,034
Accumulated other comprehensive loss	(51,719)	(82,471)
TOTAL STOCKHOLDERS’ EQUITY	1,842,659	1,810,882
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,519,410	$3,704,334

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenues	$352,209	$320,800	$680,845	$635,285
Operating costs and expenses:
Direct costs	48,974	50,024	96,182	95,911
Sales and marketing	141,598	124,766	269,278	241,766
Research, development, and engineering	16,478	16,795	32,354	34,569
General, administrative, and other related costs	54,070	48,505	100,980	98,015
Depreciation and amortization	57,606	52,141	113,438	100,594
Total operating costs and expenses	318,726	292,231	612,232	570,855
Income from operations	33,483	28,569	68,613	64,430
Interest expense, net	(6,523)	(1,804)	(12,654)	(3,573)
Loss on sale of businesses	—	—	—	(3,780)
Gain (loss) on investments, net	4,340	3,051	4,340	(7,654)
Other (loss) income, net	(5,786)	5,267	(8,589)	5,163
Income before income tax expense and income from equity method investment	25,514	35,083	51,710	54,586
Income tax expense	(4,286)	(6,990)	(12,873)	(15,221)
Income from equity method investment, net of tax	5,115	8,817	11,745	8,172
Net income	$26,343	$36,910	$50,582	$47,537

Net income per common share:
Basic	$0.63	$0.81	$1.20	$1.04
Diluted	$0.62	$0.77	$1.19	$1.02
Weighted average shares outstanding:
Basic	41,732,800	45,492,809	42,143,165	45,676,726
Diluted	43,148,504	50,665,112	43,655,507	50,889,579

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$26,343	$36,910	$50,582	$47,537
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	18,782	(463)	30,193	(6,993)
Change in fair value on available-for-sale investments, net of tax expense of $99 and tax benefit of $102 for the three months ended June 30, 2025 and 2024, respectively, and tax expense of $187 and tax benefit of $83 for the six months ended June 30, 2025 and 2024, respectively	279	341	559	278
Other comprehensive income (loss), net of tax	19,061	(122)	30,752	(6,715)
Comprehensive income	$45,404	$36,788	$81,334	$40,822

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$50,582	$47,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,438	100,594
Non-cash operating lease costs	4,325	5,538
Share-based compensation	21,479	20,472
Provision for credit losses on accounts receivable	1,012	1,336
Deferred income taxes, net	(7,320)	(7,869)
Loss on sale of businesses	—	3,780
Changes in fair value of contingent consideration	(2,318)	—
Income from equity method investments, net	(11,745)	(8,172)
(Gain) loss on investments, net	(4,340)	7,654
Other	1,701	1,779
Decrease (increase) in:
Accounts receivable	147,417	44,215
Prepaid expenses and other current assets	(523)	(9,138)
Other assets	1,900	(375)
Increase (decrease) in:
Accounts payable	(231,065)	(80,548)
Deferred revenue	464	13,108
Accrued liabilities and other current liabilities	(7,320)	(13,789)
Net cash provided by operating activities	77,687	126,122
Cash flows from investing activities:
Purchases of property and equipment	(55,752)	(53,633)
Acquisitions, net of cash received	(50,345)	(56,698)
Distribution from equity method investment	9,196	—
Proceeds from sale of equity investments	25,250	19,455
Proceeds from sale of businesses, net of cash divested	—	7,860
Other	51	(124)
Net cash used in investing activities	(71,600)	(83,140)
Cash flows from financing activities:
Repurchase of common stock	(68,834)	(87,928)
Issuance of common stock under employee stock purchase plan	3,751	4,525
Deferred payments for acquisitions	(213)	(7,417)
Other	(1,592)	(940)
Net cash used in financing activities	(66,888)	(91,760)
Effect of exchange rate changes on cash and cash equivalents	12,180	(1,600)
Net change in cash and cash equivalents	(48,621)	(50,378)
Cash and cash equivalents at beginning of period	505,880	737,612
Cash and cash equivalents at end of period	$457,259	$687,234

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended June 30, 2025
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, April 1, 2025	42,230,734	$422	$485,008	$1,406,715	$(70,780)	$1,821,365
Net income	—	—	—	26,343	—	26,343
Other comprehensive income, net of tax expense of $99	—	—	—	—	19,061	19,061
Issuance of restricted stock, net	31,374	1	(217)	95	—	(121)
Issuance of shares under employee stock purchase plan	133,956	1	3,749	—	—	3,750
Repurchase and retirement of common stock (1)	(1,228,007)	(12)	(15,890)	(23,766)	—	(39,668)
Share-based compensation	—	—	11,727	—	—	11,727
Other, net	—	—	121	81	—	202
Balance, June 30, 2025	41,168,057	$412	$484,498	$1,409,468	$(51,719)	$1,842,659

(1)Includes 143,161 shares received in connection with sale of our minority equity ownership interest in OpenEvidence (formerly know as Xyla, Inc. (“Xyla”)) during the three months ended June 30, 2025.

	Three months ended June 30, 2024
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, April 1, 2024	46,134,708	$461	$475,926	$1,503,838	$(78,213)	$1,902,012
Net income	—	—	—	36,910	—	36,910
Other comprehensive loss, inclusive of tax benefit of $102	—	—	—	—	(122)	(122)
Issuance of restricted stock, net	13,025	—	(100)	185	—	85
Issuance of shares under employee stock purchase plan	92,589	1	4,524	—	—	4,525
Repurchase and retirement of common stock	(1,500,000)	(15)	(15,723)	(69,172)	—	(84,910)
Share-based compensation	—	—	11,600	—	—	11,600
Other, net	—	—	5	(218)	—	(213)
Balance, June 30, 2024	44,740,322	$447	$476,232	$1,471,543	$(78,335)	$1,869,887

	Six months ended June 30, 2025
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2025	42,848,339	$428	$491,891	$1,401,034	$(82,471)	$1,810,882
Net income	—	—	—	50,582	—	50,582
Other comprehensive income, net of tax expense of $187	—	—	—	—	30,752	30,752
Issuance of restricted stock, net	163,769	2	(8,049)	3,623	—	(4,424)
Issuance of shares under employee stock purchase plan	133,956	1	3,749	—	—	3,750
Repurchase and retirement of common stock (1)	(1,978,007)	(19)	(24,583)	(45,969)	—	(70,571)
Share-based compensation	—	—	21,479	—	—	21,479
Other, net	—	—	11	198	—	209
Balance, June 30, 2025	41,168,057	$412	$484,498	$1,409,468	$(51,719)	$1,842,659

(1)Includes 143,161 shares received in connection with sale of our minority equity ownership interest in OpenEvidence during the three months ended June 30, 2025.

	Six months ended June 30, 2024
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2024	46,078,464	$461	$472,201	$1,491,956	$(71,620)	$1,892,998
Net income	—	—	—	47,537	—	47,537
Other comprehensive loss, inclusive of tax benefit of $83	—	—	—	—	(6,715)	(6,715)
Issuance of restricted stock, net	69,269	—	(5,252)	1,414	—	(3,838)
Issuance of shares under employee stock purchase plan	92,589	1	4,524	—	—	4,525
Repurchase and retirement of common stock	(1,500,000)	(15)	(15,723)	(69,172)	—	(84,910)
Share-based compensation	—	—	20,472	—	—	20,472
Other, net	—	—	10	(192)	—	(182)
Balance, June 30, 2024	44,740,322	$447	$476,232	$1,471,543	$(78,335)	$1,869,887

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
Reclassifications
Certain prior year reported amounts have been reclassified to conform to the 2025 presentation. For the three and six months ended June 30, 2024, the Company reclassified depreciation of $2.6 million and $3.7 million, respectively, and amortization of $49.6 million and $96.8 million, respectively from ‘Direct costs’ and ‘General, administrative, and other related costs’, respectively, to ‘Depreciation and amortization’ to conform with current period presentation.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. For the six months ended June 30, 2025, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended December 31, 2024.
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Settlement receivables, net	$231,001	$296,553
Trade receivables, net	276,291	349,120
Other receivables	15,716	14,550
Accounts receivable, net	$523,008	$660,223
Settlement receivables, net represent amounts due from third parties that are collected by the Company and passed through to our customers, net of a fee earned by the Company, related to services provided in the facilitation of gift card processing and program management.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$140,398	$164,352
Settlement payables, net	257,069	408,747
Accrued employee related costs	29,000	55,800
Other accrued liabilities	47,722	41,870
Accounts payable and accrued expenses	$474,189	$670,769
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

2.Revenues
The following describes the nature of the Company’s primary types of revenues.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Company determines whether revenues should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The vast majority of the Company’s advertising and performance marketing revenues are recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC Topic 606, Revenue from Contracts with Customer (“ASC 606”). Revenues recognized on a gross basis are generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites, or on unaffiliated advertising networks; and (ii) through the Company’s lead-generation business. The Company records revenues on a net basis with respect to revenues paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party platforms. The Company also records revenues on a net basis with respect to the transfer of functional intellectual property through third-party gaming platforms and with respect to revenues earned from servicing client gift card programs.
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
Licensing revenues also include revenues from transactions involving the sale of perpetual software licenses, related software support, and maintenance. Revenues will be recognized when the obligations are met, either over time or at a point in time, depending on the nature of the obligation.
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
The Company determines whether revenues should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The vast majority of the subscription and licensing revenues are recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC 606. The Company records revenues on a gross basis with respect to revenues generated from the resale of various third-party solutions, primarily through its email security line of business, because the Company has control of the specified good or service prior to transferring control to the customer.
Other
Other revenues primarily include those from the sale of hardware used in conjunction with software described above, online course revenues, and game publishing revenues. Hardware product and related software performance obligations, such as those relating to an operating system or firmware, are highly interdependent and interrelated and are accounted for as a bundled performance obligation. The revenues for this bundled performance obligation are generally recognized at the point in time that the hardware and software products are delivered and ownership is transferred to the customer.
The Company determines whether revenues should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The majority of the Company’s other revenues are recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC 606. The Company records revenues on a net basis with respect to games sold on third-party platforms.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025 (1)	2024 (1)	2025 (1)	2024 (1)
Technology & Shopping
Advertising and performance marketing	$78,798	$69,253	$158,274	$135,160
Subscription and licensing	2,626	1,866	4,804	3,561
Other	(648)	1,448	(612)	3,113
Total Technology & Shopping revenues	$80,776	$72,567	$162,466	$141,834

Gaming & Entertainment
Advertising and performance marketing	$32,251	$28,175	$56,622	$50,930
Subscription and licensing	13,965	14,806	27,611	28,691
Other	10	—	19	—
Total Gaming & Entertainment revenues	$46,226	$42,981	$84,252	$79,621

Health & Wellness
Advertising and performance marketing	$82,537	$70,367	$151,462	$134,814
Subscription and licensing	13,687	12,204	26,815	23,788
Other	3,228	3,417	6,961	7,364
Total Health & Wellness revenues	$99,452	$85,988	$185,238	$165,966

Connectivity
Advertising and performance marketing	$3,221	$2,545	$5,689	$5,514
Subscription and licensing	50,272	43,889	99,934	90,192
Other	3,913	3,847	7,603	7,723
Total Connectivity revenues	$57,406	$50,281	$113,226	$103,429

Cybersecurity & Martech
Subscription and licensing	$68,349	$68,983	$135,663	$144,435
Other	—	—	—	—
Total Cybersecurity & Martech revenues	$68,349	$68,983	$135,663	$144,435

Corporate	$—	$—	$—	$—
Total Revenues	$352,209	$320,800	$680,845	$635,285

(1)Amounts presented are net of inter-segment revenues.
The Company recorded $54.8 million and $58.3 million of revenues for the three months ended June 30, 2025 and 2024, respectively, and $138.9 million and $132.4 million of revenues for the six months ended June 30, 2025 and 2024, respectively, which was previously included in the deferred revenues balance as of the beginning of each respective year.
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
Advertising and performance marketing revenues consist primarily of performance obligations that are satisfied over time, where the customer simultaneously receives and consumes the benefit of the services provided. In certain instances, the Company provides content to its advertising partners and receives a revenue share based on the terms of the agreement. Revenues are recognized based on delivery of services over the contract period for advertising. The Company believes that the methods described are a faithful depiction of the transfer of goods and services. Depending on individual contracts with customers, revenues from advertising and performance marketing revenues are recognized over time as distinct performance obligations are satisfied, including when:
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
The Company has concluded the best measure of progress toward the complete satisfaction of the performance obligation delivered over the time is a time-based measure. The Company recognizes revenues on a straight-line basis throughout the subscription period, or as usage occurs, or when functional intellectual property is delivered for services outside of the subscription.
Other revenues consist primarily of performance obligations that are satisfied at a point in time at which control for goods and services is transferred to a customer. The Company believes that the methods described are a faithful depiction of the transfer of goods and services.
Transaction Price Allocation to Future Performance Obligations
As of June 30, 2025, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $81.9 million and is expected to be recognized as follows: 38% by December 31, 2025, 41% by December 31, 2026, and 21% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the transaction price is a variable consideration that corresponds directly with the Company’s performance.

3.Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
2025 Acquisitions
The Company completed five immaterial acquisitions during the six months ended June 30, 2025, paying the purchase price in cash in each transaction. These acquisitions were comprised of four acquisitions that were accounted for as business combinations and one accounted for as an asset acquisition. Total consideration for these acquisitions was $64.0 million, or $58.9 million, net of cash acquired.
Goodwill recognized associated with these acquisitions during the six months ended June 30, 2025 was $24.4 million, of which is $14.8 million is expected to be deductible for income tax purposes. Approximately $30.7 million of definite-lived intangibles were recorded in connection with the acquisitions during the six months ended June 30, 2025, including $16.4 million of Customer relationships, net, $6.1 million of Trade names and trademarks, net, and $8.2 million of Other purchased intangibles, net. The initial accounting for 2025 business acquisitions is incomplete due to the timing of available information and is subject to change. As of June 30, 2025, the Company has recorded provisional amounts for certain intangible assets (including customer relationships, trade names, and other purchased intangibles), preliminary acquisition date working capital, and related tax items.
The Condensed Consolidated Statement of Operations reflects the results of operations of the 2025 acquisitions since the date of each respective acquisition.
2024 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2024, paying a purchase price in cash in each transaction: (a) a purchase of 100% of the equity interest in TDS Gift Cards (“TDS”), acquired on February 5, 2024, a digital gifting and branded payments platform, which is reported within our Technology & Shopping segment; (b) a purchase of 100% of the equity interest in CNET Media, Inc. and certain related entities (“CNET”), acquired on September 12, 2024, a digital medial publication platform, which is reported within our Technology & Shopping segment; and two other immaterial acquisitions. All of these acquisitions were accounted for as business combinations. The acquisition of TDS expanded our ability to offer innovative shopping solutions to our merchant partners and broaden our capabilities to help facilitate commerce between consumers and some of the market’s most highly visible brands. The acquisition of CNET has allowed us to reach a wider audience that is attractive to advertisers in the technology space. Total consideration for all businesses acquired in 2024 was $365.1 million, or $219.2 million, net of cash acquired.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed for our 2024 acquisitions (in thousands):

	Valuation
	TDS	CNET (2)
Assets and Liabilities
Cash	$142,957	$—
Accounts receivable and other current assets (1)	171,290	16,904
Intangible assets	108,340	100,500
Goodwill (2)	81,248	36,479
Deferred tax asset, noncurrent	—	11,412
Other assets	203	780
Accounts payable and other current liabilities	(290,161)	(11,827)
Deferred tax liability, noncurrent	(25,442)	—
Other noncurrent liabilities	(847)	—
Total	$187,588	$154,248

(1)The fair value of the assets acquired includes accounts receivable of $170.7 million (including Settlement receivables, net of $166.8 million) related to TDS and $16.2 million related to CNET.
(2)During the six months ended June 30, 2025, we recorded a measurement period adjustment of $(1.2) million to Customer relationships, $0.7 million to Other purchased intangibles assets, $0.6 million to Accounts receivable and other current assets, with corresponding adjustments to Goodwill.
The accompanying Condensed Consolidated Statements of Operations reflects the results of operations of the 2024 acquisitions since the date of each respective acquisition.

4.Investments
Investments consist of equity and debt securities.
Investment in equity securities
On October 7, 2021, we completed the separation of our cloud fax business (the “Separation”) into an independent publicly traded company. Following the Separation, the Company retained shares of publicly traded common stock of Consensus Cloud Solutions, Inc. (“Consensus”). During the second quarter of 2024, the Company sold its remaining 1,034,295 shares of Consensus in the open market. As of December 31, 2024, the Company did not hold any shares of the common stock of Consensus. The Company accounted for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses were recognized in earnings. For the three and six months ended June 30, 2024, gain of $3.1 million and losses of $7.7 million were recorded in the Condensed Consolidated Statement of Operations.
On July 31, 2023, the Company entered into an agreement to purchase a $25.0 million minority equity ownership interest in OpenEvidence (formerly known as Xyla), an artificial intelligence company. This minority investment was made in the form of cash and shares of the Company’s common stock. The Company accounted for its investment in OpenEvidence as an equity investment without a readily determinable fair value measured under the measurement alternative in accordance with ASC Topic 321, Investments — Equity Securities. On April 24, 2025, the Company sold its minority interest in OpenEvidence for $29.7 million, including $25.2 million in cash and 143,161 shares of Common Stock. As of December 31, 2024, the investment in OpenEvidence had a carrying value of $25.3 million, including transaction costs, and was included in ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.

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
As of June 30, 2025, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $18.5 million, with a contractual maturity date that was more than one year but less than five years. As of December 31, 2024, both the carrying value and the maximum exposure of the Company’s investment in corporate debt securities was approximately $17.8 million, with a contractual maturity date that was more than one year but less than five years. Cumulative gross unrealized gains on investment in corporate debt securities as of June 30, 2025 and December 31, 2024 were approximately $3.5 million and $2.8 million, respectively.
 There were no investments in an unrealized loss position as of June 30, 2025 and December 31, 2024.
During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any other-than-temporary impairment losses on its debt securities.
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
During the three months ended June 30, 2025 and 2024, the Company recognized income from the equity method investment of $5.1 million and $8.8 million, net of taxes, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized income from the equity method investment, net of taxes of $11.7 million and $8.2 million, respectively. The income in the periods presented were primarily the result of gains in the underlying investments.
During the three months ended June 30, 2025, the Company received a distribution from the OCV Fund of $9.2 million.
As of June 30, 2025, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $121.3 million. As of December 31, 2024, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $115.0 million. These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
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
The Company has an investment in a corporate debt security that does not have a readily determinable fair value because the acquired security is privately held, not traded on any public exchange and not an investment in a mutual fund or similar investment. The investment in corporate debt securities is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt securities is determined primarily based on estimates and assumptions, including Level 3 inputs. As of June 30, 2025 and December 31, 2024, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 9% and 10%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of approximately three months to two years, depending on the probability scenario, as of June 30, 2025 and three months to two years, depending on the probability scenario, as of December 31, 2024.
The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The valuation approaches used to value Level 3 investments considers unobservable inputs in the market such as time to liquidity, volatility, risk-free rates, dividend yield, and breakpoints. The Company also estimates the fair value of certain contingent consideration arrangements based upon its current expectation of achievement of the targets underlying the contingent consideration. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
In connection with certain of the Company’s acquisitions, contingent consideration may be payable upon achieving certain future earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross margin, and/or revenue thresholds and had a combined fair value of $6.4 million and $2.8 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the possible payments under these arrangements ranged from zero to a maximum total of $8.4 million. As of December 31, 2024, the possible payments under these arrangements ranged from zero to a maximum total of $2.8 million. As of December 31, 2024, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$111,914	$—	$—	$111,914	$111,914
Long-term investments:
Investment in corporate debt securities	—	—	18,534	18,534	18,534
Total assets measured at fair value	$111,914	$—	$18,534	$130,448	$130,448

Liabilities:
Contingent consideration	$—	$—	$6,381	$6,381	$6,381
Total liabilities measured at fair value	$—	$—	$6,381	$6,381	$6,381

December 31, 2024	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$85,833	$—	$—	$85,833	$85,833
Long-term investments:
Investment in corporate debt securities	—	—	17,788	17,788	17,788
Total assets measured at fair value	$85,833	$—	$17,788	$103,621	$103,621

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three and six months ended June 30, 2025 and 2024, there were no transfers that occurred between levels.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt securities that are measured at fair value on a recurring basis (in thousands):

	Six months ended June 30,
	2025		2024
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$2,834	$17,788	$2,834	$15,699
Fair value at date of acquisition	5,865	—	—	—
Fair value adjustments (1)	(2,318)	746	—	360
Balance as of June 30	$6,381	$18,534	$2,834	$16,059

(1)The fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2025 and relate to changes in the expected payout against financial targets. The fair value adjustments to the corporate debt securities in the table above were recorded in ‘Change in fair value on available-for-sale investments, net’ in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the six months ended June 30, 2025 and 2024.
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
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$460,038	$423,235	$457,211	$420,935
1.75% Convertible Notes	$149,109	$141,803	$148,186	$139,976
3.625% Convertible Notes	$263,147	$247,221	$258,885	$259,200

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
6.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the six months ended June 30, 2025 are as follows (in thousands):

	Technology & Shopping	Gaming & Entertainment	Health & Wellness	Connectivity	Cybersecurity & Martech	Consolidated
Balance as of January 1, 2025	$322,057	$68,301	$403,056	$256,942	$529,902	$1,580,258
Goodwill acquired (Note 3)	—	11,743	693	—	11,935	24,371
Purchase accounting adjustments (1)	(128)	48	—	—	123	43
Foreign exchange translation	2	775	1,289	2,783	9,961	14,810
Balance as of June 30, 2025	$321,931	$80,867	$405,038	$259,725	$551,921	$1,619,482

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 3 — Business Acquisitions).
Goodwill as of each of June 30, 2025 and December 31, 2024 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment.
Intangible Assets Subject to Amortization
As of June 30, 2025, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$381,501	$237,376	$144,125
Customer relationships	857,248	656,522	200,726
Other purchased intangibles	419,087	366,312	52,775
Total	$1,657,836	$1,260,210	$397,626

As of December 31, 2024, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$375,449	$222,430	$153,019
Customer relationships	836,254	620,926	215,328
Other purchased intangibles	421,128	363,726	57,402
Total	$1,632,831	$1,207,082	$425,749

Amortization expense, included in ‘Depreciation and amortization’ in our Condensed Consolidated Statements of Operations, was approximately $30.6 million and $27.8 million for the three months ended June 30, 2025 and 2024, respectively, and $59.4 million and $54.1 million for the six months ended June 30, 2025 and 2024, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
7.Debt
Long-term debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	149,109	149,109
3.625% Convertible Notes	263,147	263,147
Total Notes	872,294	872,294
Credit Agreement	—	—
Less: Unamortized discount	(4,987)	(5,676)
Deferred issuance costs (1)	(1,927)	(2,336)
Total long-term debt	$865,380	$864,282

(1)Includes $0.6 million and $0.7 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of June 30, 2025 and December 31, 2024, respectively, $0.7 million and $0.9 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of June 30, 2025 and December 31, 2024, respectively, and $0.6 million and $0.7 million of carrying amount of deferred issuance costs on the 3.625% Convertible Notes as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, the $149.1 million of principal of the 1.75% Convertible Notes will mature in 2026, $263.1 million of principal of the 3.625% Convertible Notes will mature in 2028, and $460.0 million of principal of the 4.625% Senior Notes will mature in 2030.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of June 30, 2025.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Cumulatively as of June 30, 2025, the Company has repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes. There were no repurchases of 4.625% Senior Notes during the three and six months ended June 30, 2025 and June 30, 2024.
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
On July 16, 2024, the Company exchanged approximately $400.9 million in aggregate principal amount of its 1.75% Convertible Notes as part of the Exchange Transaction, as defined below. As of June 30, 2025, the remaining principal amount of the 1.75% Convertible Notes was $149.1 million.
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The 1.75% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of June 30, 2025 and December 31, 2024, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of June 30, 2025, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 1,398,391 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note indenture), in certain circumstances, the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$652	$2,406	$1,305	$4,812
Amortization of discount and deferred issuance costs	124	473	248	943
Total interest expense related to 1.75% Convertible Notes	$776	$2,879	$1,553	$5,755
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
Holders may surrender their 3.625% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2027 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 3.625% Convertible Notes on each such applicable trading day; (ii) during the 5 business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 3.625% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after December 1, 2027, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, at an initial conversion rate of 10 shares of the Company’s common stock per $1,000 principal amount of 3.625% Convertible Notes. The Company will settle conversions of the 3.625% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of June 30, 2025 and December 31, 2024, the market trigger conditions did not meet the conversion requirements of the 3.625% Convertible Notes and, accordingly, the 3.625% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of June 30, 2025, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event.
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
The following table provides the components of interest expense related to the 3.625% Convertible Notes (in thousands):

	Three months ended	Six months ended
	June 30, 2025
Coupon interest expense	$2,385	$4,770
Amortization of discount and debt issuance costs	319	636
Total interest expense related to 3.625% Convertible Notes	$2,704	$5,406
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
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of June 30, 2025.
As of each June 30, 2025 and December 31, 2024, availability under the Credit Agreement was $348.9 million, net of letters of credit.

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
The Company established reserves for these matters of $24.4 million and $25.2 million as of June 30, 2025 and December 31, 2024, respectively, which are included in ‘Accounts payable and accrued expenses’ and ‘Other noncurrent liabilities’ on the Condensed Consolidated Balance Sheets. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results, however, as of June 30, 2025 any potential range of loss was not estimable.

9.Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 16.8% and 19.9% for the three months ended June 30, 2025 and 2024, respectively, and 24.9% and 27.9% for the six months ended June 30, 2025 and 2024, respectively.
The Company’s effective tax rate for the three and six months ended June 30, 2025 was impacted by the change to its valuation allowance related to U.S. capital loss carryforwards. During the three months ended June 30, 2025, the Company reversed a portion of its valuation allowance against its U.S. capital loss carryforwards which resulted in a discrete tax benefit of $3.2 million. The decrease in the effective tax rate was partially offset by a discrete tax expense of $2.0 million for the six months ended June 30, 2025 related to the vesting of share based compensation resulting in a tax shortfall.
The Company’s effective tax rate for the three and six months ended June 30, 2024 was impacted disproportionately by the recognition and subsequent changes to a valuation allowance against a portion of its U. S. capital loss carryforwards.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
During the three months ended June 30, 2024, the Company reversed a portion of its valuation allowance which resulted in a discrete tax benefit of $0.8 million. During the six months ended June 30, 2024, the Company recognized a net valuation allowance against its U.S. capital loss carryforwards which resulted in a discrete tax expense of $2.5 million.
As of June 30, 2025 and December 31, 2024, the Company had $31.3 million and $30.3 million, respectively, in liabilities for uncertain income tax positions on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits associated with uncertain tax positions are recognized in income tax expense in our Condensed Consolidated Statements of Operations.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheets. The Company’s prepaid taxes were $9.9 million and $6.4 million as of June 30, 2025 and December 31, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The Company currently does not expect the OBBBA to have a material impact to our effective tax rate but expect these provisions to result in a reduction of current income tax liabilities and an increase in deferred tax liabilities, which could be material. The Company will continue to assess the implications of the OBBBA and will provide further disclosures in subsequent reporting periods as necessary.

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
During the three and six months ended June 30, 2025, the Company repurchased 1,084,846 and 1,834,846 shares, respectively, under the 2020 Program at an aggregate cost of approximately $35.2 million and $66.1 million, respectively (including excise tax). During the three and six months ended June 30, 2024, the Company repurchased 1,500,000 shares under the 2020 Program at an aggregate cost of approximately $84.9 million, including excise tax. Cumulatively as of June 30, 2025, 10,593,538 shares were repurchased under the 2020 Program, at an aggregate cost of $649.7 million, including excise tax. As a result of the repurchases, the number of shares of the Company’s common stock available for repurchase as of June 30, 2025 was 4,406,462 shares.
On April 24, 2025, the Company repurchased 143,161 shares of its Common Stock at an aggregate value of approximately $4.4 million in connection with the sale of its minority equity ownership interest in OpenEvidence. The repurchase transaction had a non-cash nature and involved our Common Stock that was issued in 2023 as partial consideration for the acquisition of a minority equity ownership interest in OpenEvidence. Refer to Note 4 - Investments and Note 14 - Supplemental Cash Flow Information for further information.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the vesting of restricted stock. During the three months ended June 30, 2025 and 2024, the Company purchased and retired 3,655 and 1,353 shares, respectively, at an aggregate cost of approximately $0.1 million and $0.1 million, respectively, from plan participants for this purpose. During the six months ended June 30, 2025 and 2024, the Company purchased and retired 106,883 and 59,590 shares, respectively, at an aggregate cost of approximately $4.4 million and $4.0 million, respectively, from plan participants for this purpose.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
11.Share-Based Compensation
The Company’s share-based compensation plans include the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), the 2015 Stock Option Plan (the “2015 Plan”), and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Collectively, the 2015 Plan and 2024 Plan are referred to herein as the “Plans.” As of June 30, 2025, 435,135 shares underlying options and 2,167,387 restricted stock units were outstanding under the Plans. As of June 30, 2025, there were 1,903,576 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2024 Plan.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Direct costs	$68	$62	$131	$123
Sales and marketing	1,349	1,093	2,335	1,851
Research, development, and engineering	937	1,071	1,727	2,161
General, administrative, and other related costs	9,373	9,374	17,286	16,337
Total share-based compensation expense	$11,727	$11,600	$21,479	$20,472
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board and senior staff pursuant to the Plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board, generally three or four years for senior staff (excluding market-based awards discussed below) and three to eight years for the Chief Executive Officer. The Company granted 730,803 and 390,284 restricted stock units (excluding awards with market conditions below) (“RSUs”) during the six months ended June 30, 2025 and 2024, respectively.
The Company has awarded certain key employees equity classified market-based restricted stock (“PSAs”) and equity classified market-based restricted stock units (“PSUs”) pursuant to the Plans. PSAs and PSUs granted prior to 2024 have vesting conditions that are based on specific stock price targets of the Company’s common stock. PSUs granted in 2024 and 2025 vest in shares of the Company’s stock ranging from 0% to 200% of the award based on the Company’s attainment of a relative Total Shareholder Return (“TSR”) target compared to the TSR of all listed companies in a market index over the respective performance periods. Performance periods for the PSUs granted in 2025 are two and three years. In each of 2024 and 2025, market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company and all listed companies in the market index achieving the relative TSR targets.
Share-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
The per share weighted average grant-date fair value of PSUs granted during the six months ended June 30, 2025 and 2024 was $38.80 and $87.17, respectively.
The assumptions used in determining the weighted-average fair values of PSUs granted during the periods presented are as follows:

	Six months ended June 30,
	2025	2024
Underlying stock price at valuation date	$38.19	$66.88
Expected volatility	34.5%	32.9%
Risk-free interest rate	3.9%	4.3%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Restricted stock award (“RSA”) and PSA activity for the six months ended June 30, 2025 is set forth below:

	RSAs		PSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	54,829	$68.97	163,181	$36.27
Granted	—	$—	—	$—
Vested	(27,197)	$68.97	—	$—
Forfeited	—	$—	—	$—
Nonvested at June 30, 2025	27,632	$68.97	163,181	$36.27

Restricted stock unit (“RSU”) and PSU activity for the six months ended June 30, 2025 is set forth below:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	652,227	$74.59	520,986	$82.73
Granted	730,803	$37.42	598,676	$38.80
Vested	(247,175)	$73.37	(23,477)	$78.73
Forfeited	(23,560)	$60.89	(41,093)	$65.51
Outstanding at June 30, 2025	1,112,295	$50.73	1,055,092	$58.12

(1)Represents the number of shares at 100% achievement.
As of June 30, 2025, share-based compensation cost of $1.0 million is expected to be recognized over a weighted-average period of 0.6 years for RSAs, $46.9 million of share-based compensation cost is expected to be recognized over a weighted-average period of 2.1 years for RSUs, and $30.3 million of share-based compensation cost is expected to be recognized over a weighted-average period of 2.2 years for PSUs.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
12.Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three months ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net loss per common share:
Net income	$26,343	$26,343	$36,910	$36,910
Less: Net loss available to participating securities	—	—	—	—
Plus: Convertible Notes interest expense (after-tax)	—	583	—	2,159
Net income available to the Company’s common shareholders	$26,343	$26,926	$36,910	$39,069
Denominator:
Basic weighted-average outstanding shares of common stock	41,732,800	41,732,800	45,492,809	45,492,809
Dilutive effect of:
Equity incentive plans	—	17,313	—	14,232
Convertible debt	—	1,398,391	—	5,158,071
Diluted weighted-average outstanding shares of common stock	41,732,800	43,148,504	45,492,809	50,665,112

Net income per share	$0.63	$0.62	$0.81	$0.77

	Six months ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net loss per common share:
Net income	$50,582	$50,582	$47,537	$47,537
Less: Net loss available to participating securities	—	—	—	—
Plus: Convertible Notes interest expense (after-tax)	—	1,164	—	4,317
Net income available to the Company’s common shareholders	$50,582	$51,746	$47,537	$51,854
Denominator:
Basic weighted-average outstanding shares of common stock	42,143,165	42,143,165	45,676,726	45,676,726
Dilutive effect of:
Equity incentive plans	—	113,951	—	54,782
Convertible debt	—	1,398,391	—	5,158,071
Diluted weighted-average outstanding shares of common stock	42,143,165	43,655,507	45,676,726	50,889,579

Net income per share	$1.20	$1.19	$1.04	$1.02

For the three months ended June 30, 2025 and 2024, there were 1,484,631 and 1,322,295 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the average stock price during the 2025 and 2024 periods. For the six months ended June 30, 2025 and 2024, there were 851,748 and 1,136,167 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the average stock price during the 2025 and 2024 periods. For the three months ended June 30, 2025 and 2024, 2,631,470 and zero shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
dilutive under the if-converted method for the diluted net income per share calculation. For the six months ended June 30, 2025 and 2024, 2,631,470 and zero shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation.

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
Information on reportable segments revenues is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue by reportable segment:
Technology & Shopping	$80,776	$72,567	$162,466	$141,834
Gaming & Entertainment	46,226	42,981	84,252	79,621
Health & Wellness	99,452	85,988	185,238	165,966
Connectivity	57,406	50,281	113,226	103,429
Cybersecurity & Martech	68,349	68,983	135,663	144,435
Total segment revenues	352,209	320,800	680,845	635,285
Corporate	—	—	—	—
Total revenues	$352,209	$320,800	$680,845	$635,285

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Significant reportable segment expenses are set forth in the tables below (in thousands):

	Three months ended June 30, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$35,627		$11,360		$30,308		$14,649		$17,532		$109,476
Cloud computing, software, and other related expenses	6,793		1,931		4,328		4,440		10,021		27,513
Advertising and marketing related expenses	12,445		5,241		10,890		722		4,619		33,917
Partner payments	568		7,326		12,005		247		5,782		25,928
Professional and other third-party services	6,199		1,729		3,220		4,791		4,742		20,681
Depreciation and amortization	23,049		3,054		14,371		7,272		9,821		57,567
Other	4,039	(1)	4,330	(2)	8,312	(3)	6,481	(4)	3,597	(5)	26,759
Total segment operating costs and expenses	88,720		34,971		83,434		38,602		56,114		301,841
Corporate (6)											16,885
Total operating costs and expenses											$318,726

	Three months ended June 30, 2024
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$32,660		$11,852		$28,677		$12,524		$18,684		$104,397
Cloud computing, software, and other related expenses	6,548		1,255		3,576		4,128		9,886		25,393
Advertising and marketing related expenses	11,344		5,289		9,642		689		5,551		32,515
Partner payments	1,544		7,609		8,219		254		5,105		22,731
Professional and other third-party services	3,452		1,767		2,454		3,204		5,050		15,927
Depreciation and amortization	19,864		2,841		13,013		7,616		8,801		52,135
Other	5,222	(1)	4,170	(2)	7,105	(3)	164	(4)	4,359	(5)	21,020
Total segment operating costs and expenses	80,634		34,783		72,686		28,579		57,436		274,118
Corporate (6)											18,113
Total operating costs and expenses											$292,231

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

	Six months ended June 30, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$69,576		$21,974		$55,949		$28,306		$34,748		$210,553
Cloud computing, software, and other related expenses	13,596		3,968		8,340		8,423		20,206		54,533
Advertising and marketing related expenses	24,753		7,309		19,909		2,284		9,392		63,647
Partner payments	1,512		14,065		21,884		458		11,507		49,426
Professional and other third-party services	11,897		2,818		5,294		9,363		9,230		38,602
Depreciation and amortization	45,454		5,672		27,299		14,652		20,208		113,285
Other	7,585	(1)	8,417	(2)	13,583	(3)	11,424	(4)	6,814	(5)	47,823
Total segment operating costs and expenses	174,373		64,223		152,258		74,910		112,105		577,869
Corporate (6)											34,363
Total operating costs and expenses											$612,232

	Six months ended June 30, 2024
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$61,625		$21,820		$56,983		$26,303		$38,010		$204,741
Cloud computing, software, and other related expenses	14,196		2,408		6,995		7,297		20,026		50,922
Advertising and marketing related expenses	22,031		6,809		19,098		2,151		10,850		60,939
Partner payments	3,972		13,547		16,329		444		10,062		44,354
Professional and other third-party services	8,230		2,889		4,477		6,314		9,171		31,081
Depreciation and amortization	37,778		5,233		26,412		14,617		16,542		100,582
Other	8,703	(1)	8,202	(2)	13,771	(3)	5,243	(4)	8,799	(5)	44,718
Total segment operating costs and expenses	156,535		60,908		144,065		62,369		113,460		537,337
Corporate (6)											33,518
Total operating costs and expenses											$570,855

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

Information on (loss) income from operations is set forth in the table below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(Loss) income from operations by reportable segment:
Technology & Shopping	$(7,944)	$(8,067)	$(11,907)	$(14,701)
Gaming & Entertainment	11,255	8,198	20,029	18,713
Health & Wellness	16,018	13,302	32,980	21,901
Connectivity	18,804	21,702	38,316	41,060
Cybersecurity & Martech	12,235	11,547	23,558	30,975
Total segment operating income	50,368	46,682	102,976	97,948
Corporate (1)	(16,885)	(18,113)	(34,363)	(33,518)
Income from operations	$33,483	$28,569	$68,613	$64,430

(1)Corporate includes costs associated with general, administrative, and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.

Information on capital expenditures is set forth in the table below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Capital expenditures:
Technology & Shopping	$3,994	$3,741	$7,600	$7,389
Gaming & Entertainment	2,667	176	4,404	2,433
Health & Wellness	10,347	9,188	19,723	17,671
Connectivity	7,142	6,393	12,377	13,236
Cybersecurity & Martech	5,735	5,996	11,220	12,914
Total from reportable segments	29,885	25,494	55,324	53,643
Corporate	248	10	428	(10)
Total capital expenditures	$30,133	$25,504	$55,752	$53,633

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Six months ended June 30,
	2025	2024
Non-cash investing activity:
Sale of equity investments for common stock (1)	$4,448	$—
Non-cash financing activity:
Excise tax on share repurchases	$431	$—

(1)Represents 143,161 shares received in connection with the sale of our minority equity ownership interest in OpenEvidence during the three months ended June 30, 2025.

Supplemental data (in thousands):

	Six months ended June 30,
	2025	2024
Interest paid	$17,905	$15,451
Income taxes paid, net of refunds	$39,823	$35,337

15.Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive income (loss) income, net of tax, for the three months ended June 30, 2025 (in thousands):

	Unrealized Gains on Investments	Foreign Currency Translation	Total
Balance as of April 1, 2025	$2,392	$(73,172)	$(70,780)
Other comprehensive income, net of tax	279	18,782	19,061
Balance as of June 30, 2025	$2,671	$(54,390)	$(51,719)
The following table summarizes the changes in accumulated other comprehensive income (loss) income, net of tax, for the six months ended June 30, 2025 (in thousands):

	Unrealized Gains on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2025	$2,112	$(84,583)	$(82,471)
Other comprehensive income, net of tax	559	30,193	30,752
Balance as of June 30, 2025	$2,671	$(54,390)	$(51,719)
There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024, respectively.

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
Revenues Overview
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
Other - Other revenues primarily include those from the sale of hardware used in conjunction with software, online course revenues, and game publishing revenues.
Revenues from customers classified by revenue source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Technology & Shopping
Advertising and performance marketing	$78,798	$69,253	$158,274	$135,160
Subscription and licensing	2,626	1,866	4,804	3,561
Other	(648)	1,448	(612)	3,113
Total Technology & Shopping revenues	$80,776	$72,567	$162,466	$141,834

Gaming & Entertainment
Advertising and performance marketing	$32,251	$28,175	$56,622	$50,930
Subscription and licensing	13,965	14,806	27,611	28,691
Other	10	—	19	—
Total Gaming & Entertainment revenues	$46,226	$42,981	$84,252	$79,621

Health & Wellness
Advertising and performance marketing	$82,537	$70,367	$151,462	$134,814
Subscription and licensing	13,687	12,204	26,815	23,788
Other	3,228	3,417	6,961	7,364
Total Health & Wellness revenues	$99,452	$85,988	$185,238	$165,966

Connectivity
Advertising and performance marketing	$3,221	$2,545	$5,689	$5,514
Subscription and licensing	50,272	43,889	99,934	90,192
Other	3,913	3,847	7,603	7,723
Total Connectivity revenues	$57,406	$50,281	$113,226	$103,429

Cybersecurity & Martech
Subscription and licensing	$68,349	$68,983	$135,663	$144,435
Other	—	—	—	—
Total Cybersecurity & Martech revenues	$68,349	$68,983	$135,663	$144,435

Corporate	$—	$—	$—	$—
Total Revenues	$352,209	$320,800	$680,845	$635,285
Performance Metrics
We use certain metrics to generally assess the operational and financial performance of our businesses. These metrics are described in further detail below and are used by management in managing or monitoring the performance of each reportable segment when the respective revenues category is significant to the revenues of the reportable segment overall. For advertising and performance marketing revenues, these metrics are used for the Technology & Shopping, Gaming &

Entertainment, and Health & Wellness reportable segments. For subscription and licensing revenues, these metrics are used for the Gaming & Entertainment, Health & Wellness, Connectivity, and Cybersecurity & Martech reportable segments. Since all revenues are not reflected in these metrics, management does not use these metrics on a consolidated basis to evaluate performance, but rather uses them on a reportable segment basis as shown further below.
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
The following table sets forth certain key operating metrics for the advertising and performance marketing revenues based on the reportable segment for the three months ended June 30, 2025 and 2024.

	Three months ended June 30,
	2025	2024
Technology & Shopping
Net advertising and performance marketing revenue retention (1)	95.0%	90.0%
Customers (2)	619	576
Quarterly revenue per customer (3)	$127,299	$120,230

Gaming & Entertainment
Net advertising and performance marketing revenue retention (1)	93.7%	88.0%
Customers (2)	431	417
Quarterly revenue per customer (3)	$74,830	$67,565

Health & Wellness
Net advertising and performance marketing revenue retention (1)	97.4%	93.7%
Customers (2)	866	839
Quarterly revenue per customer (3)	$94,718	$82,847

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

The following table sets forth certain key operating metrics for subscription and licensing revenues based on the reportable segment for the three months ended June 30, 2025 and 2024.

	Three months ended June 30,
	2025	2024
Gaming & Entertainment
Customers (1)(2)	527,000	469,000
Average quarterly revenue per customer (2)(3)	$26.47	$31.50

Health & Wellness
Customers (1)(2)	1,892,000	1,655,000
Average quarterly revenue per customer (2)(3)	$7.17	$7.38

Connectivity
Customers (1)(2)	25,000	24,000
Average quarterly revenue per customer (2)(3)	$2,047	$1,820

Cybersecurity & Martech
Customers (1)(4)	1,232,000	1,271,000
Average quarterly revenue per customer (3)	$55.48	$54.25

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

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2024 Annual Report on Form 10-K filed with the SEC on February 25, 2025. During the six months ended June 30, 2025, there were no significant changes in our critical accounting policies and estimates. See Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company.
The Company tests goodwill for impairment annually or more frequently if the Company believes indicators of impairment exist. The Company assessed current economic indicators, including changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. In its analysis, the Company considered that as of June 30, 2025, the Company’s stock price per common share was at a historically low level. The Company does not believe that this recent stock price decline, nor any other factors in its analysis noted above, constituted a triggering event as of June 30, 2025. However, if the Company’s stock price does not recover in a reasonable amount of time, it may constitute a triggering event that could cause the Company to assess impairment in the future. Following impairments at two reporting units within the Technology & Shopping reportable segment during the year ended December 31, 2024, there was no excess of fair value over the carrying value at those reporting units. So any further decrease in estimated fair value of these two reporting units greater than any decrease in the carrying value will result in an additional impairment charge to goodwill. Goodwill for these two reporting units was $321.9 million as of June 30, 2025. There were no other reporting units with less than 10% excess fair value over carrying value as of the most recent evaluation that may be at risk of impairment as of June 30, 2025. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

Results of Operations for the Three and Six Months Ended June 30, 2025
The main focus of our Technology & Shopping, Gaming & Entertainment, and Health & Wellness platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and applications and those included within our advertising networks, and improve the effectiveness of our content as well as our subscription services and licenses.
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
Revenues

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$352,209	$320,800	9.8%	$680,845	$635,285	7.2%
Our revenues consist of revenues from (i) advertising and performance marketing revenues, which are earned from the delivery of advertising services, marketing, performance marketing, and production services, and (ii) subscription and licensing revenues, which are earned through the granting of access to, or delivery of, certain data products or services to customers, usage-based fees, and by reselling various third-party solutions, primarily through the Company’s email security line of business. Subscription and licensing revenues primarily consist of revenues from “fixed” customer subscription and licensing revenues and “variable” revenues generated from actual usage of our services.
Our revenues increased during the three months ended June 30, 2025 compared to the prior period primarily due to a $26.5 million increase in advertising and performance marketing revenues driven primarily by a $12.2 million increase in our Health & Wellness reportable segment and a $9.5 million increase in our Technology & Shopping reportable segment. Subscription and licensing revenues increased $7.2 million compared to the prior year period due primarily to a $6.4 million increase in our Connectivity reportable segment.
Our revenues increased during the six months ended June 30, 2025 compared to the prior period primarily due to a $45.6 million increase in advertising and performance marketing revenues driven primarily by a $23.1 million increase in our Technology & Shopping reportable segment and a $16.6 million increase in our Health & Wellness reportable segment. Subscription and licensing revenues increased $4.2 million compared to the prior year period due primarily to a $9.7 million increase in our Connectivity reportable segment, a $3.0 million increase in our Health & Wellness reportable segment, partially offset by a $8.8 million decrease in our Cybersecurity & Martech reportable segment.

Direct costs

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Direct costs	$48,974	$50,024	(2.1)%	$96,182	$95,911	0.3%
As a percent of revenues	13.9%	15.6%		14.1%	15.1%
Direct costs represent the Company’s cost of revenues and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, and processing fees. The decrease in direct costs for the three months ended June 30, 2025 compared to the prior period was primarily due to a $0.5 million decrease in cloud computing, software, and other related expenses. The increase in direct costs for the six months ended June 30, 2025 compared to the prior period was primarily due to a $0.7 million increase in professional and third-party services, as well as a $0.3 million increase in cloud computing, software, and other related expenses, partially offset by a $0.9 million decrease in salaries, benefits, and other employee expenses.
Sales and Marketing

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Sales and marketing	$141,598	$124,766	13.5%	$269,278	$241,766	11.4%
As a percent of revenues	40.2%	38.9%		39.6%	38.1%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing expenses during the three months ended June 30, 2025 compared to the prior period was primarily due to a $7.3 million increase in salaries, benefits, and other employee expenses as a result of current and prior year acquisitions, a $3.6 million increase in professional and third-party services as a result of a current year acquisition, and a $3.7 million increase in partner payments. The increase in sales and marketing expenses during the six months ended June 30, 2025 compared to the prior period was primarily due to a $11.9 million increase in salaries, benefits, and other employee expenses as a result of current and prior year acquisitions, a $6.6 million increase in professional and third-party services as a result of a current year acquisition, and a $6.2 million increase in partner payments, and a $2.8 million increase in advertising and marketing related expenses.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Research, development, and engineering	$16,478	$16,795	(1.9)%	$32,354	$34,569	(6.4)%
As a percent of revenues	4.7%	5.2%		4.8%	5.4%
Research, development, and engineering costs consist primarily of salaries, benefits, and other employee expenses. The decrease in research, development, and engineering costs for the three months ended June 30, 2025, compared to the prior period was primarily due to a $1.1 million decrease in salaries, benefits, and other employee expenses and a $0.4 million decrease in a professional and other third-party services, partially offset by a $1.3 million increase in cloud computing, software, and other related expenses. The decrease in research, development, and engineering costs for the six months ended June 30, 2025, compared to the prior period was primarily due to a $3.4 million decrease in salaries, benefits, and other employee expenses and a $1.0 million decrease in professional and other third-party services, partially offset by a $2.4 million increase in cloud computing, software, and other related expenses.

General, Administrative, and Other Related Costs

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
General, administrative, and other related costs	$54,070	$48,505	11.5%	$100,980	$98,015	3.0%
As a percent of revenues	15.4%	15.1%		14.8%	15.4%
General, administrative, and other related costs consist primarily of salaries, benefits, and other employee expenses including share-based compensation and severance, changes in the fair value associated with contingent consideration, bad debt expense, professional fees, and insurance costs. The increase in general, administrative, and other related costs for the three months ended June 30, 2025 compared to the prior period was primarily due to a $6.1 million reduction in expense in 2024 from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses, which did not reoccur in 2025 and a $1.2 million increase in professional and other third-party services in 2025, partially offset by a $1.0 million decrease in salaries, benefits, and other employee expenses. The increase in general, administrative, and other related costs for the six months ended June 30, 2025 compared to the prior period was primarily due to a $6.1 million reduction in expense in 2024 from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses, which did not reoccur in 2025 and a $1.5 million increase in cloud computing, software, and other related expenses in 2025, partially offset by a $2.3 million decrease in the fair value of contingent consideration and a $2.1 million decrease in sales taxes.
Depreciation and Amortization

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Depreciation and amortization	$57,606	$52,141	10.5%	$113,438	$100,594	12.8%
As a percent of revenues	16.4%	16.3%		16.7%	15.8%
Depreciation and amortization costs consist of depreciation related to property and equipment, including internally developed software, as well as amortization of intangible assets recorded in connection with business acquisitions, and other intangible assets of the Company. The increase in depreciation and amortization for the three months ended June 30, 2025 compared to the prior period was primarily due to an increase of $3.4 million in depreciation expense as capitalized software was placed in service and an increase of $2.8 million in amortization expense as a result of new intangible assets acquired during 2024 in business combinations. The increase in depreciation and amortization for the six months ended June 30, 2025 compared to the prior period was primarily due to an increase of $7.6 million in depreciation expense as capitalized software was placed in service and an increase of $5.2 million in amortization expense as a result of new intangible assets acquired during 2024 in business combinations.
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Interest expense, net	$(6,523)	$(1,804)	261.6%	$(12,654)	$(3,573)	254.2%
Loss on sale of businesses	—	—	0.0%	—	(3,780)	(100.0)%
Gain (loss) on investments, net	4,340	3,051	42.2%	4,340	(7,654)	(156.7)%
Other (loss) income, net	(5,786)	5,267	(209.9)%	(8,589)	5,163	(266.4)%
Total non-operating expense	$(7,969)	$6,514	(222.3)%	$(16,903)	$(9,844)	71.7%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net increased during the three and six months ended June 30, 2025 compared to the prior periods primarily due to lower interest income on investments as a result of a decline in cash equivalents and a reduction in rate.

Loss on sale of businesses. Loss on sale of businesses during the six months ended June 30, 2024 represents the loss on disposal of an international business in the Technology & Shopping reportable segment.
Gain (loss) on investments, net. Gain (loss) on investments, net is generated from realized and unrealized gains or losses from investments in equity and debt securities. Gain on investments, net recorded during the three and six months ended June 30, 2025 related to the disposition of the minority equity ownership interest in OpenEvidence (formerly known as Xyla). Gain (loss) on investments, net recorded in during the three and six months ended June 30, 2024 related to the change in the fair value of our investment in Consensus common stock prior to the disposition of the investment and the results of the disposition of the Consensus common stock during the second quarter of 2024.
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
Provision for income taxes amounted to income tax expense of $4.3 million and $7.0 million for the three months ended June 30, 2025 and 2024, respectively, and $12.9 million and $15.2 million for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate was 16.8% and 19.9% for the three months ended June 30, 2025 and 2024, respectively, and 24.9% and 27.9% for the six months ended June 30, 2025 and 2024, respectively.
The decrease in our effective income tax rate for the three months ended June 30, 2025 compared to the prior period was primarily attributable to the following:
1.a partial release of the valuation allowance against our U.S. capital loss carryforwards, which resulted in a discrete benefit of $3.2 million recognized during the 2025 period as compared to a discrete tax benefit of $0.8 million recognized during the 2024 period; partially offset by
2.an increase in a discrete charge of $0.5 million due to the recognition of the foreign exchange tax impact on dividends received from the Company’s foreign subsidiaries.
The decrease in our effective income tax rate for the six months ended June 30, 2025 compared to the prior period was primarily attributable to the following:
1.a partial release of the valuation allowance against our U.S. capital loss carryforwards which resulted in a discrete tax benefit of $3.2 million recognized during the 2025 period as compared to a discrete tax expense of $2.5 million recognized during 2024 period; partially offset by
2.an increase in a discrete tax charge $1.5 million related to the vesting of share-based compensation where the cumulative book expense exceeds the realized tax deduction.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The Company currently does not expect the OBBBA to have a material impact to our effective tax rate but expect these provisions to result in a reduction of current income tax liabilities and an increase in deferred tax liabilities, which could be material. The Company will continue to assess the implications of the OBBBA and will provide further disclosures in subsequent reporting periods as necessary.

Equity Method Investment
Income from equity method investment, net of tax. Income from equity method investment was primarily generated from the investment in the OCV Fund I, LP (the “OCV Fund”) for which the Company receives annual audited financial statements. The investment in the OCV Fund is presented net of tax. The Company recognizes its share of net earnings or losses relating to the investment in the OCV Fund on a one-quarter lag due to the timing and availability of financial information from the OCV Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
Income from equity method investment was $5.1 million, net of income tax, for the three months ended June 30, 2025 compared to income from equity method investment of $8.8 million, net of income tax, for the three months ended June 30, 2024. Income from equity method investment was $11.7 million, net of income tax, for the six months ended June 30, 2025 compared to income from equity method investment of $8.2 million, net of income tax, for the six months ended June 30, 2024. The decrease in income from equity method investment, net during the three months ended June 30, 2025 compared to the prior period was primarily due to a smaller increase in the value of the underlying investment. The increase in income from equity method investment, net during the six months ended June 30, 2025 compared to the prior period was primarily due to a greater increase in the value of the underlying investment.
Segment Results
Our businesses are based on the organizational structure used by management for making operating and investment decisions and for assessing performance: (i) Technology & Shopping, (ii) Gaming & Entertainment, (iii) Health & Wellness, (iv) Connectivity, and (v) Cybersecurity & Martech. Reportable segment results presented below are exclusive of inter-segment revenues and expenses.
Technology & Shopping
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$80,776	$72,567	11.3%	$162,466	$141,834	14.5%
Operating costs and expenses	88,720	80,634	10.0%	174,373	156,535	11.4%
Operating loss	$(7,944)	$(8,067)	(1.5)%	$(11,907)	$(14,701)	(19.0)%
Technology & Shopping’s revenues of $80.8 million during the three months ended June 30, 2025 increased $8.2 million compared to the prior period primarily due to a $9.5 million increase in advertising and performance marketing revenues, primarily driven by a $12.0 million increase in the Technology business as a result of an acquisition in 2024, and a $0.8 million increase in subscription and licensing revenues, partially offset by a $1.2 million decline in other revenues.
Technology & Shopping’s revenues of $162.5 million during the six months ended June 30, 2025 increased $20.6 million compared to the prior period primarily due to a $23.1 million increase in advertising and performance marketing revenues, primarily driven by a $23.3 million increase in the Technology business as a result of an acquisition in 2024, and a $1.2 million increase in subscription and licensing revenues, partially offset by a decline of $3.7 million in other revenues.
Technology & Shopping’s operating costs and expenses of $88.7 million during the three months ended June 30, 2025 increased $8.1 million compared to the prior period driven by acquisitions during 2024 and were primarily due to a $3.2 million increase in depreciation and amortization, a $3.0 million increase in salaries, benefits, and other employee expenses, and a $2.7 million increase in professional and other third-party services, partially offset by $1.0 million decrease in partner payments.
Technology & Shopping’s operating costs and expenses of $174.4 million during the six months ended June 30, 2025 increased $17.8 million compared to the prior period driven by acquisitions during 2024 and were primarily due to a $8.0 million increase in salaries, benefits, and other employee expenses, a $7.7 million increase in depreciation and amortization, and a $3.7 million increase in professional and other third-party related expenses, partially offset by a $2.5 million decrease in partner payments.
As a result of these factors, Technology & Shopping’s operating loss of $7.9 million during the three months ended June 30, 2025 decreased $0.1 million compared to the prior period. Technology & Shopping’s operating loss of $11.9 million during the six months ended June 30, 2025 decreased $2.8 million compared to the prior period.

Gaming & Entertainment
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$46,226	$42,981	7.5%	$84,252	$79,621	5.8%
Operating costs and expenses	34,971	34,783	0.5%	64,223	60,908	5.4%
Operating income	$11,255	$8,198	37.3%	$20,029	$18,713	7.0%
Gaming & Entertainment’s revenues of $46.2 million during the three months ended June 30, 2025 increased $3.2 million compared to the prior period primarily due to a $4.1 million increase in advertising and performance marketing revenues primarily driven by an acquisition during 2024, partially offset by a $0.8 million decrease in subscription and licensing revenues.
Gaming & Entertainment’s revenues of $84.3 million during the six months ended June 30, 2025 increased $4.6 million compared to the prior period primarily due to a $5.7 million increase in advertising and performance marketing revenues primarily driven by an acquisition during 2024, partially offset by a decrease of $1.1 million in subscription and licensing revenues.
Gaming & Entertainment’s operating costs and expenses of $35.0 million during the three months ended June 30, 2025 increased $0.2 million compared to the prior period primarily due to a $0.7 million increase in cloud computing, software, and other related expenses, partially offset by a $0.5 million decrease in salaries, benefits, and other employee expenses.
Gaming & Entertainment’s operating costs and expenses of $64.2 million during the six months ended June 30, 2025 increased $3.3 million compared to the prior period primarily due to a $1.6 million increase in cloud computing, software, and other related expenses, a $0.5 million increase in partner payments, a $0.5 million increase in advertising and marketing related expenses, and a $0.4 million increase in depreciation and amortization.
As a result of these factors, Gaming & Entertainment’s operating income of $11.3 million during the three months ended June 30, 2025 increased $3.1 million compared to the prior period. Gaming & Entertainment’s operating income of $20.0 million during the six months ended June 30, 2025 increased $1.3 million compared to the prior period.
Health & Wellness
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$99,452	$85,988	15.7%	$185,238	$165,966	11.6%
Operating costs and expenses	83,434	72,686	14.8%	152,258	144,065	5.7%
Operating income	$16,018	$13,302	20.4%	$32,980	$21,901	50.6%

Health & Wellness’s revenues of $99.5 million during the three months ended June 30, 2025 increased $13.5 million compared to the prior period primarily due to a $12.2 million increase in advertising and performance marketing revenues, primarily driven by a $11.4 million increase in the Health & Wellness Consumer business due in part to an acquisition in 2025, and an increase in subscription and licensing revenues of $1.4 million, partially offset by a $0.2 million decline in other revenues.
Health & Wellness’s revenues of $185.2 million during the six months ended June 30, 2025 increased $19.3 million compared to the prior period primarily due to a $16.7 million increase in advertising and performance marketing revenues, driven by a $16.5 million increase in the Health & Wellness Consumer business due in part to an acquisition in 2025, and an increase in subscription and licensing revenues of $3.0 million, partially offset by a $0.4 million decline in other revenues.
Health & Wellness’s operating costs and expenses of $83.4 million during the three months ended June 30, 2025 increased $10.7 million compared to the prior period primarily due to a $3.8 million increase in partner payments and, due in part to an acquisition in 2025, a $1.6 million increase in salaries, benefits, and other employee expenses, a $1.4 million increase in depreciation and amortization, a $1.2 million increase in advertising and marketing related expenses, and a $1.2 million increase in other expenses
Health & Wellness’s operating costs and expenses of $152.3 million during the six months ended June 30, 2025 increased $8.2 million compared to the prior period primarily due to a $5.6 million increase in partner payments and, due in part to an acquisition in 2025, a $1.3 million increase in cloud computing, software, and other related expenses, and a $0.9 million increase in depreciation and amortization.
As a result of these factors, Health & Wellness’s operating income of $16.0 million during the three months ended June 30, 2025 increased $2.7 million compared to the prior period. Health & Wellness’s operating income of $33.0 million during the six months ended June 30, 2025 increased $11.1 million compared to the prior period.
Connectivity
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$57,406	$50,281	14.2%	$113,226	$103,429	9.5%
Operating costs and expenses	38,602	28,579	35.1%	74,910	62,369	20.1%
Operating income	$18,804	$21,702	(13.4)%	$38,316	$41,060	(6.7)%
Connectivity’s revenues of $57.4 million during the three months ended June 30, 2025 increased $7.1 million compared to the prior period primarily due to an increase of $6.4 million in subscription and licensing revenues driven primarily by a $6.1 million increase in our revenues from network performance services.
Connectivity’s revenues of $113.2 million during the six months ended June 30, 2025 increased $9.8 million compared to the prior period primarily due to an increase of $9.7 million in subscription and licensing revenues driven primarily by a $9.4 million increase in our revenues from network performance services.
Connectivity’s operating costs and expenses of $38.6 million during the three months ended June 30, 2025 increased $10.0 million compared to the prior period primarily due to a $6.1 million increase in other related expenses due to a 2024 reduction in expense from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses not recurring in 2025, a $2.1 million increase in salaries, benefits, and other employee expenses in 2025, and a $1.6 million increase in professional and other third-party services in 2025.
Connectivity’s operating costs and expenses of $74.9 million during the six months ended June 30, 2025 increased $12.5 million compared to the prior period primarily due to a $6.1 million increase in other related expenses due to a 2024 reduction in expense from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses not recurring in 2025, a $3.0 million increase in professional and other third-party services in 2025, and a $2.0 million increase in salaries, benefits, and other employee expenses in 2025.
As a result of these factors, Connectivity’s operating income of $18.8 million during the three months ended June 30, 2025 decreased $2.9 million compared to the prior period. Connectivity’s operating income of $38.3 million during the six months ended June 30, 2025 decreased $2.7 million compared to the prior period.

Cybersecurity & Martech
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$68,349	$68,983	(0.9)%	$135,663	$144,435	(6.1)%
Operating costs and expenses	56,114	57,436	(2.3)%	112,105	113,460	(1.2)%
Operating income	$12,235	$11,547	6.0%	$23,558	$30,975	(23.9)%
Cybersecurity & Martech’s revenues of $68.3 million during the three months ended June 30, 2025 decreased $0.6 million compared to the prior period primarily due to a $2.5 million decrease in subscription and licensing revenues within the Company’s martech business, partially offset by a $1.9 million increase in subscription and licensing revenues within the Company’s cybersecurity business.
Cybersecurity & Martech’s revenues of $135.7 million during the six months ended June 30, 2025 decreased $8.8 million compared to the prior period primarily due to a decline in subscription and licensing revenues within certain brands of each of the Company’s Martech business and Cybersecurity business.
Cybersecurity & Martech‘s operating costs and expenses of $56.1 million during the three months ended June 30, 2025 decreased $1.3 million compared to the prior period primarily due to a $1.2 million decrease in salaries, benefits, and other employees expenses and a $0.9 million decrease in advertising and marketing related expenses, partially offset by a $1.0 million increase in depreciation and amortization expense.
Cybersecurity & Martech‘s operating costs and expenses of $112.1 million during the six months ended June 30, 2025 decreased $1.4 million compared to the prior period primarily due to a $3.3 million decrease in salaries, benefits, and other employees expenses, a $1.5 million decrease in advertising and marketing related expenses, and $2.0 million decrease in other expenses, partially offset by a $3.7 million increase in depreciation and amortization expense and a $1.4 million increase in partner payments.
As a result of these factors, Cybersecurity & Martech’s operating income of $12.2 million during the three months ended June 30, 2025 increased $0.7 million compared to the prior period. Cybersecurity & Martech’s operating income of $23.6 million during the six months ended June 30, 2025 decreased $7.4 million compared to the prior period.
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
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$457,259	$505,880
Long-term investments	139,812	158,187
Cash, cash equivalents and investments	$597,071	$664,067
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash, cash equivalents, and investments held in domestic jurisdiction	$508,190	$581,315
Cash, cash equivalents, and investments held in foreign jurisdiction	88,881	82,752
Cash, cash equivalents, and investments	$597,071	$664,067

During the three months ended June 30, 2025, the Company received the distribution from the OCV Fund of $9.2 million. For information on long-term investments of the Company, refer to Note 4 — Investments in Part I Item 1 of this Quarterly Report on Form 10-Q for further details.
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
As of each June 30, 2025 and December 31, 2024, net availability under the Credit Agreement was $348.9 million, net of letters of credit.
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
As of June 30, 2025, we and our subsidiaries had outstanding $865.4 million in aggregate principal amount of indebtedness. As of June 30, 2025, our total future minimum lease payments were $35.2 million of which approximately $10.8 million future minimum lease payments are due in the succeeding twelve months. As of June 30, 2025, our liability for uncertain tax positions was $31.3 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, and share repurchases, if any, for at least the next 12 months.
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities (in thousands):

	Six months ended June 30,		Change
	2025	2024
Net cash provided by operating activities	$77,687	$126,122	$(48,435)
Net cash used in investing activities	$(71,600)	$(83,140)	$11,540
Net cash used in financing activities	$(66,888)	$(91,760)	$24,872

Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $48.4 million decrease in net cash provided by operating activities during the six months ended June 30, 2025 compared to the prior period was primarily related to the significant working capital usage by TDS Gift Cards (“TDS”), which has a seasonally low level of activity and free cash flow during the first half of the year. The decrease in net cash provided by operating activities includes the activities of TDS, which had a negative impact of $(86.6) million during the first half of 2025.
Investing Activities
The $11.5 million decrease in net cash used in investing activities during the six months ended June 30, 2025 compared to the prior period was primarily related to a distribution received from the OCV Fund and higher proceeds received from sale of equity investments compared to the prior period.
Financing Activities
The $24.9 million decrease in net cash used in financing activities during the six months ended June 30, 2025 compared to the prior period was primarily related to a smaller amount of cash used for share repurchases.
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
A summary of share repurchases under the 2020 Program during the six months ended June 30, 2025 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of June 30, 2025
1,834,846	$66,124	4,406,462

(1)Includes the impact of excise taxes.
Cumulatively as of June 30, 2025, 10,593,538 shares have been repurchased under the 2020 Program, at an aggregate cost of $649.7 million (including excise tax). These shares were subsequently retired. Refer to Note 10 – Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2025, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of June 30, 2025 and December 31, 2024, we had $457.3 million and $505.9 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of June 30, 2025, the carrying value and the fair value of our fixed rate debt was $865.4 million and $812.3 million, respectively. Our fixed rate debt matures as follows: $149.1 million in 2026, $263.1 million in 2028, and $460.0 million in 2030. Interest rates have risen since certain of these sources of financing were obtained. Thus, we may not be able to refinance this fixed rate debt at similar or favorable rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during the six months ended June 30, 2025, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 5 — Fair Value Measurements and Note 7 — Debt to the Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
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
During the three months ended June 30, 2025 and 2024, foreign exchange losses amounted to $5.8 million and $0.4 million, respectively. During the six months ended June 30, 2025 and 2024, foreign exchange losses amounted to $8.7 million and $0.4 million, respectively.
Cumulative translation adjustments, net of tax, included in Other comprehensive income (loss), net for the three months ended June 30, 2025 and 2024 were $18.8 million and $(0.5) million, respectively, and for the six months ended June 30, 2025 and 2024 were $30.2 million and $(7.0) million, respectively.
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
As of June 30, 2025, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cumulatively as of June 30, 2025, 10,593,538 shares have been repurchased under the 2020 Program, at an aggregate cost of $649.7 million (including excise tax).
As a result of the Company’s share repurchases, as of June 30, 2025, the number of shares of the Company’s common stock available for purchase under the 2020 Program was 4,406,462 shares.
The following table details the repurchases that were made under the 2020 Program and those made outside the 2020 Program, on a trade date basis, during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (3)
April 1, 2025 - April 30, 2025	143,161	$31.07	—	5,491,308
May 1, 2025 - May 31, 2025	384,544	$32.08	384,544	5,106,764
June 1, 2025 - June 30, 2025	700,302	$32.18	700,302	4,406,462
Total	1,228,007		1,084,846	4,406,462

(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees. Also includes shares received in connection with the sale of the Company’s minority equity ownership interest in OpenEvidence. See Note 4 - Investments in Item 1 of Part 1 of this Quarterly report on Form 10-Q.
(2)Excludes the impact of excise taxes.
(3)As of the last day of the applicable month.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1trading arrangements (as defined in Item 408(c) of Regulation S-K).

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
10.1 (1)
Form of Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance Stock Units (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 10-Q filed on May 9, 2025 (File No. 0-25965))

10.2 (1)
Restricted Stock Unit Agreement pursuant to Ziff Davis, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 10-Q filed on May 9, 2025 (File No. 0-25965))

10.3 (1)
Performance-Based Restricted Stock Unit Agreement pursuant to Ziff Davis, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Current Report on Form 10-Q filed on May 9, 2025 (File No. 0-25965))

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

ZIFF DAVIS, INC.
(registrant)

Date:	August 7, 2025	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2025	By:	/s/ LORI TANSLEY
Lori Tansley
Chief Accounting Officer
(Principal Accounting Officer)