Form 10-Q
period 2025-09-30
ZIFF DAVIS, INC.
filed 2025-11-07
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2025
OR
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

There were 39,504,872 shares outstanding of the Registrant’s common stock as of November 4, 2025.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2025

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$503,368	$505,880
Accounts receivable, net of allowances of $8,430 and $8,148, respectively	473,159	660,223
Prepaid expenses and other current assets	148,022	105,966
Total current assets	1,124,549	1,272,069
Long-term investments	119,557	158,187
Property and equipment, net of accumulated depreciation of $443,246 and $361,710, respectively	207,854	197,216
Intangible assets, net	375,321	425,749
Goodwill	1,606,184	1,580,258
Deferred income taxes	7,515	7,487
Other assets	35,954	63,368
TOTAL ASSETS	$3,476,934	$3,704,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$472,066	$670,769
Income taxes payable, current	5,508	19,715
Deferred revenue, current	203,141	199,664
Other current liabilities	17,291	9,499
Total current liabilities	698,006	899,647
Long-term debt	865,937	864,282
Deferred revenue, noncurrent	5,622	5,504
Liability for uncertain tax positions	24,163	30,296
Deferred income taxes	45,398	46,018
Other noncurrent liabilities	38,899	47,705
TOTAL LIABILITIES	1,678,025	1,893,452
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 39,993,208 and 42,848,339 shares at September 30, 2025 and December 31, 2024, respectively	400	428
Additional paid-in capital	482,667	491,891
Retained earnings	1,374,616	1,401,034
Accumulated other comprehensive loss	(58,774)	(82,471)
TOTAL STOCKHOLDERS’ EQUITY	1,798,909	1,810,882
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,476,934	$3,704,334

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenues	$363,711	$353,580	$1,044,556	$988,865
Operating costs and expenses:
Direct costs	53,152	51,170	149,334	147,081
Sales and marketing	137,835	127,418	407,113	369,184
Research, development, and engineering	15,402	15,255	47,756	49,824
General, administrative, and other related costs	53,996	52,417	154,976	150,432
Depreciation and amortization	57,319	51,351	170,757	151,945
Goodwill impairment	17,579	85,273	17,579	85,273
Total operating costs and expenses	335,283	382,884	947,515	953,739
Income (loss) from operations	28,428	(29,304)	97,041	35,126
Interest expense, net	(6,496)	(4,024)	(19,150)	(7,597)
Loss on sale of businesses	—	—	—	(3,780)
Gain (loss) on investments, net	678	—	5,018	(7,654)
Provision for credit losses on investments	(17,566)	—	(17,566)	—
Other income (loss), net	4,098	(2,633)	(4,491)	2,530
Income (loss) before income tax expense and income (loss) from equity method investment	9,142	(35,961)	60,852	18,625
Income tax expense	(12,778)	(12,539)	(25,651)	(27,760)
Income (loss) from equity method investment, net of tax	38	(77)	11,783	8,095
Net (loss) income	$(3,598)	$(48,577)	$46,984	$(1,040)

Net (loss) income per common share:
Basic	$(0.09)	$(1.11)	$1.13	$(0.02)
Diluted	$(0.09)	$(1.11)	$1.13	$(0.02)
Weighted average shares outstanding:
Basic	40,558,629	43,924,158	41,609,182	45,088,272
Diluted	40,558,629	43,924,158	41,685,149	45,088,272

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(3,598)	$(48,577)	$46,984	$(1,040)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,405)	14,514	25,788	7,521
Change in fair value on available-for-sale investments, net of tax benefit of $884 and tax expense of $(118) for the three months ended September 30, 2025 and 2024, respectively, and tax benefit of $697 and tax expense of $(200) for the nine months ended September 30, 2025 and 2024, respectively	(2,650)	352	(2,091)	630
Other comprehensive (loss) income, net of tax	(7,055)	14,866	23,697	8,151
Comprehensive (loss) income	$(10,653)	$(33,711)	$70,681	$7,111

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$46,984	$(1,040)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,757	151,945
Non-cash operating lease costs	5,603	8,392
Share-based compensation	33,676	30,633
Provision for credit losses on accounts receivable	2,493	2,289
Provision for credit losses on investments	17,566	—
Deferred income taxes, net	1,167	(14,575)
Loss on sale of businesses	—	3,780
Goodwill impairment	17,579	85,273
Changes in fair value of contingent consideration	(2,834)	—
Income from equity method investments, net	(11,783)	(8,095)
(Gain) loss on investments, net	(5,018)	7,654
Other	2,403	2,390
Decrease (increase) in:
Accounts receivable	187,760	46,576
Prepaid expenses and other current assets	(10,325)	(8,152)
Other assets	14,658	(2,794)
Increase (decrease) in:
Accounts payable	(240,398)	(66,313)
Deferred revenue	(4,708)	9,269
Accrued liabilities and other current liabilities	(9,594)	(15,150)
Net cash provided by operating activities	215,986	232,082
Cash flows from investing activities:
Purchases of property and equipment	(85,888)	(79,476)
Acquisitions, net of cash received	(67,086)	(211,526)
Distribution from equity method investment	10,756	—
Proceeds from sale of equity method investment	860	—
Proceeds from sale of equity investments	25,250	19,455
Proceeds from sale of businesses, net of cash divested	—	7,860
Other	(263)	(884)
Net cash used in investing activities	(116,371)	(264,571)
Cash flows from financing activities:
Payment of debt	—	(134,989)
Repurchase of common stock	(113,221)	(183,981)
Issuance of common stock under employee stock purchase plan	3,751	4,525
Deferred payments for acquisitions	(213)	(7,442)
Other	(1,783)	(1,209)
Net cash used in financing activities	(111,466)	(323,096)
Effect of exchange rate changes on cash and cash equivalents	9,339	4,095
Net change in cash and cash equivalents	(2,512)	(351,490)
Cash and cash equivalents at beginning of period	505,880	737,612
Cash and cash equivalents at end of period	$503,368	$386,122

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended September 30, 2025
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, July 1, 2025	41,168,057	$412	$484,498	$1,409,468	$(51,719)	$1,842,659
Net loss	—	—	—	(3,598)	—	(3,598)
Other comprehensive loss, net of tax benefit of $884	—	—	—	—	(7,055)	(7,055)
Issuance of restricted stock, net	1,710		(62)	33	—	(29)
Repurchase and retirement of common stock	(1,176,559)	(12)	(13,874)	(30,996)	—	(44,882)
Share-based compensation	—	—	12,111	—	—	12,111
Other, net	—	—	(6)	(291)	—	(297)
Balance, September 30, 2025	39,993,208	$400	$482,667	$1,374,616	$(58,774)	$1,798,909

	Three months ended September 30, 2024
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, July 1, 2024	44,740,322	$447	$476,232	$1,471,543	$(78,335)	$1,869,887
Net loss	—	—	—	(48,577)	—	(48,577)
Other comprehensive income, net of tax expense of $(118)	—	—	—	—	14,866	14,866
Issuance of restricted stock, net	526	—	(198)	88	—	(110)
Issuance of shares under employee stock purchase plan	—	—	—	—	—	—
Repurchase and retirement of common stock	(2,000,000)	(20)	(9,250)	(87,650)	—	(96,920)
Share-based compensation	—	—	10,161	—	—	10,161
Increase in fair value of conversion feature on 3.625% Convertible Notes, net of tax effect of $1,000	—	—	3,001	—	—	3,001
Other, net	—	—	325	(321)	—	4
Balance, September 30, 2024	42,740,848	$427	$480,271	$1,335,083	$(63,469)	$1,752,312

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Nine months ended September 30, 2025
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2025	42,848,339	$428	$491,891	$1,401,034	$(82,471)	$1,810,882
Net income	—	—	—	46,984	—	46,984
Other comprehensive income, net of tax benefit of $697	—	—	—	—	23,697	23,697
Issuance of restricted stock, net	165,479	3	(8,110)	3,655	—	(4,452)
Issuance of shares under employee stock purchase plan	133,956	1	3,749	—	—	3,750
Repurchase and retirement of common stock (1)	(3,154,566)	(32)	(38,457)	(76,965)	—	(115,454)
Share-based compensation	—	—	33,591	—	—	33,591
Other, net	—	—	3	(92)	—	(89)
Balance, September 30, 2025	39,993,208	$400	$482,667	$1,374,616	$(58,774)	$1,798,909

(1)Includes 143,161 shares received in connection with sale of our minority equity ownership interest in OpenEvidence during the nine months ended September 30, 2025.

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
Reclassifications
Certain prior year reported amounts have been reclassified to conform to the 2025 presentation. For the three and nine months ended September 30, 2024, the Company reclassified depreciation of $2.1 million and $5.8 million, respectively, and amortization of $49.3 million and $146.1 million, respectively from ‘Direct costs’ and ‘General, administrative, and other related costs’, respectively, to ‘Depreciation and amortization’ to conform with current period presentation.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. For the nine months ended September 30, 2025, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended December 31, 2024.
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Settlement receivables, net	$183,277	$296,553
Trade receivables, net	283,431	349,120
Other receivables	6,451	14,550
Accounts receivable, net	$473,159	$660,223
Settlement receivables, net represent amounts due from third parties that are collected by the Company and passed through to our customers, net of a fee earned by the Company, related to services provided in the facilitation of gift card processing and program management.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$147,671	$164,352
Settlement payables, net	239,293	408,747
Accrued employee related costs	31,921	55,800
Other accrued liabilities	53,181	41,870
Accounts payable and accrued expenses	$472,066	$670,769
Settlement payables, net represent amounts owed to our customers related to services provided in the facilitation of gift card processing and program management whereby, as part of our services we collect from third-parties and pass through payment to our customers, net of a fee earned by the Company.
Recent Accounting Pronouncements
Recently issued applicable accounting pronouncements not yet adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update eliminates accounting considerations for software project development stages and replaces it with the requirement to commence software capitalization when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and will be used to perform its intended function. This update further provides the guidance about “probable-to-complete” recognition threshold. Specifically, such threshold is not considered being met when there is a significant uncertainty associated with the development activities of the software, This update is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adoption of this update on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with the practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606, Revenues from Contracts with Customers (“ASC 606”). This update permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been issued or made available for issuance. The Company is currently evaluating the effect of adoption of this update on our consolidated financial statements.
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
Other
Other revenues primarily include those from the sale of hardware used in conjunction with software described above, online course revenues, game publishing revenues, and revenues from a customer acquisition platform for subscription services companies. Hardware product and related software performance obligations, such as those relating to an operating system or firmware, are highly interdependent and interrelated and are accounted for as a bundled performance obligation. The revenues for this bundled performance obligation are generally recognized at the point in time that the hardware and software products are delivered and ownership is transferred to the customer.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025 (1)	2024 (1)	2025 (1)	2024 (1)
Technology & Shopping
Advertising and performance marketing	$84,226	$80,485	$242,500	$215,645
Subscription and licensing	2,777	1,594	7,581	5,155
Other	(1,814)	5,047	(2,426)	8,160
Total Technology & Shopping revenues	$85,189	$87,126	$247,655	$228,960

Gaming & Entertainment
Advertising and performance marketing	$31,917	$34,909	$88,539	$85,839
Subscription and licensing	15,657	14,795	43,268	43,486
Other	4	10	23	10
Total Gaming & Entertainment revenues	$47,578	$49,714	$131,830	$129,335

Health & Wellness
Advertising and performance marketing	$85,587	$75,084	$237,049	$209,898
Subscription and licensing	13,679	12,751	40,494	36,539
Other	3,040	2,936	10,001	10,300
Total Health & Wellness revenues	$102,306	$90,771	$287,544	$256,737

Connectivity
Advertising and performance marketing	$3,368	$3,135	$9,057	$8,649
Subscription and licensing	49,198	48,309	149,132	138,501
Other	4,613	4,499	12,216	12,222
Total Connectivity revenues	$57,179	$55,943	$170,405	$159,372

Cybersecurity & Martech
Subscription and licensing	$69,145	$70,026	$204,808	$214,461
Other	2,314	—	2,314	—
Total Cybersecurity & Martech revenues	$71,459	$70,026	$207,122	$214,461

Total Revenues	$363,711	$353,580	$1,044,556	$988,865

(1)Amounts presented are net of inter-segment revenues.
The Company recorded $35.0 million and $33.9 million of revenues for the three months ended September 30, 2025 and 2024, respectively, and $173.9 million and $166.3 million of revenues for the nine months ended September 30, 2025 and 2024, respectively, which was previously included in the deferred revenues balance as of the beginning of each respective year.
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
Transaction Price Allocation to Future Performance Obligations
As of September 30, 2025, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $77.5 million and is expected to be recognized as follows: 22% by December 31, 2025, 49% by December 31, 2026, and 29% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the transaction price is a variable consideration that corresponds directly with the Company’s performance.

3.Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
2025 Acquisitions
The Company completed seven immaterial acquisitions during the nine months ended September 30, 2025, paying the purchase price in cash for each transaction. These acquisitions were comprised of six acquisitions that were accounted for as business combinations and one accounted for as an asset acquisition. Total consideration for these acquisitions was $81.6 million, or $76.4 million, net of cash acquired.
Goodwill recognized for these acquisitions during the nine months ended September 30, 2025 was $30.3 million, of which $21.0 million is expected to be deductible for income tax purposes. Approximately $40.2 million of definite-lived intangibles were recorded in connection with the acquisitions during the nine months ended September 30, 2025, including $25.1 million of Customer relationships, net, $7.0 million of Trade names and trademarks, net, and $8.1 million of Other purchased intangibles, net. The initial accounting for 2025 business acquisitions is incomplete due to the timing of available information and is subject to change. As of September 30, 2025, the Company has recorded provisional amounts for certain intangible assets (including customer relationships, trade names, and other purchased intangibles), preliminary acquisition date working capital, and related tax items.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed for our 2024 acquisitions (in thousands):

	Valuation
	TDS	CNET (2)
Assets and Liabilities
Cash	$142,957	$—
Accounts receivable and other current assets (1)	171,290	17,236
Intangible assets	108,340	100,500
Goodwill (2)	81,248	36,316
Deferred tax asset, noncurrent	—	11,412
Other assets	203	1,480
Accounts payable and other current liabilities	(290,161)	(11,827)
Deferred tax liability, noncurrent	(25,442)	(169)
Other noncurrent liabilities	(847)	(700)
Total	$187,588	$154,248

(1)The fair value of the assets acquired includes accounts receivable of $170.7 million (including Settlement receivables, net of $166.8 million) related to TDS and $16.5 million related to CNET.
(2)During the nine months ended September 30, 2025, we recorded a measurement period adjustment of $(1.2) million to Customer relationships, $0.7 million to Other purchased intangibles assets, $0.9 million to Accounts receivable and other current assets, $0.8 million to Other assets, $(0.7) million to Other noncurrent liabilities, and $(0.2) million to Deferred tax liability, noncurrent with corresponding adjustments to Goodwill.
The accompanying Condensed Consolidated Statements of Operations reflect the results of operations of the 2024 acquisitions since the date of each respective acquisition.

4.Investments
Investments consist of equity and debt securities.
Investment in equity securities
On October 7, 2021, we completed the separation of our cloud fax business (the “Separation”) into an independent publicly traded company. Following the Separation, the Company retained shares of publicly traded common stock of Consensus Cloud Solutions, Inc. (“Consensus”). During the second quarter of 2024, the Company sold its remaining 1,034,295 shares of Consensus common stock in the open market. As of December 31, 2024, the Company did not hold any shares of t common stock of Consensus. The Company accounted for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses were recognized in earnings. For the three and nine months ended September 30, 2024, loss of zero million and $7.7 million were recorded in the Condensed Consolidated Statement of Operations.
On July 31, 2023, the Company entered into an agreement to purchase a $25.0 million minority equity ownership interest in OpenEvidence (formerly known as Xyla), an artificial intelligence company. This minority investment was made in the form of cash and shares of the Company’s common stock. The Company accounted for its investment in OpenEvidence as an equity investment without a readily determinable fair value measured under the measurement alternative in accordance with ASC Topic 321, Investments — Equity Securities. As of December 31, 2024, the investment in OpenEvidence had a carrying value of $25.3 million, including transaction costs, and was included in ‘Long-term investments’ in the Condensed Consolidated Balance Sheets. On April 24, 2025, the Company sold its minority interest in OpenEvidence for $29.7 million, including $25.2 million in cash and 143,161 shares of the Company’s common stock, all of which had been issued in the purchase of the minority interest in OpenEvidence.
Investment in a corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million. On May 19, 2023, the Company entered into the Note Amendment Agreement (the “Amendment”) with respect to the same entity. The Amendment increased the interest rate on the convertible notes to 6%, extended the maturity date, and subordinated all existing and future obligations, liabilities, and indebtedness of the entity to the

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
entity’s senior creditor, as defined in the Amendment. This investment is included in ‘Short-term investments’ in the Condensed Consolidated Balance Sheets and is classified as available-for-sale. The investment was initially measured at its transaction price and subsequently re-measured at fair value, with unrealized gains and losses reported as a component of other comprehensive income. In evaluating the available-for-sale debt security, the Company elected to exclude accrued interest receivable from the fair value and amortized cost basis. The amortized cost of the available-for-sale debt security excluded accrued interest receivable of zero, net of allowance for credit losses of $2.6 million, as of September 30, 2025 and $2.1 million, net of allowance for credit losses of zero, as of December 31, 2024, which is presented in 'Prepaid expenses and other current assets' in the Condensed Consolidated Balance Sheets.
During the three and nine months ended September 30, 2025, based on the latest available financial and certain other information related to the issuing entity, the Company determined that the fair value of its investment in this corporate debt security was below its amortized cost. Based on this information, the Company determined that a credit loss exists. During the three and nine months ended September 30, 2025, the Company recognized the provision for credit losses of $17.6 million, respectively, on total accrued interest receivable and amortized cost of the available-for-sale debt security in ‘Provision for credit losses on investments’ in the Condensed Consolidated Statements of Operations. An additional $3.5 million, before tax, representing the excess of unrealized losses over the provision for credit losses was recognized in ‘Accumulated other comprehensive loss’ in the Condensed Consolidated Balance Sheets. There were no investments in an unrealized loss position as of December 31, 2024. The Company does not intend to sell its available-for-sale corporate debt security. In addition, it is more likely than not that the Company will not be required to sell it before recovery of the amortized cost basis, which may be at maturity.
As of September 30, 2025, the carrying value and the maximum exposure of the Company’s investment in the corporate debt security was zero and $15.0 million, with a contractual maturity date that was less than one year. As of December 31, 2024, both the carrying value and the maximum exposure of the Company’s investment in the corporate debt security was approximately $17.8 million, with a contractual maturity date that was more than one year but less than five years. Cumulative gross unrealized gains (losses) on investment in the corporate debt security as of September 30, 2025 were zero. Cumulative gross unrealized gains on investment in the corporate debt security as of December 31, 2024 were approximately $2.8 million.
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
During the three months ended September 30, 2025 and 2024, the Company recognized income (loss) from the equity method investment, net of taxes, of less than $0.1 million and $(0.1) million, net of taxes, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized income from the equity method investment, net of taxes, of $11.8 million and $8.1 million, respectively. The income in the periods presented were primarily the result of gains or losses in the underlying investments.
During the three and nine months ended September 30, 2025, the Company received a distribution from the OCV Fund of $1.5 million and $10.8 million, respectively.
As of September 30, 2025, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $119.6 million. As of December 31, 2024, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $115.0 million. These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
5.Fair Value Measurements
The Company complies with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

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
The Company has an investment in a corporate debt security that does not have a readily determinable fair value because the acquired security is privately held, not traded on any public exchange and not an investment in a mutual fund or similar investment. The investment is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt security is determined primarily based on estimates and assumptions, including Level 3 inputs. During the three and nine months ended September 30, 2025, the Company determined that the fair value of the Company’s investment in this corporate debt security fell below its amortized cost to zero based on the latest available financial and certain other information related to the issuing entity. Refer to Note 4 - Investments for further information. As of December 31, 2024, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 9% and 10%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of approximately three months to two years, depending on the probability scenario, as of December 31, 2024.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
In connection with certain of the Company’s acquisitions, contingent consideration may be payable upon achieving certain future earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross margin, and/or revenue thresholds and had a combined fair value of $6.8 million and $2.8 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the possible payments under these arrangements ranged from zero to a maximum total of $9.2 million. As of December 31, 2024, the possible payments under these arrangements ranged from zero to a maximum total of $2.8 million. As of December 31, 2024, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2025	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$115,186	$—	$—	$115,186	$115,186
Total assets measured at fair value	$115,186	$—	$—	$115,186	$115,186

Liabilities:
Contingent consideration	$—	$—	$6,768	$6,768	$6,768
Total liabilities measured at fair value	$—	$—	$6,768	$6,768	$6,768

December 31, 2024	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$85,833	$—	$—	$85,833	$85,833
Long-term investments:
Investment in corporate debt security	—	—	17,788	17,788	17,788
Total assets measured at fair value	$85,833	$—	$17,788	$103,621	$103,621

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three and nine months ended September 30, 2025 and 2024, there were no transfers that occurred between levels.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt security that are measured at fair value on a recurring basis (in thousands):

	Nine months ended September 30,
	2025		2024
	Contingent Consideration Arrangements	Corporate Debt Security	Contingent Consideration Arrangements	Corporate Debt Security
Balance as of January 1	$2,834	$17,788	$2,834	$15,699
Fair value at date of acquisition	6,865	—	—	—
Fair value adjustments (1)	(2,834)	(17,788)	—	830
Foreign currency translation adjustment	$(97)	$—	$—	$—
Balance as of September 30	$6,768	$—	$2,834	$16,529

(1)During the nine months ended September 30, 2025, the fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations and relate to changes in the expected payout against financial targets. During the nine months ended September 30, 2025 and 2024, the fair value adjustments to the corporate debt security in the table above were recorded in ‘Change in fair value on available-for-sale investments, net’ in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the portion of the change that does not relate to change in credit conditions and in the ‘Provision for credit losses on investments’ in the Condensed Consolidated Statements of Operations for the portion of the change that relates to change in credit conditions.
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
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$460,038	$431,286	$457,211	$420,935
1.75% Convertible Notes	$149,109	$144,449	$148,186	$139,976
3.625% Convertible Notes	$263,147	$253,937	$258,885	$259,200

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
6.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the nine months ended September 30, 2025 are as follows (in thousands):

	Technology & Shopping	Gaming & Entertainment	Health & Wellness	Connectivity	Cybersecurity & Martech	Consolidated
Balance as of January 1, 2025	$322,057	$68,301	$403,056	$256,942	$529,902	$1,580,258
Goodwill acquired (Note 3)	—	11,743	508	401	17,666	30,318
Goodwill impairment	—	—	—	—	(17,579)	(17,579)
Purchase accounting adjustments (1)	(291)	48	—	—	123	(120)
Foreign exchange translation	18	588	971	2,855	8,875	13,307
Balance as of September 30, 2025	$321,784	$80,680	$404,535	$260,198	$538,987	$1,606,184

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior year business acquisitions (see Note 3 — Business Acquisitions).
During the three and nine months ended September 30, 2025, the Company performed quantitative fair value tests of all of its reporting units following a sustained decline in the Company’s stock price. Based on the quantitative fair value tests, the carrying value of one reporting unit within the Cybersecurity & Martech reportable segment exceeded its fair value, and the Company recorded an impairment of approximately $17.6 million during the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2024, the Company reassessed the fair value of certain reporting units within the Technology & Shopping, Health & Wellness, and Cybersecurity & Martech reportable segments as a result of a sustained decline in the Company’s stock price, and forecasted reductions in revenue or EBITDA in certain of its reporting units. Based on the quantitative fair value test of two reporting units within the Technology & Shopping reportable segment, the carrying value of the reporting units exceeded their fair value, and the Company recorded an impairment of approximately $85.3 million during the three and nine months ended September 30, 2024.
In each period, the fair value of the reporting units was determined using an equal weighting of an income approach that was based on the discounted estimated future cash flows of the reporting unit and a market approach that uses the guideline public company approach. We believe the combination of these approaches provides an appropriate valuation because it incorporates the expected cash generation of the reporting unit in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Determining fair value using a discounted estimated future cash flow analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the discounted cash flow analyses were based on the most recent forecast for the reporting unit. For years beyond the forecast period, the estimates were based, in part, on forecasted growth rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. Determining fair value using a market approach considers multiples of financial metrics based on trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the reporting unit.
Goodwill as of September 30, 2025 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment and $17.6 million in the Cybersecurity & Martech reportable segment. Goodwill as of December 31, 2024 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Intangible Assets Subject to Amortization
As of September 30, 2025, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$391,733	$254,573	$137,160
Customer relationships	829,220	636,425	192,795
Other purchased intangibles	421,461	376,095	45,366
Total	$1,642,414	$1,267,093	$375,321

As of December 31, 2024, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$375,449	$222,430	$153,019
Customer relationships	836,254	620,926	215,328
Other purchased intangibles	421,128	363,726	57,402
Total	$1,632,831	$1,207,082	$425,749

Amortization expense, included in ‘Depreciation and amortization’ in our Condensed Consolidated Statements of Operations, was approximately $31.3 million and $28.5 million for the three months ended September 30, 2025 and 2024, respectively, and $90.7 million and $82.5 million for the nine months ended September 30, 2025 and 2024, respectively.

7.Debt
Long-term debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	149,109	149,109
3.625% Convertible Notes	263,147	263,147
Total Notes	872,294	872,294
Credit Agreement	—	—
Less: Unamortized discount	(4,637)	(5,676)
Deferred issuance costs (1)	(1,720)	(2,336)
Total long-term debt	$865,937	$864,282

(1)Includes $0.6 million and $0.7 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of September 30, 2025 and December 31, 2024, respectively, $0.5 million and $0.9 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of September 30, 2025 and December 31, 2024, respectively, and $0.6 million and $0.7 million of carrying amount of deferred issuance costs on the 3.625% Convertible Notes as of September 30, 2025 and December 31, 2024, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
As of September 30, 2025, $149.1 million of principal of the 1.75% Convertible Notes will mature in 2026, $263.1 million of principal of the 3.625% Convertible Notes will mature in 2028, and $460.0 million of principal of the 4.625% Senior Notes will mature in 2030.
4.625% Senior Notes
On October 7, 2020, the Company completed the issuance and sale of $750.0 million aggregate principal amount of its 4.625% senior notes due 2030 (the “4.625% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Company received proceeds of $742.7 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The net proceeds were used to redeem all of its then outstanding 6.0% Senior Notes due in 2025 and the remaining net proceeds were available for general corporate purposes, including acquisitions and the repurchase or redemption of other outstanding indebtedness.
These 4.625% Senior Notes bear interest at a rate of 4.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and payments commenced on April 15, 2021. The 4.625% Senior Notes mature on October 15, 2030, and are senior unsecured obligations of the Company which are guaranteed, jointly and severally, on an unsecured basis by certain of the Company’s existing and future domestic direct and indirect wholly-owned subsidiaries (collectively, the “Guarantors”). If the Company or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an Insignificant Subsidiary (as defined in the indenture pursuant to which the 4.625% Senior Notes were issued (the “Indenture”)), after the issue date, or any Insignificant Subsidiary ceases to fit within the definition of Insignificant Subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Company’s obligations under the 4.625% Senior Notes.
The Company may redeem some or all of the 4.625% Senior Notes at any time on or after October 15, 2025 at specified redemption prices plus accrued and unpaid interest, if any, up to, but excluding the redemption date. In addition, at any time prior to October 15, 2025, the Company was permitted to redeem some or all of the 4.625% Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an applicable “make-whole” premium. The discount and deferred issuance costs are being amortized, at an effective interest rate of 4.7%, to interest expense through the maturity date.
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of September 30, 2025.
Cumulatively as of September 30, 2025, the Company has repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes. There were no repurchases of 4.625% Senior Notes during the three and nine months ended September 30, 2025 and September 30, 2024.
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
On July 16, 2024, the Company exchanged approximately $400.9 million in aggregate principal amount of its 1.75% Convertible Notes as part of the Exchange Transaction, as defined below. As of September 30, 2025, the remaining principal amount of the 1.75% Convertible Notes was $149.1 million.
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The 1.75% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of September 30, 2025 and December 31, 2024, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, accordingly, the 1.75% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of September 30, 2025, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 1,398,391 shares in the aggregate), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note indenture), in certain circumstances, the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event.
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
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$652	$964	$1,957	$5,777
Amortization of discount and deferred issuance costs	125	185	373	1,128
Total interest expense related to 1.75% Convertible Notes	$777	$1,149	$2,330	$6,905
3.625% Convertible Notes
On July 16, 2024, the Company issued $263.1 million in aggregate principal amount of 3.625% Convertible Notes due 2028 (the “3.625% Convertible Notes”) and paid an aggregate of approximately $135.0 million in cash in exchange for approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes (collectively, the “Exchange Transaction”) pursuant to separate, privately negotiated exchange agreements with certain holders of the 1.75% Convertible Notes. The Exchange Transaction was accounted for as a debt modification, and accordingly, no gain or loss was recognized. In connection with the Exchange Transaction, the Company recognized an increase in the fair value of the conversion feature of the 3.625% Convertible Notes compared to the fair value of the conversion feature of the 1.75% Convertible Notes of $4.0 million, partially offset by an increase to deferred tax liabilities of $1.0 million, which is included in ‘Additional paid-in capital’ on the Condensed Consolidated Balance Sheets, and a corresponding reduction to the carrying value of the 3.625% Convertible Notes. The discount and deferred issuance costs are being amortized to interest expense through the maturity date, at an effective interest rate of 4.2%.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The 3.625% Convertible Notes bear interest at a rate of 3.625% per annum on the principal amount thereof, payable semi-annually in arrears on September 1 and March 1 of each year, beginning on March 1, 2025, to the noteholders of record of the 3.625% Convertible Notes as of the close of business on the immediately preceding August 15 and February 15, respectively. The 3.625% Convertible Notes will mature on March 1, 2028, unless earlier converted or repurchased. The 3.625% Convertible Notes can be settled in cash, the Company’s common stock at an initial conversion rate of $100 per share, or a combination of cash and the Company’s common stock, at the Company’s election.
Holders may surrender their 3.625% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2027 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 3.625% Convertible Notes on each such applicable trading day; (ii) during the 5 business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 3.625% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after December 1, 2027, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, at an initial conversion rate of 10 shares of the Company’s common stock per $1,000 principal amount of 3.625% Convertible Notes. The Company will settle conversions of the 3.625% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of September 30, 2025 and December 31, 2024, the market trigger conditions did not meet the conversion requirements of the 3.625% Convertible Notes and, accordingly, the 3.625% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of September 30, 2025, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table provides the components of interest expense related to the 3.625% Convertible Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Coupon interest expense	$2,385	$1,987	$7,154	$1,987
Amortization of discount and debt issuance costs	323	258	958	258
Total interest expense related to 3.625% Convertible Notes	$2,708	$2,245	$8,112	$2,245
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
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of September 30, 2025.
As of September 30, 2025 and December 31, 2024, availability under the Credit Agreement was $348.8 million and $348.9 million, respectively, net of letters of credit.

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
On June 13, 2025, a putative class action captioned John Milito v. Ookla, LLC, et al., 25-2-17772-6 SEA, was filed against certain subsidiaries of the Company in the Superior Court of the State of Washington, King County, alleging that subsidiaries of the Company posted certain job openings without disclosing either wage scales or salary ranges in violation of Washington law and seeking statutory damages, interest, attorney’s fees, expenses, and costs of suit, as well as injunctive and other relief.
On December 17, 2024, a putative class action captioned Dawn Fregosa v. Mashable, Inc., 24CV103566, was filed against Mashable, Inc., a subsidiary of the Company, in the Superior Court of the State of California for the County of Alameda. The complaint alleges that the Mashable website uses third-party “trackers” in violation of the California Invasion of Privacy Act and seeks statutory damages, interest, attorney’s fees, expenses, and costs of suit. On February 3, 2025, Mashable removed the action to the United States District Court for the Northern District of California, case number 25-cv-01094. On April 10, 2025, the court granted Mashable’s motion to dismiss the first amended complaint with leave to amend. On October 9, 2025, the court denied Mashable’s motion to dismiss the second amended complaint.
On June 18, 2024, a putative class action captioned Joseph Josue v. IGN Entertainment, Inc., 24-cv-11579, was filed against IGN Entertainment, Inc., a subsidiary of the Company, in United States District Court for the District of Massachusetts. The complaint alleges that IGN disclosed to third parties the titles and URLs of the videos that plaintiff viewed on the IGN website in violation of the Video Privacy Protection Act. The complaint seeks statutory damages, punitive damages, interest, attorney’s fees, expenses, and costs of suit. On July 10, 2025, the court denied IGN’s motion to dismiss the first amended complaint.
The Company does not believe, based on current knowledge, that any such legal proceedings or claims, after giving effect to any existing accrued liabilities for such legal proceedings or claims, are likely to have a material adverse effect on the Company’s overall consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows in a particular period.
Although the Company cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may be incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The Company follows a thorough process in which it seeks to estimate the reasonably possible loss or range of loss, and only if it is unable to make such an estimate does it conclude and disclose that an estimate cannot be made. Due to the uncertainty of the pending litigation discussed above, the Company cannot currently reasonably estimate the amount of any possible loss or range of loss relating to such claims.
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
The Company established reserves for these matters of $23.4 million and $25.2 million as of September 30, 2025 and December 31, 2024, respectively, which are included in ‘Accounts payable and accrued expenses’ and ‘Other noncurrent liabilities’ on the Condensed Consolidated Balance Sheets. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact on our financial results. However, as of September 30, 2025 any potential loss or range of loss was not estimable.

9.Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 139.8% and (34.9)% for the three months ended September 30, 2025 and 2024, respectively, and 42.2% and 149.0% for the nine months ended September 30, 2025 and 2024, respectively.
The Company’s effective tax rate for the three and nine months ended September 30, 2025 was disproportionally impacted by the goodwill impairment of $17.6 million related to the reassessment of the fair value of one reporting unit within the Cybersecurity & Martech reportable segment, for which no corresponding tax benefit was recorded since it is entirely related to the excess financial statement goodwill with no tax basis. The effective tax rate was further impacted by a tax shortfall related to share-based compensation, changes in the valuation allowance against its U.S. capital loss carryforwards and remeasurement of reserves for uncertain tax positions.
During the three months ended September 30, 2025, the Company recorded an additional valuation allowance against its U.S. capital loss carryforwards which resulted in a discrete tax expense of $3.8 million and a remeasurement of the reserve for uncertain tax positions, which resulted in a discrete tax expense of $1.1 million. During the nine months ended September 30, 2025, the Company recognized a discrete tax expense of $2.1 million related to the vesting of share-based compensation resulting in a tax shortfall, a $1.1 million discrete tax expense on the remeasurement of reserves for uncertain tax positions, and a net $0.5 million discrete tax expense related to changes to its valuation allowance against U.S. capital loss carryforwards.
The Company’s effective tax rate for the three and nine months ended September 30, 2024 was disproportionately impacted by the goodwill impairment of $85.3 million related to the reassessment of the fair value of certain reporting units within the Technology & Shopping reportable segment, for which no corresponding tax benefit was recorded since it entirely related to the excess financial statement goodwill with no tax basis. Additionally, during the nine months ended September 30, 2024, the Company recognized a net valuation allowance against a portion of its U. S. capital loss carryforwards, which resulted in a discrete tax charge of $2.5 million.
As of September 30, 2025 and December 31, 2024, the Company had $8.9 million and zero, respectively, for uncertain income tax positions in ‘Other current liabilities’ on the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company had $24.2 million and $30.3 million, respectively, for uncertain income tax positions in ‘Other noncurrent liabilities’ on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits associated with uncertain tax positions are recognized in income tax expense in our Condensed Consolidated Statements of Operations.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheets. The Company’s prepaid taxes were $18.3 million and $6.4 million as of September 30, 2025 and December 31, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Company currently does not expect the OBBBA to have a material impact on its effective tax rate but expects these provisions to result in a reduction of current income tax liabilities and an increase in deferred tax liabilities, which could be material. The Company will continue to assess the implications of the OBBBA and will provide further disclosures in subsequent reporting periods, as necessary.

10.Stockholders’ Equity
On August 6, 2020, the Company’s Board of Directors (the “Board”) approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through August 6, 2025 (the “2020 Program”). The Company entered into certain Rule 10b5-1 trading plans to execute repurchases under the 2020 Program.
On August 2, 2024, the Board authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional five million shares of the Company’s common stock (the “Additional Authorization”) and (ii) an extension of the expiration date of the share repurchase program from August 6, 2025 to August 2, 2029. As a result of the Additional Authorization, the aggregate number of shares of the Company’s common stock authorized for repurchase under the 2020 Program increased from up to ten million to up to 15 million shares of the Company’s common stock.
During the three and nine months ended September 30, 2025, the Company repurchased 1,176,559 and 3,011,405 shares, respectively, under the 2020 Program at an aggregate cost of approximately $43.7 million and $109.9 million, respectively (including excise tax). During the three and nine months ended September 30, 2024, the Company repurchased 2,000,000 and 3,500,000 shares, respectively under the 2020 Program at an aggregate cost of approximately $96.9 million and $181.8 million, respectively (including excise tax). Cumulatively as of September 30, 2025, 11,770,097 shares were repurchased under the 2020 Program, at an aggregate cost of $693.5 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for repurchase as of September 30, 2025 was 3,229,903 shares.
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
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the vesting of restricted stock. During the three months ended September 30, 2025 and 2024, the Company purchased and retired 926 and 2,464 shares, respectively, at an aggregate cost of less than $0.1 million and $0.1 million, respectively, from plan participants for this purpose. During the nine months ended September 30, 2025 and 2024, the Company purchased and retired 107,809 and 62,054 shares, respectively, at an aggregate cost of approximately $4.5 million and $4.1 million, respectively, from plan participants for this purpose.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
11.Share-Based Compensation
The Company’s share-based compensation plans include the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), the 2015 Stock Option Plan (the “2015 Plan”), and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Collectively, the 2015 Plan and 2024 Plan are referred to herein as the “Plans.” As of September 30, 2025, 435,135 shares underlying options and 2,153,431 restricted stock units were outstanding under the Plans. As of September 30, 2025, there were 1,926,382 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2024 Plan.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Direct costs	$72	$68	$203	$191
Sales and marketing	1,320	1,014	3,655	2,865
Research, development, and engineering	935	769	2,662	2,930
General, administrative, and other related costs (1)	9,870	8,310	27,156	24,647
Total share-based compensation expense	$12,197	$10,161	$33,676	$30,633

(1)Includes expense of $0.1 million related to liability classified awards issued to non-employees of the Company for the three and nine months ended September 30, 2025, respectively.

Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board and senior staff pursuant to the Plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board, generally three or four years for senior staff (excluding market-based awards discussed below), and three to eight years for the Chief Executive Officer. The Company granted 752,246 and 394,994 restricted stock units (excluding market-based awards discussed below) (“RSUs”) during the nine months ended September 30, 2025 and 2024, respectively.
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
The per share weighted average grant-date fair value of PSUs granted during the nine months ended September 30, 2025 and 2024 was $38.80 and $87.17, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The assumptions used in determining the weighted-average fair values of PSUs granted during the periods presented are as follows:

	Nine months ended September 30,
	2025	2024
Underlying stock price at valuation date	$38.19	$66.88
Expected volatility	34.5%	32.9%
Risk-free interest rate	3.9%	4.3%

Restricted stock award (“RSA”) and PSA activity for the nine months ended September 30, 2025 is set forth below:

	RSAs		PSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	54,829	$68.97	163,181	$36.27
Granted	—	$—	—	$—
Vested	(27,632)	$68.97	—	$—
Forfeited	—	$—	—	$—
Nonvested at September 30, 2025	27,197	$68.97	163,181	$36.27

RSU and PSU activity for the nine months ended September 30, 2025 is set forth below:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	652,227	$74.59	520,986	$82.73
Granted	752,246	$37.23	598,676	$38.80
Vested	(249,811)	$73.28	(23,477)	$78.73
Forfeited	(42,415)	$55.83	(55,001)	$58.90
Outstanding at September 30, 2025	1,112,247	$50.33	1,041,184	$58.19

(1)Represents the number of shares at 100% achievement.
As of September 30, 2025, share-based compensation cost of $0.5 million is expected to be recognized over a weighted-average period of 0.3 years for RSAs, share-based compensation cost of $39.7 million is expected to be recognized over a weighted-average period of 2.0 years for RSUs, and share-based compensation cost of $25.7 million is expected to be recognized over a weighted-average period of 2.0 years for PSUs. Share based compensation cost for PSAs is fully recognized,

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
12.Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three months ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net loss per common share:
Net loss	$(3,598)	$(3,598)	$(48,577)	$(48,577)
Plus: Convertible Notes interest expense (after-tax)	—	—	—	—
Net loss available to the Company’s common shareholders	$(3,598)	$(3,598)	$(48,577)	$(48,577)
Denominator:
Basic weighted-average outstanding shares of common stock	40,558,629	40,558,629	43,924,158	43,924,158
Dilutive effect of:
Equity incentive plans	—	—	—	—
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	40,558,629	40,558,629	43,924,158	43,924,158

Net loss per share	$(0.09)	$(0.09)	$(1.11)	$(1.11)

	Nine months ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net loss per common share:
Net income (loss)	$46,984	$46,984	$(1,040)	$(1,040)
Plus: Convertible Notes interest expense (after-tax)	—	—	—	—
Net income (loss) available to the Company’s common shareholders	$46,984	$46,984	$(1,040)	$(1,040)
Denominator:
Basic weighted-average outstanding shares of common stock	41,609,182	41,609,182	45,088,272	45,088,272
Dilutive effect of:
Equity incentive plans	—	75,967	—	—
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	41,609,182	41,685,149	45,088,272	45,088,272

Net income (loss) per share	$1.13	$1.13	$(0.02)	$(0.02)

For the three months ended September 30, 2025 and 2024, there were 2,778,944 and 1,879,840 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the net loss and average stock price during the 2025 and 2024 periods, respectively. For the nine months ended September 30, 2025 and 2024, there were 848,420 and 1,879,840 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the average stock price during the 2025 and 2024 periods and due to the net loss during 2024, respectively. For the three months ended September 30, 2025 and 2024, 4,029,861 and 4,213,808 shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation. For the nine months ended September 30, 2025 and 2024, 4,029,861 and 5,406,679 shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation.

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
Information on reportable segments revenues is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue by reportable segment:
Technology & Shopping	$85,189	$87,126	$247,655	$228,960
Gaming & Entertainment	47,578	49,714	131,830	129,335
Health & Wellness	102,306	90,771	287,544	256,737
Connectivity	57,179	55,943	170,405	159,372
Cybersecurity & Martech	71,459	70,026	207,122	214,461
Total segment revenues	363,711	353,580	1,044,556	988,865
Corporate	—	—	—	—
Total revenues	$363,711	$353,580	$1,044,556	$988,865

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Significant reportable segment expenses are set forth in the tables below (in thousands):

	Three months ended September 30, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$32,946		$10,365		$30,012		$15,278		$17,148		$105,749
Cloud computing, software, and other related expenses	6,641		2,090		4,456		4,660		11,069		28,916
Advertising and marketing related expenses	11,692		3,604		10,897		590		4,583		31,366
Partner payments	628		8,231		11,147		132		5,943		26,081
Professional and other third-party services	6,096		1,374		2,308		5,488		5,547		20,813
Goodwill impairment	—		—		—		—		17,579		17,579
Depreciation and amortization	22,599		2,949		13,406		7,116		11,121		57,191
Other	4,539	(1)	4,277	(2)	7,222	(3)	7,459	(4)	4,894	(5)	28,391
Total segment operating costs and expenses	85,141		32,890		79,448		40,723		77,884		316,086
Corporate (6)											19,197
Total operating costs and expenses											$335,283

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

	Three months ended September 30, 2024
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$31,653		$11,429		$28,211		$13,268		$17,516		$102,077
Cloud computing, software, and other related expenses	6,928		1,630		3,303		3,871		9,473		25,205
Advertising and marketing related expenses	11,043		3,702		10,144		302		6,168		31,359
Partner payments	2,043		6,286		9,911		249		5,392		23,881
Professional and other third-party services	4,342		1,643		2,132		3,754		3,952		15,823
Goodwill impairment	85,273		—		—		—		—		85,273
Depreciation and amortization	20,333		2,632		12,505		7,868		7,978		51,316
Other	4,126	(1)	7,348	(2)	6,318	(3)	5,818	(4)	4,656	(5)	28,266
Total segment operating costs and expenses	165,741		34,670		72,524		35,130		55,135		363,200
Corporate (6)											19,684
Total operating costs and expenses											$382,884

	Nine months ended September 30, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$102,522		$32,339		$85,961		$43,584		$51,896		$316,302
Cloud computing, software, and other related expenses	20,237		6,058		12,796		13,083		31,275		83,449
Advertising and marketing related expenses	36,445		10,913		30,806		2,874		13,975		95,013
Partner payments	2,140		22,296		33,031		590		17,450		75,507
Professional and other third-party services	17,993		4,192		7,602		14,851		14,777		59,415
Goodwill impairment	—		—		—		—		17,579		17,579
Depreciation and amortization	68,053		8,621		40,705		21,768		31,329		170,476
Other	12,124	(1)	12,694	(2)	20,805	(3)	18,883	(4)	11,708	(5)	76,214
Total segment operating costs and expenses	259,514		97,113		231,706		115,633		189,989		893,955
Corporate (6)											53,560
Total operating costs and expenses											$947,515

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

	Nine months ended September 30, 2024
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$93,278		$33,249		$85,194		$39,570		$55,526		$306,817
Cloud computing, software, and other related expenses	21,125		4,038		10,298		11,168		29,499		76,128
Advertising and marketing related expenses	33,074		10,511		29,242		2,453		17,018		92,298
Partner payments	6,015		19,833		26,239		693		15,454		68,234
Professional and other third-party services	12,572		4,532		6,609		10,068		13,123		46,904
Depreciation and amortization	58,111		7,865		38,917		22,485		24,520		151,898
Other	12,829	(1)	15,550	(2)	20,089	(3)	11,061	(4)	13,455	(5)	72,984
Total segment operating costs and expenses	322,277		95,578		216,588		97,498		168,595		900,536
Corporate (6)											53,203
Total operating costs and expenses											$953,739

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Information on income (loss) from operations is set forth in the table below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income (loss) from operations by reportable segment:
Technology & Shopping	$48	$(78,615)	$(11,859)	$(93,317)
Gaming & Entertainment	14,688	15,044	34,717	33,757
Health & Wellness	22,858	18,247	55,838	40,149
Connectivity	16,456	20,813	54,772	61,874
Cybersecurity & Martech	(6,425)	14,891	17,133	45,866
Total segment operating income	47,625	(9,620)	150,601	88,329
Corporate (1)	(19,197)	(19,684)	(53,560)	(53,203)
Income (loss) from operations	$28,428	$(29,304)	$97,041	$35,126

(1)Corporate includes costs associated with general, administrative, and other expenses that are managed on a global basis and that are not directly attributable to any particular segment.

Information on capital expenditures is set forth in the table below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Technology & Shopping	$4,146	$3,343	$11,746	$10,732
Gaming & Entertainment	1,776	1,013	6,180	3,446
Health & Wellness	10,010	9,125	29,733	26,796
Connectivity	7,799	5,804	20,176	19,040
Cybersecurity & Martech	6,213	6,267	17,433	19,181
Total from reportable segments	29,944	25,552	85,268	79,195
Corporate	192	291	620	281
Total capital expenditures	$30,136	$25,843	$85,888	$79,476

14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Non-cash investing activity:
Property and equipment, accrued but unpaid	$—	$—
Right-of-use assets acquired in exchange for operating lease obligations	$340	$1,035
Sale of equity investments for common stock (1)	$4,448	$—
Non-cash financing activity:
Increase in fair value of conversion feature on 3.625% Convertible Notes	$—	$4,001
Excise tax on share repurchases	$984	$1,797

(1)Represents 143,161 shares received in connection with the sale of our minority equity ownership interest in OpenEvidence during the nine months ended September 30, 2025.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Supplemental data (in thousands):

	Nine months ended September 30,
	2025	2024
Interest paid	$22,675	$16,912
Income taxes paid, net of refunds	$46,067	$49,660

15.Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive income (loss) income, net of tax, for the three months ended September 30, 2025 (in thousands):

	Unrealized Gains on Investments	Foreign Currency Translation	Total
Balance as of July 1, 2025	$2,671	$(54,390)	$(51,719)
Other comprehensive income, net of tax	(2,650)	(4,405)	(7,055)
Balance as of September 30, 2025	$21	$(58,795)	$(58,774)
The following table summarizes the changes in accumulated other comprehensive income (loss) income, net of tax, for the nine months ended September 30, 2025 (in thousands):

	Unrealized Gains on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2025	$2,112	$(84,583)	$(82,471)
Other comprehensive income, net of tax	(2,091)	25,788	23,697
Balance as of September 30, 2025	$21	$(58,795)	$(58,774)
During the three and nine months ended September 30, 2025 we reclassified $2.7 million, net of tax, out of accumulated other comprehensive loss, representing the excess of unrealized losses over the provision for credit losses on the corporate debt security. See Note 4 – Investments for further details. There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2024.

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
◦Acquire or divest businesses on acceptable terms, execute on our investment strategies, successfully manage our growth, and integrate and realize anticipated synergies from acquisitions;
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
◦Achieve positive outcomes in our pending and future legal proceedings;
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

◦Manage certain risks inherent to our business, such as costs associated with fraudulent activity, system failure, or security breach; effectively maintaining and managing our billing systems; the time and resources required to manage our legal proceedings; liability for legal and other claims; our ability to consummate a sale of one or more of our business lines pursuant to our announced review of potential value-creating opportunities, or adhering to our internal controls and procedures;
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
Other - Other revenues primarily include those from the sale of hardware used in conjunction with software, online course revenues, and game publishing revenues, and revenues from a customer acquisition platform for subscription services companies.
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Technology & Shopping
Advertising and performance marketing	$84,226	$80,485	$242,500	$215,645
Subscription and licensing	2,777	1,594	7,581	5,155
Other	(1,814)	5,047	(2,426)	8,160
Total Technology & Shopping revenues	$85,189	$87,126	$247,655	$228,960

Gaming & Entertainment
Advertising and performance marketing	$31,917	$34,909	$88,539	$85,839
Subscription and licensing	15,657	14,795	43,268	43,486
Other	4	10	23	10
Total Gaming & Entertainment revenues	$47,578	$49,714	$131,830	$129,335

Health & Wellness
Advertising and performance marketing	$85,587	$75,084	$237,049	$209,898
Subscription and licensing	13,679	12,751	40,494	36,539
Other	3,040	2,936	10,001	10,300
Total Health & Wellness revenues	$102,306	$90,771	$287,544	$256,737

Connectivity
Advertising and performance marketing	$3,368	$3,135	$9,057	$8,649
Subscription and licensing	49,198	48,309	149,132	138,501
Other	4,613	4,499	12,216	12,222
Total Connectivity revenues	$57,179	$55,943	$170,405	$159,372

Cybersecurity & Martech
Subscription and licensing	$69,145	$70,026	$204,808	$214,461
Other	2,314	—	2,314	—
Total Cybersecurity & Martech revenues	$71,459	$70,026	$207,122	$214,461

Total Revenues	$363,711	$353,580	$1,044,556	$988,865
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
The following table sets forth certain key operating metrics for the advertising and performance marketing revenues based on the reportable segment for the three months ended September 30, 2025 and 2024.

	Three months ended September 30,
	2025	2024
Technology & Shopping
Net advertising and performance marketing revenue retention (1)	94.0%	91.0%
Customers (2)	634	599
Quarterly revenue per customer (3)	$132,849	$134,366

Gaming & Entertainment
Net advertising and performance marketing revenue retention (1)	88.8%	96.0%
Customers (2)	431	429
Quarterly revenue per customer (3)	$74,053	$81,373

Health & Wellness
Net advertising and performance marketing revenue retention (1)	102.1%	93.3%
Customers (2)	825	795
Quarterly revenue per customer (3)	$103,132	$93,975

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

The following table sets forth certain key operating metrics for subscription and licensing revenues based on the reportable segment for the three months ended September 30, 2025 and 2024.

	Three months ended September 30,
	2025	2024
Gaming & Entertainment
Customers (1)(2)	514,000	484,000
Average quarterly revenue per customer (2)(3)	$30.49	$30.60

Health & Wellness
Customers (1)(2)	1,902,000	1,731,000
Average quarterly revenue per customer (2)(3)	$7.17	$7.38

Connectivity
Customers (1)(2)	25,000	24,000
Average quarterly revenue per customer (2)(3)	$1,988	$1,972

Cybersecurity & Martech
Customers (1)(4)	1,232,000	1,251,000
Average quarterly revenue per customer (3)	$56.13	$55.99

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

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2024 Annual Report on Form 10-K filed with the SEC on February 25, 2025. During the nine months ended September 30, 2025, there were no significant changes in our critical accounting policies and estimates. See Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company.
Goodwill
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
During the three and nine months ended September 30, 2025, the Company performed quantitative fair value tests of all of its reporting units following a sustained decline in the Company’s stock price. Based on the quantitative fair value tests, the carrying value of one reporting unit within the Cybersecurity & Martech reportable segment exceeded its fair value, and the Company recorded an impairment of approximately $17.6 million during the three and nine months ended September 30, 2025. Following the impairment at one reporting unit within the Cybersecurity & Martech reportable segment, there was no excess fair value over carrying value at that reporting unit. Goodwill at this reporting unit was $177.7 million as of September 30, 2025. There were no other reporting units with less than 10% excess fair value over carrying value as of the most recent evaluation that may be at risk of impairment as of September 30, 2025. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

During the three and nine months ended September 30, 2024, the Company reassessed the fair value of certain reporting units within the Technology & Shopping, Health & Wellness, and Cybersecurity & Martech reportable segments following a sustained decline in the Company’s stock price, and forecasted reductions in revenue or EBITDA in those reporting units. Based on the quantitative fair value test of two reporting units within the Technology & Shopping reportable segment, the carrying value of the reporting units exceeded their fair value, and the Company recorded an impairment of approximately $85.3 million during the three and nine months ended September 30, 2024.
In each period, the fair value of the reporting units was determined using an equal weighting of an income approach that was based on the discounted estimated future cash flows of the reporting unit and a market approach that uses the guideline public company approach. We believe the combination of these approaches provides an appropriate valuation because it incorporates the expected cash generation of the reporting unit in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Determining fair value using a discounted estimated future cash flow analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the discounted cash flow analyses were based on the most recent forecast for the reporting unit. For years beyond the forecast period, the estimates were based, in part, on forecasted growth rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. Determining fair value using a market approach considers multiples of financial metrics based on trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the reporting unit. Refer to Note 6 — Goodwill and Intangible Assets in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
Results of Operations for the Three and Nine Months Ended September 30, 2025
The main focus of our Technology & Shopping, Gaming & Entertainment, and Health & Wellness platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and applications and those included within our advertising networks, and improve the effectiveness of our content as well as our subscription services and licenses. The operating margin we realize on revenues generated from ads placed on our websites and applications is significantly higher than the operating margin we realize from revenues generated from those placed on third-party websites and applications. Growth in advertising revenues from our websites and applications has generally exceeded that from third-party websites and applications. This trend has generally had a positive impact on our operating margins.
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

Revenues

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$363,711	$353,580	2.9%	$1,044,556	$988,865	5.6%
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
Our revenues increased during the three months ended September 30, 2025 compared to the prior period primarily due to a $11.5 million increase in advertising and performance marketing revenues. This increase was driven primarily by a $10.5 million increase in our Health & Wellness reportable segment and a $3.7 million increase in our Technology & Shopping reportable segment, partially offset by a $3.0 million decrease in Gaming & Entertainment reportable segment. Subscription and licensing revenues increased $3.0 million compared to the prior year period due primarily to a $1.2 million increase in our Technology & Shopping reportable segment. Other revenues decreased $4.3 million compared to the prior year period due primarily to a $6.9 million decrease in our Technology & Shopping reportable segment, partially offset by a $2.3 million increase in our Cybersecurity & Martech reportable segment.
Our revenues increased during the nine months ended September 30, 2025 compared to the prior period primarily due to a $57.1 million increase in advertising and performance marketing revenues. This increase was driven primarily by a $27.2 million increase in our Health & Wellness reportable segment and a $26.9 million increase in our Technology & Shopping reportable segment. Subscription and licensing revenues increased $7.1 million compared to the prior year period due primarily to a $10.6 million increase in our Connectivity reportable segment, a $4.0 million increase in our Health & Wellness reportable segment, a $2.4 million increase in our Technology & Shopping reportable segment, partially offset by a $9.7 million decrease in our Cybersecurity & Martech reportable segment. Other revenues decreased $8.6 million compared to the prior year period due primarily to a $10.6 million decrease in our Technology & Shopping reportable segment, partially offset by a $2.3 million increase in our Cybersecurity & Martech reportable segment.
Direct costs

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Direct costs	$53,152	$51,170	3.9%	$149,334	$147,081	1.5%
As a percent of revenues	14.6%	14.5%		14.3%	14.9%
Direct costs represent the Company’s cost of revenues and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, and processing fees. The increase in direct costs for the three months ended September 30, 2025 compared to the prior period was primarily due to a $1.9 million increase in cloud computing, software, and other related expenses. The increase in direct costs for the nine months ended September 30, 2025 compared to the prior period was primarily due to a $1.9 million increase in cloud computing, software, and other related expenses, as well as $1.7 million increase in professional and third-party services, partially offset by a $1.6 million decrease in advertising and marketing related expenses.
Sales and Marketing

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Sales and marketing	$137,835	$127,418	8.2%	$407,113	$369,184	10.3%
As a percent of revenues	37.9%	36.0%		39.0%	37.3%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing expenses during the three months ended September 30, 2025 compared to the prior period was primarily due to a $4.5 million increase in salaries, benefits, and other employee expenses as a result of current and prior year acquisitions, a $2.4 million increase in professional and third-party services as a result of a current year acquisition, a $1.3 million increase in advertising and marketing related expenses, and a $1.3 million increase in partner payments. The increase in sales and marketing expenses during the nine months ended September 30, 2025 compared to the prior period was primarily due to a $16.4 million increase in salaries, benefits, and other employee expenses as a result of current and prior year acquisitions, a $9.0 million increase in professional and third-party services as a result of a current year acquisition, a $7.5 million increase in partner payments, and a $4.1 million increase in advertising and marketing related expenses.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Research, development, and engineering	$15,402	$15,255	1.0%	$47,756	$49,824	(4.2)%
As a percent of revenues	4.2%	4.3%		4.6%	5.0%
Research, development, and engineering costs consist primarily of salaries, benefits, and other employee expenses. The increase in research, development, and engineering costs for the three months ended September 30, 2025, compared to the prior period was primarily due to a $1.2 million increase in cloud computing, software, and other related expenses, partially offset by a $0.9 million decrease in a professional and other third-party services. The decrease in research, development, and engineering costs for the nine months ended September 30, 2025, compared to the prior period was primarily due to a $3.7 million decrease in salaries, benefits, and other employee expenses and a $1.9 million decrease in professional and other third-party services, partially offset by a $3.6 million increase in cloud computing, software, and other related expenses.
General, Administrative, and Other Related Costs

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
General, administrative, and other related costs	$53,996	$52,417	3.0%	$154,976	$150,432	3.0%
As a percent of revenues	14.8%	14.8%		14.8%	15.2%
General, administrative, and other related costs consist primarily of salaries, benefits, and other employee expenses including share-based compensation and severance, changes in the fair value associated with contingent consideration, bad debt expense, professional fees, and insurance costs. The increase in general, administrative, and other related costs for the three months ended September 30, 2025 compared to the prior period was primarily due to a $2.3 million increase in professional and other third-party services, partially offset by a $0.9 million decrease in other expenses. The increase in general, administrative, and other related costs for the nine months ended September 30, 2025 compared to the prior period was primarily due to a $3.4 million increase in professional and other third-party services and a $1.9 million increase in cloud computing, software, and other related expenses, partially offset by a $1.2 million decrease in salaries, benefits, and other employee expenses.
Depreciation and Amortization

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Depreciation and amortization	$57,319	$51,351	11.6%	$170,757	$151,945	12.4%
As a percent of revenues	15.8%	14.5%		16.3%	15.4%
Depreciation and amortization costs consist of depreciation related to property and equipment, including internally developed software, as well as amortization of intangible assets recorded in connection with business acquisitions, and other intangible assets of the Company. The increase in depreciation and amortization for the three months ended September 30, 2025 compared to the prior period was primarily due to an increase of $3.7 million in depreciation expense as capitalized software was placed in service and an increase of $2.7 million in amortization expense primarily as a result of new intangible assets acquired during 2024 in business combinations. The increase in depreciation and amortization for the nine months ended September 30, 2025 compared to the prior period was primarily due to an increase of $11.3 million in depreciation expense as capitalized software was placed in service and an increase of $7.9 million in amortization expense primarily as a result of new intangible assets acquired during 2024 in business combinations.
Goodwill Impairment
Goodwill impairment was $17.6 million for the three and nine months ended September 30, 2025, respectively, and related to a reporting unit within the Cybersecurity & Martech reportable segment. Goodwill impairment was $85.3 million for the three and nine months ended September 30, 2024, respectively, and related to reporting units within the Technology & Shopping reportable segment. Refer to Note 6 — Goodwill and Intangible Assets in Part I Item 1 of this Quarterly Report on Form 10-Q for further details.
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Interest expense, net	$(6,496)	$(4,024)	61.4%	$(19,150)	$(7,597)	152.1%
Loss on sale of businesses	—	—	0.0%	—	(3,780)	(100.0)%
Gain (loss) on investments, net	678	—	100%	5,018	(7,654)	(165.6)%
Provision for credit losses on investments	(17,566)	—	(100%)	(17,566)	—	(100%)
Other income (loss), net	4,098	(2,633)	(255.6)%	(4,491)	2,530	(277.5)%
Total non-operating expense	$(19,286)	$(6,657)	189.7%	$(36,189)	$(16,501)	119.3%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net increased during the three and nine months ended September 30, 2025 compared to the prior periods primarily due to lower interest income on investments as a result of a decline in cash equivalents and a reduction in rate.
Loss on sale of businesses. Loss on sale of businesses during the nine months ended September 30, 2024 represents the loss on disposal of an international business in the Technology & Shopping reportable segment.
Gain (loss) on investments, net. Gain (loss) on investments, net is generated from realized and unrealized gains or losses from investments in equity and debt securities. Gain on investments, net recorded during the three months ended September 30, 2025 related to the sale of an immaterial equity method investment. Gain on investments, net recorded during the nine months ended September 30, 2025 primarily related to the disposition of the minority equity ownership interest in OpenEvidence (formerly known as Xyla). Gain (loss) on investments, net recorded during the three and nine months ended September 30, 2024 related to the change in the fair value of our investment in Consensus common stock prior to the disposition of the investment and the results of the disposition of the Consensus common stock during the second quarter of 2024.
Provision for credit losses on investments. Provision for credit losses on investments during the three and nine months ended September 30, 2025 was generated from a provision for credit losses on the investment in corporate debt security, including accrued interest receivable.
Other income (loss), net. Other income (loss), net is generated primarily from miscellaneous items and gains or losses on foreign currency. The change was primarily attributable to changes in gains or losses on foreign currency.

Income Taxes
Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing), and different tax rates in the various jurisdictions in which we operate. The tax basis of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.
Provision for income taxes amounted to income tax expense of $12.8 million and $(12.5) million for the three months ended September 30, 2025 and 2024, respectively, and $25.7 million and $(27.8) million for the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate was 139.8% and (34.9)% for the three months ended September 30, 2025 and 2024, respectively, and 42.2% and 149.0% for the nine months ended September 30, 2025 and 2024, respectively.
The increase in our effective income tax rate for the three months ended September 30, 2025 compared to the prior period was primarily attributable to the following:
1.$17.6 million goodwill impairment recognized for book purposes during 2025 as compared to $85.3 million in 2024. Since the impairment related to excess financial statement goodwill with no tax basis, no corresponding tax benefits were recognized resulting in a disproportionate effective income tax rate for both years;
2.an increase in our effective income tax rate due to a recognition of a valuation allowance related to a credit loss recognized on the investment in available-for-sale corporate debt security resulting in a discrete charge of $3.8 million.
The decrease in our effective income tax rate for the nine months ended September 30, 2025 compared to the prior period was primarily attributable to the following:
1.$17.6 million goodwill impairment recognized for book purposes during 2025 as compared to $85.3 million in 2024. Since the impairment related to excess financial statement goodwill with no tax basis, no corresponding tax benefits were recognized resulting in a disproportionate effective income tax rate for both years;
2.a change in the valuation allowance against U.S. capital loss, which resulted in a net $0.5 million discrete tax expense recognized during the 2025 period as compared to a discrete tax expense of $2.5 million recognized during 2024; partially offset by
3.an increase in the discrete tax charge related to the vesting of share-based compensation resulting in a $1.2 million greater tax shortfall period over period.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The Company currently does not expect the OBBBA to have a material impact on its effective tax rate but expects these provisions to result in a reduction of current income tax liabilities and an increase in deferred tax liabilities, which could be material. The Company will continue to assess the implications of the OBBBA and will provide further disclosures in subsequent reporting periods, as necessary.
Equity Method Investment
Income (loss) from equity method investment, net of tax. Income from equity method investment was primarily from the investment in the OCV Fund I, LP (the “OCV Fund”) for which the Company receives annual audited financial statements. The investment in the OCV Fund is presented net of tax. The Company recognizes its share of net earnings or losses relating to the investment in the OCV Fund on a one-quarter lag due to the timing and availability of financial information from the OCV Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
Income from equity method investment was less than $0.1 million, net of income tax, for the three months ended September 30, 2025 compared to loss from equity method investment of $0.1 million, net of income tax, for the three months ended September 30, 2024. Income from equity method investment was $11.8 million, net of income tax, for the nine months ended September 30, 2025 compared to income from equity method investment of $8.1 million, net of income tax, for the nine months ended September 30, 2024. The increase in income from equity method investment, net during the three months ended September 30, 2025 compared to the prior period was primarily due to an increase in the value of the underlying investment. The increase in income from equity method investment, net during the nine months ended September 30, 2025 compared to the prior period was primarily due to a greater increase in the value of the underlying investment.
Segment Results
The Company’s reportable segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company has five reportable segments: (i) Technology & Shopping, (ii) Gaming & Entertainment, (iii) Health & Wellness, (iv) Connectivity, and (v) Cybersecurity & Martech. Reportable segment results presented below exclude inter-segment revenues and expenses.
Technology & Shopping
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$85,189	$87,126	(2.2)%	$247,655	$228,960	8.2%
Operating costs and expenses	85,141	165,741	(48.6)%	259,514	322,277	(19.5)%
Operating income (loss)	$48	$(78,615)	(100.1)%	$(11,859)	$(93,317)	(87.3)%
Technology & Shopping’s revenues of $85.2 million during the three months ended September 30, 2025 decreased $1.9 million compared to the prior period primarily due to a $6.9 million decline in other revenues driven by a decline in game publishing revenues, partially offset by a $3.7 million increase in advertising and performance marketing revenues, primarily driven by an increase in the Technology business as a result of an acquisition in 2024, and a $1.2 million increase in subscription and licensing revenues.
Technology & Shopping’s revenues of $247.7 million during the nine months ended September 30, 2025 increased $18.7 million compared to the prior period primarily due to a $26.9 million increase in advertising and performance marketing revenues, primarily driven by an increase in the Technology business as a result of an acquisition in 2024, and a $2.4 million increase in subscription and licensing revenues, partially offset by a decline of $10.6 million in other revenues driven by a decline in game publishing revenues.
Technology & Shopping’s operating costs and expenses of $85.1 million during the three months ended September 30, 2025 decreased $80.6 million compared to the prior period primarily driven by a $85.3 million goodwill impairment recognized during the three months ended September 30, 2024, which did not recur in 2025 period, partially offset by $2.3 million increase in depreciation and amortization.
Technology & Shopping’s operating costs and expenses of $259.5 million during the nine months ended September 30, 2025 decreased $62.8 million compared to the prior period primarily driven by a $85.3 million goodwill impairment recognized during the nine months ended September 30, 2024, which did not recur in 2025 period, partially offset by a $9.9 million increase in depreciation and amortization driven by acquisitions during 2024, and a $9.2 million increase in salaries, benefits, and other employee expenses.
As a result of these factors, Technology & Shopping’s operating income of less than $0.1 million during the three months ended September 30, 2025 decreased $78.7 million compared to the prior period. Technology & Shopping’s operating loss of $11.9 million during the nine months ended September 30, 2025 decreased $81.5 million compared to the prior period.

Gaming & Entertainment
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$47,578	$49,714	(4.3)%	$131,830	$129,335	1.9%
Operating costs and expenses	32,890	34,670	(5.1)%	97,113	95,578	1.6%
Operating income	$14,688	$15,044	(2.4)%	$34,717	$33,757	2.8%
Gaming & Entertainment’s revenues of $47.6 million during the three months ended September 30, 2025 decreased $2.1 million compared to the prior period primarily due to a $3.0 million decrease in advertising and performance marketing revenues, partially offset by a $0.9 million increase in subscription and licensing revenues.
Gaming & Entertainment’s revenues of $131.8 million during the nine months ended September 30, 2025 increased $2.5 million compared to the prior period primarily due to a $2.7 million increase in advertising and performance marketing revenues, partially offset by a decrease of $0.2 million in subscription and licensing revenues.
Gaming & Entertainment’s operating costs and expenses of $32.9 million during the three months ended September 30, 2025 decreased $1.8 million compared to the prior period primarily due to a $3.1 million decrease in other expenses and a $1.1 million decrease in salaries, benefits, and other employee expenses, partially offset by a $1.9 million increase in partner payments.
Gaming & Entertainment’s operating costs and expenses of $97.1 million during the nine months ended September 30, 2025 increased $1.5 million compared to the prior period primarily due to a $2.5 million increase in partner payments, a $2.0 million increase in cloud computing, software, and other related expenses, partially offset by a $2.9 million decrease in other expenses.
As a result of these factors, Gaming & Entertainment’s operating income of $14.7 million during the three months ended September 30, 2025 decreased $0.4 million compared to the prior period. Gaming & Entertainment’s operating income of $34.7 million during the nine months ended September 30, 2025 increased $1.0 million compared to the prior period.
Health & Wellness
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$102,306	$90,771	12.7%	$287,544	$256,737	12.0%
Operating costs and expenses	79,448	72,524	9.5%	231,706	216,588	7.0%
Operating income	$22,858	$18,247	25.3%	$55,838	$40,149	39.1%

Health & Wellness’s revenues of $102.3 million during the three months ended September 30, 2025 increased $11.5 million compared to the prior period primarily due to a $10.5 million increase in advertising and performance marketing revenues, primarily driven by a $9.6 million increase in the Health & Wellness Consumer business due in part to an acquisition in 2025, and a $0.9 million increase in subscription and licensing revenues, and a $0.1 million increase in other revenues.
Health & Wellness’s revenues of $287.5 million during the nine months ended September 30, 2025 increased $30.8 million compared to the prior period primarily due to a $27.2 million increase in advertising and performance marketing revenues, driven by a $26.1 million increase in the Health & Wellness Consumer business due in part to an acquisition in 2025, and a $4.0 million increase in subscription and licensing revenues, partially offset by a $0.3 million decline in other revenues.
Health & Wellness’s operating costs and expenses of $79.4 million during the three months ended September 30, 2025 increased $6.9 million compared to the prior period primarily due to a $1.8 million increase in salaries, benefits, and other employee expenses, a $1.2 million increase in partner payments, and a $1.2 million increase in cloud computing, software, and other related expenses.
Health & Wellness’s operating costs and expenses of $231.7 million during the nine months ended September 30, 2025 increased $15.1 million compared to the prior period primarily due to a $6.8 million increase in partner payments due in part to an acquisition in 2025, a $2.5 million increase in cloud computing, software, and other related expenses, and a $1.8 million increase in depreciation and amortization.
As a result of these factors, Health & Wellness’s operating income of $22.9 million during the three months ended September 30, 2025 increased $4.6 million compared to the prior period. Health & Wellness’s operating income of $55.8 million during the nine months ended September 30, 2025 increased $15.7 million compared to the prior period.
Connectivity
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$57,179	$55,943	2.2%	$170,405	$159,372	6.9%
Operating costs and expenses	40,723	35,130	15.9%	115,633	97,498	18.6%
Operating income	$16,456	$20,813	(20.9)%	$54,772	$61,874	(11.5)%
Connectivity’s revenues of $57.2 million during the three months ended September 30, 2025 increased $1.2 million compared to the prior period primarily due to an increase of $0.9 million in subscription and licensing revenues driven by a $1.1 million increase in our revenues from network performance services.
Connectivity’s revenues of $170.4 million during the nine months ended September 30, 2025 increased $11.0 million compared to the prior period primarily due to an increase of $10.6 million in subscription and licensing revenues driven primarily by a $10.5 million increase in our revenues from network performance services.
Connectivity’s operating costs and expenses of $40.7 million during the three months ended September 30, 2025 increased $5.6 million compared to the prior period primarily due to a $2.0 million increase in salaries, benefits, and other employee expenses, a $1.7 million increase in professional and other third-party services, and a $1.6 million increase in other related expenses.
Connectivity’s operating costs and expenses of $115.6 million during the nine months ended September 30, 2025 increased $18.1 million compared to the prior period primarily due to a $7.8 million increase in other related expenses due to a 2024 reduction in expense from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses not recurring in 2025, a $4.8 million increase in professional and other third-party services in 2025, and a $4.0 million increase in salaries, benefits, and other employee expenses in 2025.
As a result of these factors, Connectivity’s operating income of $16.5 million during the three months ended September 30, 2025 decreased $4.4 million compared to the prior period. Connectivity’s operating income of $54.8 million during the nine months ended September 30, 2025 decreased $7.1 million compared to the prior period.

Cybersecurity & Martech
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$71,459	$70,026	2.0%	$207,122	$214,461	(3.4)%
Operating costs and expenses	77,884	55,135	41.3%	189,989	168,595	12.7%
Operating (loss) income	$(6,425)	$14,891	(143.1)%	$17,133	$45,866	(62.6)%
Cybersecurity & Martech’s revenues of $71.5 million during the three months ended September 30, 2025 increased $1.4 million compared to the prior period primarily due to a $2.5 million increase in subscription and licensing revenues within the Company’s Cybersecurity business and a $2.3 million increase in other revenues related to a business acquired in 2025 within the Company’s Martech business, partially offset by a $3.4 million decrease in subscription and licensing revenues within the Company’s Martech business.
Cybersecurity & Martech’s revenues of $207.1 million during the nine months ended September 30, 2025 decreased $7.3 million compared to the prior period primarily due to a $9.7 million decline in subscription and licensing revenues within certain brands of each of the Company’s Martech business and Cybersecurity business, partially offset by a $2.3 million increase in other revenues related to a business acquired in 2025.
Cybersecurity & Martech‘s operating costs and expenses of $77.9 million during the three months ended September 30, 2025 increased $22.7 million compared to the prior period primarily due to a $17.6 million goodwill impairment, a $3.1 million increase in depreciation and amortization expense, a $1.6 million increase in cloud computing, software, and other related expenses, and a $1.6 million increase in professional and other third-party services, partially offset by a $1.6 million decrease in advertising and marketing related expenses.
Cybersecurity & Martech‘s operating costs and expenses of $190.0 million during the nine months ended September 30, 2025 increased $21.4 million compared to the prior period primarily due to a $17.6 million goodwill impairment, a $6.8 million increase in depreciation and amortization expense, a $2.0 million increase in partner payments, and a $1.8 million increase in cloud computing, software, and other related expenses, partially offset by a $3.6 million decrease in salaries, benefits, and other employees expenses and a $3.0 million decrease in advertising and marketing related expenses.
As a result of these factors, Cybersecurity & Martech’s operating loss of $6.4 million during the three months ended September 30, 2025 increased $21.3 million compared to the prior period. Cybersecurity & Martech’s operating income of $17.1 million during the nine months ended September 30, 2025 decreased $28.7 million compared to the prior period.

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
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$503,368	$505,880
Long-term investments	119,557	158,187
Cash, cash equivalents and investments	$622,925	$664,067
Cash, cash equivalents, and investments held within domestic and foreign jurisdictions were as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash, cash equivalents, and investments held in domestic jurisdiction	$527,762	$581,315
Cash, cash equivalents, and investments held in foreign jurisdiction	95,163	82,752
Cash, cash equivalents, and investments	$622,925	$664,067
During the three and nine months ended September 30, 2025, the Company received the distribution from the OCV Fund of $1.5 million and $10.8 million, respectively. For information on long-term investments of the Company, refer to Note 4 — Investments in Part I Item 1 of this Quarterly Report on Form 10-Q for further details.
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
As of each September 30, 2025 and December 31, 2024, net availability under the Credit Agreement was $348.8 million and $348.9 million, respectively, net of letters of credit.
On July 16, 2024, the Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes due 2028 (the “3.625% Convertible Notes”) and paid an aggregate of approximately $135.0 million in cash in exchange for approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes (collectively, the “Exchange Transaction”) pursuant to separate, privately negotiated exchange agreements with certain holders of the 1.75% Convertible Notes. The 3.625% Convertible Notes bear interest at a rate of 3.625% per annum on the principal amount thereof, payable semi-annually in arrears on September 1 and March 1 of each year, beginning on March 1, 2025, to the noteholders of record of the 3.625% Convertible Notes as of the close of business on the immediately preceding August 15 and February 15, respectively. The 3.625% Convertible Notes will mature on March 1, 2028, unless earlier converted or repurchased. The 3.625% Convertible Notes can be settled in cash, the Company’s common stock at an initial conversion rate of $100 per share, or a combination of cash and the Company’s common stock, at the Company’s election. See Note 7 – Debt in Part I Item 1 of this Quarterly Report on Form 10-Q for further details.
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
As of September 30, 2025, we and our subsidiaries had outstanding $865.9 million in aggregate principal amount of indebtedness. As of September 30, 2025, our total future minimum lease payments were $30.4 million of which approximately $8.5 million future minimum lease payments are due in the succeeding twelve months. As of September 30, 2025, our liability for uncertain tax positions was $33.1 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, principal payments on our indebtedness, and share repurchases, if any, for at least the next 12 months.
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities (in thousands):

	Nine months ended September 30,		Change
	2025	2024
Net cash provided by operating activities	$215,986	$232,082	$(16,096)
Net cash used in investing activities	$(116,371)	$(264,571)	$148,200
Net cash used in financing activities	$(111,466)	$(323,096)	$211,630
Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $16.1 million decrease in net cash provided by operating activities during the nine months ended September 30, 2025 compared to the prior period was primarily related to the working capital usage by TDS Gift Cards (“TDS”). The decrease in net cash provided by operating activities includes the activities of TDS, which had a negative impact of $(47.6) million during the nine months ended September 30, 2025.
Investing Activities
The $148.2 million decrease in net cash used in investing activities during the nine months ended September 30, 2025 compared to the prior period was primarily related to lower cash used on business acquisitions during the nine months ended September 30, 2025.
Financing Activities
The $211.6 million decrease in net cash used in financing activities during the nine months ended September 30, 2025 compared to the prior period was primarily related to an absence in the 2025 period of cash outflows related to a settlement of a portion of the outstanding principal amount of the Company’s 1.75% Convertible Notes, which occurred during the nine months ended September 30, 2024, as well as a smaller amount of cash used for share repurchases.
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
A summary of share repurchases under the 2020 Program during the nine months ended September 30, 2025 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of September 30, 2025
3,011,405	$109,854	3,229,903

(1)Includes the impact of excise taxes.
Cumulatively as of September 30, 2025, 11,770,097 shares have been repurchased under the 2020 Program, at an aggregate cost of $693.5 million (including excise tax). These shares were subsequently retired. Refer to Note 10 – Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2025, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of September 30, 2025 and December 31, 2024, we had $503.4 million and $505.9 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of September 30, 2025, the carrying value and the fair value of our fixed rate debt was $865.9 million and $829.7 million, respectively. Our fixed rate debt matures as follows: $149.1 million in 2026, $263.1 million in 2028, and $460.0 million in 2030. Interest rates have risen since certain of these sources of financing were obtained. Thus, we may not be able to refinance this fixed rate debt at similar or favorable rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during the nine months ended September 30, 2025, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 5 — Fair Value Measurements and Note 7 — Debt to the Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
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
During the three months ended September 30, 2025 and 2024, foreign exchange gains (losses) amounted to $4.0 million and $(2.6) million, respectively. During the nine months ended September 30, 2025 and 2024, foreign exchange losses amounted to $(4.7) million and $(2.9) million, respectively.
Cumulative translation adjustments, net of tax, included in Other comprehensive income (loss), net for the three months ended September 30, 2025 and 2024 were $(4.4) million and $14.5 million, respectively, and for the nine months ended September 30, 2025 and 2024 were $25.8 million and $7.5 million, respectively.
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
As of September 30, 2025, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings
On April 24, 2025, the Company and certain of its subsidiaries filed a lawsuit against OpenAI, Inc. in the United States District Court for the District of Delaware, alleging copyright infringement, violations of the Digital Millennium Copyright Act, unjust enrichment and trademark dilution as a result of OpenAI’s unlawful and unauthorized copying and use of the Company’s content. The Company is seeking monetary, injunctive and other relief. On May 14, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI in the Southern District of New York. Although we intend to pursue all of our legal remedies in the litigation, there is no guarantee that we will be successful.
See also our discussion under the caption “Litigation” Note 8 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors
There has not been a material change in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, except for the risk factor set forth below.
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
The use of copyrighted material by generative AI and related technologies has not been fully interpreted by federal, state, or international courts, and the legal and regulatory framework for generative AI continues to evolve and remains uncertain. It is possible that new laws and regulations will be adopted in the jurisdictions in which we operate, or existing laws and regulations may be interpreted in new ways, which may affect how operators of generative AI and related technologies seek to use our content. For example, in 2024 California enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy, and fairness, among other concerns. Furthermore, in Europe the EU’s AI Act was published in the Official Journal of the European Union on July 12, 2024 and entered into force on August 1, 2024. We are still evaluating the impact of these laws on our business. The cost for us to enforce such laws and regulations, or otherwise protect our content and intellectual property rights, could be significant. On April 24, 2025, we filed a lawsuit against OpenAI, Inc. alleging copyright infringement, violations of the Digital Millennium Copyright Act, unjust enrichment and trademark dilution as a result of OpenAI’s unlawful and unauthorized copying and use of our content. See Item 1 – Legal Proceedings for additional information. There can be no assurance that we will be successful in this litigation, or in preventing other generative AI developers from using our content without authorization or fair compensation. Our business, brand, financial condition and results of operations may suffer as a result.

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
Cumulatively as of September 30, 2025, 11,770,097 shares have been repurchased under the 2020 Program, at an aggregate cost of $693.5 million (including excise tax).
The following table details the repurchases that were made under the 2020 Program and those made outside the 2020 Program, on a trade date basis, during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (3)
July 1, 2025 - July 31, 2025	165,154	$32.39	165,154	4,241,308
August 1, 2025 - August 31, 2025	351,004	$37.27	351,004	3,890,304
September 1, 2025 - September 30, 2025	660,401	$37.65	660,401	3,229,903
Total	1,176,559		1,176,559	3,229,903

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

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed on June 10, 2014. (File No. 0-25965))

3.2
Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 1, 2019 (File 0-25965))

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 6, 2021 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

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

ZIFF DAVIS, INC.
(registrant)

Date:	November 7, 2025	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2025	By:	/s/ LORI TANSLEY
Lori Tansley
Chief Accounting Officer
(Principal Accounting Officer)