Form 10-K
period 2025-12-31
ZIFF DAVIS, INC.
filed 2026-02-24
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Nasdaq Global Select Market was $883,468,363. Shares of common stock held by executive officers, directors and holders known by the registrant to beneficially own more than 10% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2026, the registrant had 37,654,436 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 6, 2026 are incorporated by reference into Part III of this Form 10-K.

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
Our Growth Strategy
In addition to growing our business organically, we regularly acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel, and enter into new markets. Our programmatic approach to mergers and acquisitions (“M&A”) is a tenet of our capital allocation strategy, which seeks to optimize the allocation of our investable capital, including the free cash flow generated by our businesses, to M&A, share repurchases, and the strengthening of our balance sheet. From 2012 through 2025, we have deployed approximately $3.3 billion on nearly 100 acquisitions across the globe in a variety of verticals (exclusive of any acquisitions that were part of businesses we have since divested). Our systemic and repeatable M&A process allows us to execute a large volume of M&A with velocity and conviction. Our M&A program is built on a rigorous and analytical approach that leverages deep industry knowledge, technological expertise, and investment acumen. Our evaluation criteria for potential acquisitions varies by sector, but value-oriented fundamentals are a central factor in every transaction we evaluate. We seek to acquire businesses that can generate predictable growing free cash flow over long time horizons. The primary metric we use to differentiate opportunities in our M&A pipeline is the expected internal rate of return that the potential acquisition will generate for Ziff Davis. While we take a disciplined approach to the evaluation of M&A, we have significant flexibility when it comes to the types of transactions we are capable of evaluating and executing. We have acquired venture-backed growth companies, distressed businesses, complex corporate carve-outs, founder-owned businesses, public companies, and private equity-backed businesses. We also have a multi-faceted approach to transaction sourcing that ranges from participation in sell-side auctions led by investment banks to the sourcing of proprietary transactions through our executive network. Acquisitions broadly fall into one of two categories at Ziff Davis: (1) tuck-ins or (2) platform acquisitions. Our tuck-in acquisitions are typically focused on the acquisition of: (a) a customer base, (b) a strong but under monetized media audience or (c) a new product or service that can be sold to our existing customers or audience. Platform acquisitions are businesses at scale that can stand on their own within Ziff Davis and which we believe have the potential to serve as a platform for future M&A. Since 2012, the majority of our acquisitions by deal count have been tuck-ins. However, over the same period of time, the capital allocated to tuck-ins versus platform acquisitions has been more evenly balanced.
We continue to pursue additional acquisitions, which may include companies operating in lines of business that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
Our Business
Our consolidated revenues are currently generated primarily from five reportable segments: (1) Technology & Shopping, (2) Gaming & Entertainment, (3) Health & Wellness, (collectively, our “Digital Media Businesses”), (4) Connectivity, and (5) Cybersecurity & Martech. Our Digital Media Businesses are driven primarily by advertising and performance marketing revenues and have relatively higher sales and marketing expenses. Our Connectivity and Cybersecurity & Martech businesses are driven primarily by subscription and licensing revenues with relatively stable and predictable margins from quarter to quarter.
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
Other - Other revenues primarily include those from the sale of hardware used in conjunction with software, online course revenues, game publishing revenues, and revenues from a customer acquisition platform for subscription services companies.
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
Our publishing brands (including CNET and PCMag) are online resources for laboratory-based product reviews, technology news, buying guides, and research papers. We operate one of the longest-running independent testing facilities for consumer technology products. Founded in 1984, our lab produces unbiased technology product and service reviews, and PCMag’s “Editor’s Choice” award is recognized globally as a trusted mark for buyers and sellers of technology products and services. Our technology publishing sites are also recognized as trusted global sources of stories for more than a dozen platforms, including Instagram, X, and Facebook.
CNET is a trusted digital media publication that provides expert information, hands-on lab testing, reviews and analysis on consumer technologies, services and trends, to help customers find exactly what they are looking for. For nearly 30 years, CNET has covered a wide range of topics, including consumer electronics, smart home, money, wellness, and more.
PCMag is a leading authority on technology, delivering lab-based, independent reviews of the latest products and services. For over 40 years, its expert analysis and practical solutions have helped consumers make better buying decisions and get more from technology.

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
VoucherCodes is one of the UK’s most trusted voucher websites, helping millions of consumers shop with the brands they love, for less. Every week our customers receive our newsletter, packed with some of the very best offers and deals from the UK’s favorite retailers, restaurants and attractions.
Offers.com is a coupon and deals website featuring offers from some of the most popular stores and brands on the internet. Offers.com’s objective is to help consumers find the best deals on the web. Additionally, Offers.com employs a process to verify that its coupon codes work, saving consumers time and money.
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
IGN Entertainment is one of the world’s largest gaming and entertainment media platforms and the go-to destination for fans to explore and celebrate games, movies, TV, comics, and much more. Across its 15 digital properties, it reaches more than 440 million monthly users in over 110 countries and engages with 96 million fans on social media. Its media portfolio includes favorites such as IGN, Eurogamer, Maxroll, Rock Paper Shotgun, and MapGenie, which serve as trusted services for millions of fans worldwide delivering daily content to more than 40 platforms, including YouTube, TikTok, X, Facebook, Instagram, and Snapchat, as well as connected TV platforms, such as Roku and Samsung.
Humble Bundle is a digital subscription and storefront offering video games, ebooks, and software, where customers can purchase monthly subscriptions, bundles, and individual products. At its core, Humble Bundle is committed to raising money for charity, with a portion of every sale contributing to charitable causes. Since its inception in 2010, Humble Bundle has raised over $275 million for over 40,000 charities worldwide.
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
Everyday Health, our flagship brand, features medically reviewed, award-winning editorial content designed to inspire and enable the active management of health and wellness daily. In addition to Everyday Health and other EHG-owned and operated consumer websites and applications, including DailyOM, Lose It!, Migraine Again, and theSkimm, EHG provides advertisers access to the Everyday Health Trusted Care Access Portfolio (“TCAP”) of digital health properties. TCAP features digital properties of two of the most world-renowned medical centers, to which Everyday Health holds exclusive advertising representation rights. Castle Connolly, a premier brand in healthcare provider research and rankings, publishes the renowned, peer-nominated Castle Connolly Top Doctors series.
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
EHG offers accredited continuing medical education (“CME”) and continuing education (“CE”) programs to healthcare professionals through our PRIME Education business. PRIME is nationally recognized for its research-informed approach to CME and CE programs across a wide range of therapeutic areas. In numerous peer-reviewed publications, PRIME has demonstrated the impact of its work through measurably improving health care outcomes. PRIME received the prestigious William Campbell Felch Award for Outstanding Research in Continuing Education from the Alliance for Continuing Education in the Health Professions three times in the last six years.
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
Health & Wellness Pregnancy & Parenting
Our Health & Wellness Pregnancy & Parenting platform includes pregnancy and parenting properties delivering content via websites, mobile apps, and online communities to expectant and new parents. Its properties support millions of families across 27 global apps and websites. Our BabyCenter brand is a leading global digital pregnancy and parenting resource delivered via websites, mobile apps, and online communities. Our Emma’s Diary brand provides expectant and new parents with information and support in the United Kingdom. We also operate the digital properties for the What to Expect brand, a leading pregnancy and parenting media resource, based on the best-selling pregnancy book What to Expect When You’re Expecting by author Heidi Murkoff.
Our Health & Wellness Pregnancy & Parenting platform also includes Mom Media, a leading community for creators and parents alike and operators of the annual Mom 2.0 Summit. Mom Media connects brands with modern parents via its highly engaged community of approximately 15,000 parenting influencers.
Connectivity
Our Connectivity platform operates under the brand Ookla and includes several data and services businesses that sit at the center of the broadband ecosystem and are sources of information on internet connectivity and network performance, facilitating insights and decision making relating to broadband networks.
Ookla provides customers with fixed broadband, mobile network, and Wi-Fi testing applications, analysis, and insights. Daily tests are actively initiated by users using Speedtest. As a result of this capability and other solutions used to collect quality-of-experience data, Ookla provides comprehensive insights into worldwide internet performance and accessibility, of broadband, mobile, and Wi-Fi networks. Ookla solutions have been adopted by a significant number of internet service providers, mobile service providers, enterprise Wi-Fi systems integrators, and regulatory bodies worldwide. In addition to Speedtest, Ookla offers its customers actionable insights, solutions, and services under the Ekahau, Downdetector, and RootMetrics brands.
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
RootMetrics is an industry leader in the provision of drive testing solutions and performance benchmarking of mobile service providers in the United States and the United Kingdom, and other global regions, providing actionable insights on the quality, reliability, and performance of voice, messaging, and data services.
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
Forensic and Compliance Systems (“FCS”) provides integrated email archiving solutions critical for data retention, e-discovery, and business continuity.
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
Campaigner, iContact, SMTP, Kickbox, Email Industries, and Full Contact provide email marketing solutions to help small, medium, and large businesses strengthen customer relationships and drive sales through professional email campaign creation, advanced list management, segmentation tools, verification tools, marketing automation, attribution reports, campaign tracking, and targeted email auto responders and workflows.
MOZ Pro, MOZ Local, and Stat Analytics offer search engine optimization services that are used to help understand and improve internet traffic, rankings, and visibility in search results.
Semantic Labs leverages paid marketing and proprietary technology to acquire customers for subscription services companies.
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
We devote significant resources to develop new services and service enhancements. Our research, development, and engineering expenditures were $62.0 million, $67.4 million, and $68.9 million for the fiscal years ended December 31, 2025, 2024, and 2023, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Human Capital Resources
As of December 31, 2025, we had approximately 3,900 employees, 55% of whom are U.S. based employees and 45% non-U.S based employees. Our ability to continue to attract, retain, and motivate our highly qualified workforce is important to our continued success. Approximately 110 of the editorial employees in our Technology & Shopping and Gaming & Entertainment businesses have elected to join a union as of December 31, 2025. We chose to voluntarily recognize the union.
Acquisition Strategy Impact on Human Capital
The Company has made nearly 100 acquisitions between 2012 and 2025, including seven during 2025 (exclusive of any acquisitions that were part of businesses we have since divested). Integrating new groups of employees whose culture, organizational norms, and expectations might differ from our own is a strength of ours. We believe that our integration approach reduces the human capital risk associated with our acquisition strategy and that our ability to effectively integrate new employees and businesses is a core competency of the Company.
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
We continue to take steps to promote these goals, and in 2025 we published our fifth Annual Diversity Report, available on our website, which details representation in our workforce. The Annual Diversity Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Hiring
Our hiring strategy is designed to ensure we avail ourselves of the best talent in the marketplace, allowing us to hire top employees and address the needs of a large and diverse customer base. At Ziff Davis, we believe our intellectual capital is strengthened by the diverse knowledge and expertise our employees bring, which is why our approach to talent has always been rooted in fairness, equal opportunity, and belonging. To support these objectives, we invest in a variety of recruitment and professional development programs that allow us to attract and retain the best talent, regardless of background or circumstances. By fostering these inclusive pathways, we enable our thousands of employees worldwide to thrive and ensure our workforce remains a primary driver of our long-term success.
Employee Compensation & Benefits
Compensation is an important consideration for all of our employees, and we strive to pay competitive compensation packages that reflect the success of the business and the individual contributions of each colleague. We are committed to fair pay practices and roles are periodically benchmarked to help inform where adjustments may be needed.
We care for our employees by providing benefits we believe are effective at attracting and retaining the talent critical for our success and, more importantly, assist in their day-to-day well-being. Those benefits include comprehensive health insurance coverage, covering approximately 80% of health insurance premiums for covered U.S. employees, an employee stock purchase program, a 401k program, flexible time off, free access to telemedicine, free access to healthy eating apps, and up to 16 weeks of paid parental leave for birth parents. In addition, we offer paid family, sick, military, jury duty, and bereavement leave, paid short-term and long-term disability leave, family planning support, a program offering free access to meditation and healthy eating apps, and monthly webinars focused on wellness through the “ZD Be Well” program.
We support our local communities by providing employees with 16 hours annually of fully paid Volunteer Time Off, partnering with Benevity and Visit.org to support volunteer event opportunities globally. We also expanded our Employee Assistance Fund (“EAF”) with America’s Charities to help employees impacted by unexpected financial hardship resulting from natural and other disasters as well as personal hardship, supporting more than 99% of employees across 14 countries, with plans to add more countries in the future.
Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. All employees globally have access to an Employee Assistance Program (“EAP”). We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.
Environmental, Social and Governance
In April 2025, we issued our fourth annual ESG Report, which can be found at www.ziffdavis.com/esg-environment. Included in the report were the findings from our third-party verified greenhouse gas inventory, which calculates our Scope 1, 2, and 3 emissions. The report highlighted the policies, programs and practices we have in place to tackle critical challenges and the tangible results we have already achieved across our business, within our industry, and in our communities. Included in the report are details about several employee programs including our Global Mentorship Program, and Internal Mobility Program, among others. The ESG Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Historical Information
Ziff Davis, Inc. was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. At the time of its incorporation, Ziff Davis, Inc. was known as j2 Global, Inc. and traded under the stock ticker JCOM. Prior to 2014, an entity now known as J2 Cloud Services, LLC (founded in 1995) traded as JCOM. On October 7, 2021, the Company changed its name to Ziff Davis, Inc. from J2 Global, Inc. (for certain events prior to October 2021, the Company may be referred to as J2 Global) and changed our stock ticker to ZD.
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

Item 1A. Risk Factors
Before deciding to invest in Ziff Davis or to maintain or increase your investment, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, prospects, financial condition, operating results, and cash flows could be materially adversely affected. In that event, the market price of our common stock will likely decline and you may lose part or all of your investment.
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
•We face risks associated with system failures, cybersecurity breaches, and other technological issues.
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
•Potential indemnification liabilities to third-parties could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.
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
•We operate across many different markets and are subject to a rapidly evolving landscape of laws and self-regulatory regimes in the United States and internationally. Compliance with these obligations may require operational changes, lead to a significant compliance costs, and may limit our ability to collect, use, or monetize data.
•We may face various government and private actions, laws, or self-regulatory regimes regarding cybersecurity and data privacy, security, and protection, with uncertain interpretations and potentially significant costs and risks, particularly with respect to health data and other sensitive data.. Additionally, data laws may restrict our ability to use and monetize certain data, and expose us to significant compliance costs, disputes, and regulatory enforcement.
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
Risks Related To Our Stock
•Certain features of our Outstanding Debt may delay or prevent an otherwise beneficial attempt to take over our Company or otherwise restructure our business operations.
•Conversions of the 1.75% Convertible Notes and the 3.625% Convertible Notes (collectively, the “Convertible Notes”) would dilute the ownership interest of our existing stockholders.
•We are a holding company and our operations are conducted through, and substantially all of our assets are held by, our subsidiaries, which may be subject to certain restrictions on their ability to (i) pay dividends to us, (ii) to fund any dividends on our stock, (iii) pay interest on our Outstanding Debt, or (iv) fund other holding company expenses.
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
A system failure, security breach, cyberattack, or other technological risk could delay or interrupt service to our customers, harm our reputation and business, lead to a loss of customers, or subject us to significant liability.

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
We face a wide variety of cyberattacks including attempts to gain unauthorized access to customer accounts.
Increased information technology security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial-of-service attacks, phishing, social engineering, hacking, and other types of attacks, pose a risk to the security and availability of our information technology systems, networks, products, solutions, and services, including those that are managed, hosted, provided, or used by third parties (and which may not provide the same level of information security as our own products, systems, or solutions), as well as the confidentiality, availability, and integrity of our data and the data of our customers, partners, consumers, employees, stockholders, suppliers and others. Also, many of our services are web-based, and the amount of data we store for our users has been increasing. Despite the implementation of security measures, our infrastructure, and that of our partners, vendors, and other third parties may be vulnerable to computer viruses, errors, bugs, defects, hackers, or similar disruptive problems caused by our vendors, partners, other third parties, subscribers, employees, or other internet users who attempt to invade public and private data networks. As seen in the industries in which we operate and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity and technological risks. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks, as we may be unable to keep pace with the increasing sophistication of AI-based cybersecurity threats. Cyberattacks have become more difficult to detect and respond to since they increasingly employ AI and machine learning techniques, such as generative AI-phishing, deepfake impersonations, automated vulnerability discovery, adaptive malware, and large-scale credential-stuffing campaigns. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services.
A significant portion of our operations relies heavily on the secure processing, storage, and transmission of confidential and other sensitive data. For example, a significant number of our Cybersecurity & Martech customers authorize us to bill them directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer financial information, which is highly dependent on our billing systems functioning. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a material compromise or breach of the technology used by us, our partners, our vendors, or other third parties to protect transaction and other confidential data. Any system failure or security breach that causes interruptions or data loss in and to our operations and systems or those of our partners, vendors, customers, or other third parties, whether due to human error, including related to the improper use of AI, or misconduct, system errors, or vulnerabilities in our or our third party service providers’ products, systems, or solutions, or which leads to the misappropriation of our or our customers’ confidential information, including as a result of the introduction of new and emerging technologies such as AI, could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services.
We use vendors to assist with cybersecurity risks, but these vendors may not be able to assist us adequately in preparing for or responding to a cybersecurity incident. We maintain insurance related to cybersecurity risks, but this insurance may not be sufficient to cover all of our losses from any breaches or other adverse consequences related to a cybersecurity event. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows, or a negative impact to our reputation could cause us to suffer other negative consequences. For example, we may incur costs related to the investigation of data breaches (including for forensic analysis, legal advice, and breach notifications); remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, recruiting people with specific expertise, and engaging third-party experts and consultants); lost revenues resulting from (i) the unauthorized use of proprietary information, (ii) the failure to retain or attract customers following an attack, or (iii) the diversion of our resources away from revenue-generating activity and towards remediation activity; litigation and legal risks (including regulatory actions by state and federal governmental authorities and non-U.S. authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; damage to our competitiveness and stock price; and diminished long-term shareholder value. To date, such events have not resulted in the material impairment of our business operations.
Generative AI and related technologies could present risks and challenges to our business.
Developments in the use of generative AI and related technologies make it easier to access, duplicate, and distribute our content, or otherwise generate output based on our content, without authorization, fair compensation, or proper attribution. These technologies may reduce our online traffic and audience sizes, infringe our intellectual property rights, and adversely affect our business, financial condition, and results of operations. Our reputation may also be harmed if these technologies wrongly attribute inaccurate information to us. We seek to limit such threats which are significantly more acute with respect to certain of our Digital Media Businesses; however, policing unauthorized use of our content and intellectual property is often difficult and the steps taken by us may not prevent misuse and infringement of our intellectual property. Although we seek to minimize such threats to our businesses, particularly with respect to our Digital Media Businesses, we expect to continue to be subject to them and there can be no assurance that we will not experience a negative impact on our business as a result of them.
The use of copyrighted material by generative AI and related technologies has not been fully interpreted by federal, state, or international courts, and the legal and regulatory framework for generative AI continues to evolve and remains uncertain. It is possible that new laws and regulations will be adopted in the jurisdictions in which we operate, or existing laws and regulations may be interpreted in new ways, which may affect how operators of generative AI and related technologies seek to use our content. For example, in 2024 California enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy, and fairness, among other concerns. Furthermore, in Europe the EU’s AI Act began to apply on February 2, 2025, with remaining requirements becoming effective on a staggered basis until August 2027. The EU AI Act will impose material requirements on both providers and users of AI technologies, and will prohibit certain AI practices, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or 35 million euros, whichever is higher. We are still evaluating the impact of these laws on our business. The cost for us to enforce such laws and regulations, or otherwise protect our content and intellectual property rights, could be significant. Moreover, any failure or perceived failure by us to comply with new laws or regulations concerning AI could have an adverse impact on our business. Anticipated further evolution of regulations and legislation on this topic may substantially increase the penalties to which we could be subject in the event of any non-compliance. Compliance with these laws is challenging, constantly evolving and time consuming and federal regulators, state attorney generals and plaintiff’s attorneys have been and will likely continue to be active in this space. We may incur substantial expense in complying with legal obligations to be imposed by new regulations and we may be required to make significant changes to our solutions and expanding business operations, all of which may adversely affect our operations.
On April 24, 2025, we filed a lawsuit against OpenAI, Inc. alleging copyright infringement, violations of the Digital Millennium Copyright Act, unjust enrichment and trademark dilution as a result of OpenAI’s unlawful and unauthorized copying and use of our content. See Item 3 – Legal Proceedings for additional information. There can be no assurance that we will be successful in this litigation, or in preventing other generative AI developers from using our content without authorization or fair compensation. Our business, brand, financial condition and results of operations may suffer as a result.
The use of AI by our workforce may present risks to our business.
Our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines and policies concerning the use of AI tools in the workplace. Nevertheless, the use of these AI tools, whether authorized or unauthorized, by our workforce, poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients, and the misuse of our or third-party intellectual property. Use of AI technology by our workforce, even if consistent with our guidelines, may result in allegations or claims against us related to a violation(s) of third-party intellectual property or other rights, unauthorized access to or use of proprietary information, and failure to comply with open-source software requirements. In addition, our employees use AI tools for various design and engineering tasks such as writing code, and these tools may produce inaccurate responses that could lead to errors in our decision-making, solution development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our provision of effective training, monitoring and enforcement of appropriate policies, guidelines and procedures, and compliance by our workforce.
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
The markets in which we operate are highly competitive and are undergoing rapid technological changes. Some of our competitors include major companies with much greater resources and significantly larger customer bases than we have. Some of these competitors offer their services at lower prices than we do. These companies may be able to develop and expand their network infrastructures and capabilities more quickly, adapt more swiftly to new or emerging technologies, including AI implementations, and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits, or both.
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
A significant part of our revenues depends on prompt and accurate billing processes. Customer billing is a highly complex process, and our billing systems must efficiently interface with third-party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our customers is dependent on the successful operation of our billing systems and the third-party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. To the extent there are increases in payment processing fees, disruptions in our or third-party payment processing systems; errors in charges made to subscribers; material changes in the payment ecosystem such as large reissuances of payment cards by credit card issuers and the introduction of new subscription management tools; or significant changes to certifications, rules, regulations, industry standards or laws concerning payment processing; or other changes that affect our billing systems, our ability to accept payments or retain users could be hindered, we could experience increased costs, and we could be subject to fines and civil liability, which could harm our reputation and adversely impact our revenues, operating expenses and/or results of operations. In addition, our ability to offer new services or alternative-billing plans is dependent on our ability to customize our billing systems. Any failures or errors in our billing systems or procedures could impair our ability to properly bill our current customers or attract and service new customers, and thereby could materially and adversely affect our business and financial results.
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
Moreover, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. For example, under the Payment Services Regulation 2017, banks and other payment services providers must develop and implement strong customer authentication to check that the person requesting access to an account or trying to make a payment is permitted to do so. Such regulations have impacted and could materially adversely affect our payment authorization rate, user journey, paying user conversion rates, and could also in the future affect our payment reversal rates. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, have been enacted or are being considered globally, including in many U.S. states and by the Federal Trade Commission, as well as in certain EU countries and the UK (for example, the Digital Markets, Competition and Consumers Act 2024 in the UK, which grants new consumer enforcement powers and sets out new rules for subscription contracts). While we monitor and attempt to comply with these legal developments, we have been in the past, and may be in the future, subject to claims under such legislation or regulation.
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
The successful operation of our business depends upon the supply of critical business elements and relationships from other companies.
We depend upon third parties for critical elements of our business, including technology, infrastructure, customer service, and sales and marketing components. We rely on private third-party providers for our internet, telecommunications, website traffic, and other connections and services and for co-location of a significant portion of our servers and other hosting services. In addition, we rely on third-party platforms to facilitate and provide access to products sold through our sites. Our advertising operations rely on ad servers and ad exchanges, that could be disrupted, and providers of such services may leverage their power to alter the structure or operations of the ad servers and ad exchanges. Any disruption in the services provided by any of these suppliers, any adverse change in access to their platforms or services or in their terms and conditions of use or services, any failure by them to handle current or higher volumes of activity, or any other issues with the services they provide could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows.
On February 6, 2026, we filed a lawsuit against Google LLC and Alphabet Inc. alleging violations of antitrust laws, as well as unlawful deceptive acts or practices, common law fraud and unjust enrichment related, in part, to publisher ad servers and ad exchanges. See Item 3 – Legal Proceedings for additional information. There can be no assurance that we will be successful in this litigation, or in preventing Google and Alphabet from continuing the conduct alleged in the complaint. Our business, brand, financial condition and results of operations may suffer as a result.
In addition, in order to obtain new customers, we have marketing agreements with operators of leading search engines and websites and employ the use of resellers to sell our products and services. These arrangements typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.
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
We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Our ability to consummate a sale of one or more of our business lines pursuant to our announced review of potential value-creating opportunities poses risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts, and distract management, and disputes may arise with buyers. Furthermore, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed of. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
Potential indemnification liabilities to third-parties could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.
Occasionally, we enter into liability indemnification agreements with third-parties. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between the parties. If we are required to indemnify a third-party under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which a third-party has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against a third-party will be sufficient to protect us against the full amount of the liabilities, or that a third-party will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our businesses, financial condition, results of operations, and cash flows.
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
The application of existing domestic and international laws and regulations to us relating to issues such as labor, defamation, pricing, advertising, taxation, promotions, billing, e-commerce, consumer protection, accessibility, content regulation, data privacy, cybersecurity, AI, youth safety, export restrictions and sanctions, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, real estate, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, climate, environmental, health, safety, and accreditation, in many instances, is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and these laws may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, or other regulated substances, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Our businesses utilize contractors, freelancers and/or staff from third-party outsourcers to provide content and other services. However, in the future, arrangements with such individuals may not be deemed appropriate by a relevant government authority, which could result in additional costs and expenses. We may incur substantial liabilities for expenses necessary to defend against litigation regarding these laws and regulations or to otherwise comply with these laws and regulations, and we may incur potentially substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.
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
In the United States, the CDA provides statutory protections to online service providers like us who distribute third-party content. However, government authorities, elected officials, and political candidates have called for amendments to Section 230 of the CDA that would purport to limit or remove protections afforded to interactive computer service providers and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our platform.
Furthermore, a portion of our business includes acquiring and selling personal data. The acquisition and sale of data from or to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining and selling data from third parties carries risk to us as a data purchaser and reseller. For example, as a data supplier, a portion of our business is currently required to register as a data broker under California, Oregon, Texas, and Vermont law and file reports with regulators, which exposes us to increased scrutiny. Additionally, California’s Delete Act established a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for us and our suppliers to collect and sell data, and the costs associated with the data may materially increase, or the availability of such data that we or our data suppliers can provide may materially decrease.
Cybersecurity, data privacy, data security, consumer protection, data protection, and AI laws are constantly evolving at the federal and state levels in the United States, as well as abroad. We are currently subject to such laws both at the federal and state levels in the U.S. as well as similar laws in a variety of international jurisdictions. For example, our use or sharing or certain data subjects us to the Video Privacy Protection Act ("VPPA"), the California Invasion of Privacy Act ("CIPA"), the California Consumer Privacy Act (the “CCPA”) as amended by the California Privacy Rights Act (the “CPRA”) and may subject us to additional comprehensive or sector-specific U.S. state privacy laws, as well as international laws, including the General Data Protection Regulation (“GDPR”) and the EU Data Act. The interpretation of these laws may be uncertain and may also impose conflicting obligations on us.
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

Privacy and cybersecurity laws, as well as self-regulatory developments may have uncertain interpretations and/or impose conflicting obligations on us and could adversely affect our ability to conduct our business, and may lead to regulatory investigations, government enforcement, and private actions.
The use of consumer data is a topic of active interest among federal, state, and international regulatory bodies, as well as private parties, and the legal and regulatory environment is unsettled and evolving. Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our users. Our privacy and cookie policies and practices concerning the collection, use, and disclosure of user data are posted on our websites.
Certain business units within our Digital Media Businesses and Connectivity business collect and sell data about their users’ online behavior, and the revenue associated with this activity could be impacted by government regulation and enforcement, industry trends, self-regulation, technology changes, consumer behavior and attitude, and private actions. We also use such information to work with our advertisers to more effectively target ads to relevant users and consumers, which ads command a higher rate.
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
We append data from third-party sources to augment our user profiles. If we are unable to acquire data from third-party sources for whatever reason, if we are limited in use of such data, or if there is a marked increase in the cost of obtaining such data, our ability to personalize content and provide marketing solutions could be negatively impacted.
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
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information. For example, we are subject to the GDPR which governs the collection and use of personal data in the European Union (“EU”), including by companies outside of the European Union. The GDPR harmonizes EU data privacy laws and contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data use in Europe, which will continue to increase our costs. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of the personal data. Individuals also have the right to compensation under the GDPR.
The GDPR also prohibits data transfers from the EU to other countries outside of the EU, including the United States, without appropriate security safeguards and practices in place, creates mandatory breach notification requirements under certain circumstances, enhances enforcement authority and imposes large penalties for noncompliance.
The UK has implemented data protection laws that are broadly equivalent to the GDPR, and many other jurisdictions have adopted GDPR-style privacy regimes that impose similarly stringent obligations. These laws can increase compliance costs, constrain our operations, and require changes to our products, processes and vendor arrangements. Non-compliance may result in investigations, corrective orders and material fines, as well as litigation and reputational harm.
Additionally, on March 25, 2022, the U.S. and European Commission announced that they had agreed in principle to a new Trans-Atlantic Data Privacy Framework (the “TDPF”) to enable trans-Atlantic data flows and address the concerns raised in the Schrems II decision (there are equivalent frameworks for transfers from the UK and Switzerland). To implement the commitments of the U.S. under the TDPF, in October 2022, President Biden signed an Executive Order on Enhancing Safeguards for the United States Signals Intelligence Activities (the Executive Order). This subsequently prompted the

European Commission to formally launch the process to adopt an adequacy decision based on the Executive Order in December 2022, and the adequacy decision was adopted on July 10, 2023. The TDPF has been recognized as adequate under the E.U. to allow transfers of personal data from the E.U. to companies in the U.S. that have self-certified to the framework. However, the TDPF remains subject to legal challenges and could be invalidated by EU courts, which could increase compliance costs and could disrupt or restrict our cross-border data transfers.
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
The CCPA, in its original form and as amended under the CPRA, similarly contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data usage of California residents, which will continue to increase our costs. The CCPA covers businesses that obtain or access personal information of California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. Individuals may have the right to file a class action under the CCPA in certain circumstances. In November 2020, California voters adopted the CPRA that amends the CCPA, including creating a new agency to implement and enforce the law and enhancing and strengthening regulatory requirements and individual protections under the CCPA. The CPRA took effect on January 1, 2023. As of January 19, 2026, other states have enacted, and more are considering similar privacy, data protection and information security laws, which may subject us to additional requirements and restrictions that could have an impact on our business, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. Additionally, several states have enacted health-specific privacy laws or strengthened protection of health- and location-related data, and other states are considering similar legislation. Congress is considering legislation that may preempt some or all of such U.S. state privacy laws, but provide a more robust private right of action.
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
New and expanding “Do Not Track” regulations have been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third-party websites. Similarly, exercise of the “Do Not Sell” right under the CCPA and other state privacy laws limits a business’ ability to monetize certain personal information collected online. Such laws and regulations could have a significant impact on the operation of our advertising and data businesses. U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies or other tracking tools. Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices.
We may be required or otherwise choose to adopt Do Not Track mechanisms or self-regulation principles or provide opt-outs from the sale of certain user data, in which case our ability to use our existing tracking technologies, to collect and sell user behavioral data, and permit their use by other third parties could be impaired. This could cause our revenues to decline and adversely affect our operating results. Moreover, U.S. and foreign governments have enacted or considered or are considering legislation or regulations that could significantly restrict our ability to collect, augment, analyze, use, and share de-identified or anonymous data, which could increase our costs and reduce our revenue.
Additionally, the EU Data Act may apply to our products and services and could require us to provide users (and, at their direction, third parties) with access to and portability of certain data. Compliance may require changes to our systems, APIs, access controls, security measures and support processes, which could increase costs and introduce new operational and cyber-security risks. The EU Data Act may also limit our ability to use and monetize data by reducing exclusivity over certain datasets, enabling customers and third parties to reuse data, including in competing offerings, and imposing prescriptive contractual and process requirements. These obligations could lead to disputes over scope, timing, security standards, trade secret protections, technical feasibility and commercial terms. Regulators may investigate and impose orders and penalties for non-compliance. Any of these factors could materially and adversely affect our business, financial condition and results of operations.
While we work to comply with all applicable law and relevant “best practices” addressing cybersecurity, data, privacy, data security, consumer protection, and data protection, this is an area of the law that is constantly evolving as are the relevant industry codes and threat matrix. Further it is possible that applicable law and “best practices” are interpreted in an inconsistent or conflicting manner either by differing federal, state or international authorities or across the jurisdictions in which we operate. Some privacy laws are currently being challenged and litigation in this space could impact the privacy rights of our community, including modifying the ability of third parties to obtain private communications between users, which in turn may negatively impact users' experience, trust, and satisfaction and decrease their engagement with our products.
Further, failure or perceived failure by us to comply with our policies, applicable laws and regulatory requirements, or industry self-regulatory principles related to the collection, use, sharing, or security of personal information, or other privacy, data, data-retention or data protection matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users and advertising partners, which could adversely affect our business. Changes in these or any other laws and regulations or the interpretation of them could increase our future compliance costs, limit the amount and type of data we can collect, transfer, share, or sell, make our products and services less attractive to our users, or cause us to change or limit our business practices. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities.
Online applications are subject to various laws and regulations relating to children's privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.
There are a variety of laws and regulations, some of which have been adopted in recent years, aimed at protecting children using the internet, such as Article 8 of the GDPR/UK GDPR, the EU Digital Services Act, the UK Online Safety Act, the Australia Social Media Ban and the California Age-Appropriate Design Code Act. Although our products and services are intended for and targeted to adults only and we implement a combination of measures designed to prevent minors from gaining access to our application, no assurances can be given that such measures will be sufficient to completely avoid allegations of violations of such laws and regulations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Moreover, new regulations, or changes to existing regulations, could increase the cost of our operations and materially adversely affect our business, financial condition and results of operations.
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
The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as “covered entities”, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) made certain of HIPAA’s Privacy and Security Standards directly applicable to covered entities’ business associates. Business associates are subject to significant civil and criminal penalties for failure to comply with applicable Privacy and Security Standards. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.
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
In August 2024, our Board of Directors approved an increase in our 2020 share repurchase program under which we are authorized to purchase up to 15 million shares of our common stock from time to time and extended the program to August 2029. The remaining shares available for purchase as of December 31, 2025 under the program are approximately 1.5 million. Our share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase additional shares at favorable prices or at all. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce the market liquidity for our stock and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes. The actual timing, number and value of shares repurchased will depend on various factors, including the market price of our common stock, trading volume, general market conditions, and other corporate and economic considerations.
Future sales of our common stock may negatively affect our stock price.
Substantially all of our outstanding shares of common stock are available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock on the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.
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
•General market conditions, including interest rates and prolonged or increased inflation;
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our and our customers’ data and information assets. As such, we have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the International Organization for Standardization (“ISO”) and National Institute of Standards and Technology (“NIST”) information security risk management frameworks. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the above frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
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
•a third-party risk management process for service providers, suppliers, and vendors; and
•a cyber insurance policy to help manage, in part, costs associated with significant cybersecurity incidents that may occur.
Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we face cybersecurity risks, threats, and attacks that could materially affect our operations, business strategy, results of operations, or financial condition. For further details on the exposures related to these risks, see the section titled “Risk Factors” within this Annual Report on Form 10-K.
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
    Our management team, including our Chief Technology Officer (“CTO”) and CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has a primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our current Chief Technology Officer has over 25 years of experience in the field of technology, including cybersecurity. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO has over 25 years of experience in various roles in cybersecurity and information technology. Our CTO, CISO, and internal security personnel endeavor to stay abreast of emergent developments in relevant areas of technology and cybersecurity.
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
Item 3. Legal Proceedings
On April 24, 2025, the Company and certain of its subsidiaries filed a lawsuit against OpenAI, Inc. in the United States District Court for the District of Delaware, alleging copyright infringement, violations of the Digital Millennium Copyright Act, unjust enrichment and trademark dilution as a result of OpenAI’s unlawful and unauthorized copying and use of the Company’s content. The Company is seeking monetary, injunctive and other relief. On May 14, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI in the Southern District of New York. Although the Company intends to pursue all of its legal remedies in this litigation, there is no guarantee that it will be successful in its efforts.
On February 6, 2026, the Company filed a lawsuit against Google LLC and Alphabet Inc. in the United States District Court for the Southern District of New York, alleging violations of antitrust laws, unlawful deceptive acts or practices, common law fraud and unjust enrichment, related to publisher ad servers and ad exchanges. The Company is seeking monetary relief, injunctive relief and other relief. The Company intends to vigorously pursue all of its legal remedies in this litigation, but there is no guarantee that it will be successful in its efforts.
See also the discussion under the caption “Litigation” in Note 11 — Commitments and Contingencies in Item 8 of Part II to this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock are traded on the Nasdaq Global Select Market under the stock symbol “ZD”.
Holders
We had 138 registered stockholders as of February 18, 2026. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
Dividends
We did not pay dividends during the years ended December 31, 2025, 2024, and 2023, respectively. Future dividends are subject to the approval by the Board of Directors (the “Board”) and any restrictions that may be imposed by applicable law or our contracts.
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
During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company repurchased 4,758,281, 3,500,000, and 1,585,846 shares (which were subsequently retired) respectively, at an aggregate cost of $171.7 million, $181.8 million, and $104.9 million, respectively (including an immaterial amount of commission fees) under the 2020 Program. Refer to Note 13 — Stockholders’ Equity for additional details.
Cumulatively, as of December 31, 2025, 13,516,973 shares were repurchased under the 2020 Program, at an aggregate cost of $755.3 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2025 was 1,483,027 shares.
The following table details the repurchases that were made under the 2020 Program and those made outside the 2020 Program (consisting of shares surrendered to satisfy tax withholding obligations for the vesting of restricted stock issued to employees), on a trade date basis, during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2025 - October 31, 2025	488,595	$37.61	488,595	2,741,308
November 1, 2025 - November 30, 2025	397,116	$31.08	397,116	2,344,192
December 1, 2025 - December 31, 2025	861,165	$35.38	861,165	1,483,027
Total	1,746,876		1,746,876	1,483,027

(1)Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
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
The following graph reflects the comparison of the cumulative total stockholder return for shares of the Company’s common stock, the Russell 2000 Index, and the Nasdaq Internet Index.
Measurement points are December 31, 2020 and the last trading day in each of the Company’s fiscal years through the end of fiscal 2025. The graph assumes that $100 was invested on December 31, 2020 in the Company’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. The Company completed the separation of Consensus on October 7, 2021. For the purpose of this graph, the distribution of 80.1% of the shares of Consensus common stock to holders of Ziff Davis (formerly known as J2 Global. Inc.) common stock, pursuant to which Consensus became an independent company, is treated as a non-taxable cash dividend which was deemed reinvested in Ziff Davis common stock.

Measurement Date	Ziff Davis (1)	Russell 2000 Index	Nasdaq Internet Index
Dec-20	100.00	100.00	100.00
Dec-21	130.55	114.82	94.87
Dec-22	93.15	91.35	49.74
Dec-23	79.13	106.82	80.31
Dec-24	63.99	119.14	104.39
Dec-25	41.39	134.40	121.43

(1)On October 7, 2021, Ziff Davis completed the Separation of Consensus (NASDAQ: CCSI). A shareholder of the Company who acquired one share of Ziff Davis common stock at the start of the measurement period (December 31, 2020) and reinvested all cash dividends into Ziff Davis common stock at then-current prices from the start of the measurement period to the time of the Separation would have owned 1.024 shares of Ziff Davis common stock at the time of the Separation of Consensus. At the time of the Separation of Consensus, Ziff Davis common shareholders received a dividend of one CCSI share for every three shares of Ziff Davis common stock. Therefore, the value of this dividend for each Ziff Davis common shareholder was $18.68 per share based on the October 7, 2021 Consensus share price of $56.04 ($56.04 / 3 = $18.68). For purposes of calculating the Ziff Davis total return, we assume that the value of the Consensus shares issued to the Ziff Davis shareholder at the time of the Separation (1.024 shares x $18.68 = $19.12) was reinvested into Ziff Davis common stock at the ex-dividend price of Ziff Davis common stock ($124.16), resulting in ownership of an additional 0.154 shares of Ziff Davis common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

150
125
100
75
50
25
Index Value
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Ziff Davis
Russell 2000
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
Segments
The Company has five operating segments which are presented as the following five reportable segments: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, 4) Connectivity, and 5) Cybersecurity & Martech. Refer to Note 17 — Segment Information for additional detail.
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
Other - Other revenues primarily include those from the sale of hardware used in conjunction with software, online course revenues, game publishing revenues, and revenues from a customer acquisition platform for subscription services companies.

Revenues from external customers classified by revenue source are as follows (in thousands):

	Years ended December 31,
	2025 (1)	2024 (1)	2023 (1)
Technology & Shopping
Advertising and performance marketing	$350,985	$345,655	$310,733
Subscription and licensing	10,438	7,158	8,256
Other	(4,827)	9,069	11,568
Total Technology & Shopping revenues	$356,596	$361,882	$330,557

Gaming & Entertainment
Advertising and performance marketing	$124,212	$120,788	$114,074
Subscription and licensing	59,323	59,468	54,747
Other	23	20	—
Total Gaming & Entertainment revenues	$183,558	$180,276	$168,821

Health & Wellness
Advertising and performance marketing	$335,746	$299,474	$309,182
Subscription and licensing	53,727	49,538	41,185
Other	12,880	13,396	11,556
Total Health & Wellness revenues	$402,353	$362,408	$361,923

Connectivity
Advertising and performance marketing	$12,642	$11,926	$13,112
Subscription and licensing	202,065	185,994	179,286
Other	16,026	15,700	19,120
Total Connectivity revenues	$230,733	$213,620	$211,518

Cybersecurity & Martech
Subscription and licensing	$273,115	$283,502	$291,209
Other	4,913	—	—
Total Cybersecurity & Martech revenues	$278,028	$283,502	$291,209

Total Revenues	$1,451,268	$1,401,688	$1,364,028

(1)Amounts presented are net of inter-segment revenues.
Performance Metrics
We use certain metrics to generally assess the operational and financial performance of our businesses. These metrics are described in further detail below and are used by management in managing and monitoring the performance of each reportable segment when the respective revenues category is significant to the revenues of the reportable segment overall. For advertising and performance marketing revenues, these metrics are used for the Technology & Shopping, Gaming & Entertainment, and Health & Wellness reportable segments. For subscription and licensing revenues, these metrics are used for the Gaming & Entertainment, Health & Wellness, Connectivity, and Cybersecurity & Martech reportable segments. Since all revenues are not reflected in these metrics, management does not use these metrics on a consolidated basis to evaluate performance, but rather uses them on a reportable segment basis as shown further below.

Advertising and Performance Marketing - For our advertising and performance marketing performance, management has identified net advertising and performance marketing revenue retention, the number of customers, and quarterly revenue per customer as relevant to investors’ and others’ assessment of our financial condition and results of operations. Net advertising and performance marketing revenue retention is an indicator of our ability to retain the spend of our existing advertisers year over year, which we view as a reflection of the effectiveness of our advertising and performance marketing platforms. Similarly, we monitor the number of our customers and the revenue per customer, as defined below, as these metrics provide further details related to our reported revenue and contribute to certain of our business planning decisions.
The following table sets forth certain key operating metrics for the advertising and performance marketing revenues based on the reportable segment for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Technology & Shopping
Net advertising and performance marketing revenue retention (1)	91.0%	92.9%
Customers (2)	753	793
Quarterly revenue per customer (3)	$144,070	$163,947

Gaming & Entertainment
Net advertising and performance marketing revenue retention (1)	87.6%	92.7%
Customers (2)	464	432
Quarterly revenue per customer (3)	$76,882	$80,900

Health & Wellness
Net advertising and performance marketing revenue retention (1)	102.3%	91.4%
Customers (2)	848	778
Quarterly revenue per customer (3)	$116,332	$115,604

(1)Net advertising and performance marketing revenue retention equals (i) the trailing twelve month revenues recognized related to prior year customers in the current year period (excluding revenues from acquisitions during the stub period) divided by (ii) the trailing twelve month revenues recognized related to prior year customers in the prior year period (excluding revenues from acquisitions during the stub period). This excludes customers that generated less than $10,000 of revenues in the measurement period.
(2)Excludes customers that generated less than $2,500 in the quarter.
(3)Represents total gross quarterly advertising and performance marketing revenues divided by customers as defined in footnote (2).
Subscription and Licensing - For our subscription and licensing performance, management has identified the number of customers and average quarterly revenue per customer as relevant to investors’ and others’ assessment of our financial condition and results of operations. We believe that the number of customers that we serve is an indicator of our customer retention and growth. We believe the average monthly revenue per customer provides insights that contribute to certain of our business planning decisions. Beginning in the first quarter of 2025, management no longer uses Subscription and Licensing churn rate in its assessment of broad performance of each reportable segment. Management no longer analyzes churn rate broadly because it believes that the number of total customers is a more meaningful reportable segment level metric due to the impact of expiring licenses on the metric. Additionally, due to the nature of certain of the Company’s services, changes in our customer base are expected and do not have significant financial implications to the Company as the Company generally does not have significant upfront customer acquisition costs for these customers.

The following table sets forth certain key operating metrics for subscription and licensing revenues based on the reportable segment for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Gaming & Entertainment
Customers (1)(2)	524,000	600,000
Average quarterly revenue per customer (2)(3)	$30.63	$26.65

Health & Wellness
Customers (1)(2)	1,878,000	1,771,000
Average quarterly revenue per customer (2)(3)	$7.08	$7.32

Connectivity
Customers (1)(2)	25,000	25,000
Average quarterly revenue per customer (2)(3)	$2,098	$1,915

Cybersecurity & Martech
Customers (1)(4)	1,228,000	1,253,000
Average quarterly revenue per customer (3)	$55.62	$55.11

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
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The vast majority of the Company’s advertising and performance marketing revenues are recognized on a gross basis as the Company primarily acts as a “principal” as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customer (“ASC 606”). Revenues recognized on a gross basis are generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites, or on unaffiliated advertising networks; and (ii) through the Company’s lead-generation business. The Company records revenues on a net basis with respect to revenues paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party platforms, primarily related to the transfer of functional intellectual property. The Company also records revenues on a net basis with respect to the transfer of functional intellectual property through the third-party gaming platforms and with respect to revenues earned from servicing client gift card programs.
Subscription and Licensing
Revenues from subscriptions are earned through (i) the granting of access to, or delivery of, data products or services to customers, (ii) usage-based fees, and (iii) reselling various third-party solutions, primarily through the Company’s email security line of business. Subscriptions cover video games and related content, health information, data, and other copyrighted material. Revenues are also earned from listing fees, subscriptions to online publications, and from other sources. Third-party solutions, along with the Company’s proprietary products, allow the Company to offer customers a variety of solutions to better meet the customer’s needs. Subscription revenues are primarily recognized over the contract term. Revenues related to the provision of access to historical data for certain services are recorded at the time of delivery. In instances where usage-based fees are charged, a significant portion of which are paid in advance, the Company defers the portions of monthly, quarterly, semi-annual, and annual fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.
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
The Company determines whether revenues should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The majority of the other revenues are recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC 606. The Company records revenues on a net basis with respect to games sold on third-party platforms.
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

During the year ended December 31, 2025, on its annual assessment date, the Company performed quantitative fair value tests of all of its reporting units following a sustained decline in the Company’s stock price. Based on the quantitative fair value tests, the carrying value of one reporting unit within the Cybersecurity & Martech reportable segment exceeded its fair value, and the Company recorded an impairment of approximately $17.6 million during the year ended December 31, 2025. The Company also performed an interim quantitative test as of December 31, 2025 on one of its reporting units within its Technology & Shopping reportable segment and the fair value was in excess of its carrying value and no impairment was recorded. Following the impairment at one reporting unit within the Cybersecurity & Martech reportable segment, there was no excess fair value over carrying value at that reporting unit. Goodwill at this reporting unit was $160.4 million as of December 31, 2025. There were no other reporting units with less than 10% excess fair value over carrying value as of the most recent evaluation that may be at risk of impairment as of December 31, 2025. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
During the years ended December 31, 2024 and 2023, the Company recorded a goodwill impairment of $85.3 million and $56.9 million, respectively, within its Technology & Shopping reportable segment.
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
The Company did not have intangible assets with indefinite lives during years ended December 31, 2025, 2024, and 2023.
Long-lived Assets
The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets, and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed.
Recent Accounting Pronouncements
See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements and the Company’s expectations of their impact on its consolidated financial position and results of operations.

Consolidated Results of Operations
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with SEC on February 25, 2025, for a discussion of our consolidated results of operations for 2024 compared to 2023.
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

The following table sets forth, for the years ended December 31, 2025 and 2024, information derived from our Statements of Operations as a percentage of revenues.

	Years ended December 31,
	2025	2024
Total revenues	100%	100%
Operating costs and expenses:
Direct costs	14	14
Sales and marketing	37	37
Research, development, and engineering	4	5
General, administrative, and other related costs	15	15
Depreciation and amortization	16	15
Goodwill impairment	1	6
Total operating costs and expenses	87	92
Income from operations	13	8
Interest expense, net	(2)	(1)
Gain on debt extinguishment, net	—	—
Loss on sale of businesses	(4)	—
Gain (loss) on investments, net	—	(1)
Provision for credit losses on investments	(1)	—
Other (loss) income, net	—	—
Income before income tax expense and (loss) income from equity method investment	6	6
Income tax expense	(2)	(3)
(Loss) income from equity method investment, net of tax	(1)	1
Net income	3%	4%

Revenues

	Years ended December 31,		Percent Change
(in thousands, except percentages)	2025	2024	2025 v. 2024
Revenues	$1,451,268	$1,401,688	3.5%
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
Our revenues increased for the year ended December 31, 2025 compared to the prior period primarily due to a $45.7 million increase in advertising and performance marketing revenue driven primarily by an increase of $36.3 million in our Health & Wellness reportable segment and a $5.3 million increase in our Technology & Shopping reportable segment. Subscription and licensing revenues increased $13.0 million due primarily to an increase of $16.1 million in our Connectivity reportable segment, $4.2 million in our Health & Wellness reportable segment, and $3.3 million in our Technology & Shopping reportable segment, partially offset by a decrease of $10.4 million in our Cybersecurity & Martech reportable segment. Other revenues decreased $9.2 million due primarily to a $13.9 million decrease in the Technology & Shopping reportable segment, partially offset by a $4.9 million increase in the Cybersecurity & Martech reportable segment as a result of a current year acquisition. Included in revenue during the year ended December 31, 2025 was $34.5 million of incremental revenue contributed by businesses acquired during 2025.

Direct costs

	Years ended December 31,		Percent Change
(in thousands, except percentages)	2025	2024	2025 v. 2024
Direct costs	$206,598	$200,323	3.1%
As a percent of revenues	14.2%	14.3%

Direct costs represent the Company’s cost of revenues and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, and processing fees. The increase in direct costs for the year ended December 31, 2025 compared to the prior period was primarily due to a $3.0 million increase in cloud computing, software, and other related expenses, a $2.4 million increase in award costs due to customer shift toward higher-cost programs, and a $2.3 million increase in professional and other third-party services, partially offset by a $2.8 million decrease in advertising and marketing related expenses.
Sales and Marketing

	Years ended December 31,		Percent Change
(in thousands, except percentages)	2025	2024	2025 v. 2024
Sales and marketing	$543,325	$519,694	4.5%
As a percent of revenues	37.4%	37.1%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing expenses during the year ended December 31, 2025 compared to the prior period was primarily due to an $8.5 million increase in professional and other third-party services, a $7.4 million increase in partner payments, a $3.8 million increase in advertising and marketing related expenses, and a $2.9 million increase in salaries, benefits, and other employee expenses.
Research, Development, and Engineering

	Years ended December 31,		Percent Change
(in thousands, except percentages)	2025	2024	2025 v. 2024
Research, development, and engineering	$61,962	$67,373	(8.0)%
As a percent of revenues	4.3%	4.8%
Research, development, and engineering costs consist primarily of salaries, benefits, and other employee expenses. The decrease in research, development, and engineering costs for the year ended December 31, 2025 compared to the prior period was primarily due to a $8.7 million decrease in salaries, benefits, and other employee expenses primarily as a result of lower severance, and a $1.5 million decrease in professional and other third-party services, partially offset by a $4.7 million increase in cloud computing, software, and other related expenses.
General, Administrative, and Other Related Costs

	Years ended December 31,		Percent Change
(in thousands, except percentages)	2025	2024	2025 v. 2024
General, administrative, and other related costs	$210,027	$203,461	3.2%
As a percent of revenues	14.5%	14.5%
General, administrative, and other related costs consist primarily of salaries, benefits, and other employee expenses including share-based compensation and severance, changes in the fair value associated with contingent consideration, bad debt expense, professional fees, and insurance costs. The increase in general, administrative, and other related costs for the year ended December 31, 2025 compared to the prior period was primarily due to a $5.2 million increase in professional and other third-party services due to ongoing litigations, a $3.3 million increase in other expenses, and a $2.2 million increase in cloud computing, software, and other related expenses, partially offset by a $4.2 million decrease in salaries, benefits, and other employee expenses. The increase in other expenses was primarily driven by a $6.1 million decrease in expense from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses in 2024 that did not recur in 2025 and partially offset by a $2.8 million reduction in contingent consideration accrual in 2025 for the business acquired in 2023.

Depreciation and Amortization

	Years ended December 31,		Percent Change
(in thousands, except percentages)	2025	2024	2025 v. 2024
Depreciation and amortization	$228,691	$211,916	7.9%
As a percent of revenues	15.8%	15.1%
Depreciation and amortization costs consist of depreciation related to property and equipment, including internally developed software, as well as amortization of intangible assets recorded in connection with business acquisitions, and other intangible assets of the Company. The increase in depreciation and amortization costs for the year ended December 31, 2025 compared to the prior period was primarily due to a $14.2 million increase in depreciation expense as capitalized software was placed in service and a $4.0 million increase in amortization expense primarily as a result of new intangible assets acquired in 2024 whereby a full year of amortization is included in the 2025 results.
Goodwill Impairment
Goodwill impairment was $17.6 million for the year ended December 31, 2025 and related to a reporting unit within the Cybersecurity & Martech reportable segment. Goodwill impairment was $85.3 million for the year ended December 31, 2024, and related to reporting units within the Technology & Shopping reportable segment. Refer to Note 8 — Goodwill and Intangible Assets to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Years ended December 31,		Percent Change
	2025	2024	2025 v. 2024
Interest expense, net	$(25,910)	$(13,988)	85.2%
Loss on sale of businesses	(57,988)	(3,780)	NM
Gain (loss) on investments, net	5,018	(7,654)	NM
Provision for credit losses on investments	(17,566)	—	(100%)
Other (loss) income, net	(5,893)	4,968	NM
Total non-operating (expense) income	$(102,339)	$(20,454)	NM
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net increased during the year ended December 31, 2025 compared to the prior period primarily due to the lower interest income as a result of a decline in cash equivalents during the period and a reduction in interest rates.
Loss on sale of businesses. Loss on sale of businesses during the year ended December 31, 2025 represents the loss on sale of our video game publishing business within the Technology & Shopping reportable segment. Loss on sale of businesses during the year ended December 31, 2024 represents the loss on disposal of an international business in the Technology & Shopping reportable segment.
(Gain) loss on investments, net. Gain (loss) on investments, net is generated from realized and unrealized gains or losses from investments in equity and debt securities. Gain on investments, net recorded during the year ended December 31, 2025 related to the disposition of the minority equity ownership interest in OpenEvidence (formerly known as Xyla) and the sale of an immaterial equity method investment. Loss on investment, net recorded during the year ended December 31, 2024 related to the change in the fair value of the Company’s investment in Consensus common stock prior to the disposition of the investment and the results of the disposition of the Consensus common stock during the second quarter of 2024.
Provision for credit losses on investments. Provision for credit losses on investments during the year ended December 31, 2025 was generated from a provision for credit losses on the total amortized cost of the investment in a corporate debt security and related accrued interest receivable.
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
As of December 31, 2025, the Company had federal net operating loss carryforwards (“NOLs”) of $27.1 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. $2.0 million of the NOLs expire through the year 2031 with the remainder able to be carried forward indefinitely, depending on the year the loss was incurred. Additionally, the Company had tax-effected NOLs, net of valuation allowance of $1.7 million for foreign tax jurisdictions and $5.5 million for state tax jurisdictions.
As of December 31, 2025, the Company had federal capital loss limitation carryforwards of $10.3 million that begin to expire in 2026. In addition, as of December 31, 2025, the Company had available state research and development tax credit carryforwards of $3.2 million, which last indefinitely. The Company had no foreign tax credit carryforwards as of December 31, 2025.
Income tax expense was $25.4 million and $41.4 million in 2025 and 2024, respectively. Our effective tax rates for 2025 and 2024 were 31.5% and 44.4%, respectively.
The change in the annual effective income tax rate in 2025 compared to the prior period was primarily attributable to the following:
1.$17.6 million goodwill impairment recognized for book purposes during 2025 as compared to $85.3 million in 2024. Since the impairment related to excess financial statement goodwill with no tax basis, no corresponding tax benefits were recognized resulting in a disproportionate effective income tax rate for both years;
2.a change in the valuation allowance against U.S. and Canadian tax attributes, which resulted in a $2.0 lower discrete tax expense recognized during the 2025 period as compared to the prior period; partially offset by
3.an increase in the discrete tax charge related to the vesting of share-based compensation resulting in a $1.6 million greater tax shortfall period over period.
In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.5%	25.0%	26.5%
Effective tax rate (1)	20.7%	31.2%	36.0%

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The Company currently does not expect the OBBBA to have a material impact on its effective tax rate but expects these provisions to result in a reduction of current income tax liabilities and an increase in deferred tax liabilities. The Company will continue to assess the implications of the OBBBA and will provide further disclosures in subsequent reporting periods, as necessary.
Equity Method Investment
(Loss) income from equity method investment, net of tax. (Loss) income from equity method investment was primarily related to the investment in the OCV Fund I, LP (the “OCV Fund”) for which the Company receives annual audited financial statements. The investment in the OCV Fund is presented net of tax. The Company recognizes its share of net earnings or losses relating to the investment in the OCV Fund on a one-quarter lag due to the timing and availability of financial information from the OCV Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
(Loss) income from equity method investment was $(7.9) million and $11.2 million, net of income tax for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the loss was primarily a result of a $21.2 million, net of tax, other-than-temporary impairment related to one of the underlying investments of the OCV Fund that had a significant deterioration in its financial performance and expected future cash flows. The impairment amount represented substantially all of the Company’s proportionate interest in the underlying investment. The loss was offset in part by an increase in the value of certain other OCV Fund investments. During the year ended December 31, 2024, the income from equity method investment, net of income tax was primarily due to an increase in value of the underlying investments.
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
Technology & Shopping
The financial results are presented as follows (in thousands):

	Years ended December 31,
	2025	2024
Revenues	$356,596	$361,882
Operating costs and expenses	347,294	432,954
Operating income (loss)	$9,302	$(71,072)
Technology & Shopping’s revenues of $356.6 million in 2025 decreased $5.3 million, or 1.5%, compared to 2024 primarily due to a $13.9 million decrease in other revenues due to lower revenue from our video game publishing business related to the timing of game releases, partially offset by a $5.3 million increase in advertising and performance marketing revenues and a $3.3 million increase in subscription and licensing revenues. The increase in advertising and performance marketing revenues was due primarily to an $18.7 million increase in our Technology business, partially offset by a $13.4 million decrease in our Shopping business. The increase in the Technology business revenue was driven by an increase of $34.4 million related to businesses acquired, partially offset by a decline of $15.7 million in other lines of business. The decline in revenue was highest in the Company’s fourth quarter of 2025 when Technology & Shopping’s revenues decreased $24.0 million, or 18%, driven by continued search rank volatility and weakness during the holiday season.
Technology & Shopping‘s operating costs and expenses of $347.3 million in 2025 decreased $85.7 million, or 19.8%, compared to 2024 primarily driven by a $85.3 million goodwill impairment recognized during 2024, which did not recur in 2025.
As a result of these factors, Technology & Shopping’s operating income of $9.3 million in 2025 increased $80.4 million, or 113.1%, compared to 2024.

Gaming & Entertainment
The financial results are presented as follows (in thousands):

	Years ended December 31,
	2025	2024
Revenues	$183,558	$180,276
Operating costs and expenses	130,523	126,275
Operating income	$53,035	$54,001

Gaming & Entertainment’s revenues of $183.6 million in 2025 increased $3.3 million, or 1.8%, compared to 2024 primarily due to a $3.4 million increase in advertising and performance marketing revenues primarily driven by an acquisition during 2024 that had a full year of results in 2025, partially offset by a $0.1 million decrease in subscription and licensing revenues.
Gaming & Entertainment’s operating costs and expenses of $130.5 million in 2025 increased $4.2 million, or 3.4%, compared to 2024 primarily due to a $3.5 million increase in partner payments primarily related to the business acquired in 2024 and a $2.7 increase in cloud computing, software, and other related expense, partially offset by a $2.9 million decrease in salaries, benefits, and other employee expenses.
As a result of these factors, Gaming & Entertainment’s operating income of $53.0 million in 2025 decreased $1.0 million, or 1.8%, compared to 2024.
Health & Wellness
The financial results are presented as follows (in thousands):

	Years ended December 31,
	2025	2024
Revenues	$402,353	$362,408
Operating costs and expenses	312,969	295,201
Operating income	$89,384	$67,207
Health & Wellness’ revenues of $402.4 million in 2025 increased $39.9 million, or 11.0%, compared to 2024 primarily due to a $36.3 million increase in advertising and performance marketing revenue primarily driven by a $34.5 million increase in the Health & Wellness Consumer business due in part to an acquisition in 2025 and a $4.2 million increase in subscription and licensing revenues, partially offset by a decrease of $0.5 million in other revenues.
Health & Wellness’ operating costs and expenses of $313.0 million in 2025 increased $17.8 million, or 6.0%, compared to 2024 primarily due to a $7.0 million increase in partner payments, a $3.1 million increase in cloud computing, software, and other related expenses, a $2.6 million increase in other expenses primarily driven by increase in app-store fees, and a $2.3 million increase in advertising and marketing related expenses.
As a result of these factors, Health & Wellness’ operating income of $89.4 million in 2025 increased $22.2 million, or 33.0%, compared to 2024.

Connectivity
    The financial results are presented as follows (in thousands):

	Years ended December 31,
	2025	2024
Revenues	$230,733	$213,620
Operating costs and expenses	154,620	134,246
Operating income	$76,113	$79,374
Connectivity’s revenues of $230.7 million in 2025 increased $17.1 million, or 8.0%, compared to 2024 due to a $16.1 million increase in subscription and licensing revenues primarily driven by a $14.9 million increase in our revenues from network performance services.

Connectivity’s operating costs and expenses of $154.6 million in 2025 increased $20.4 million, or 15.2%, compared to 2024 primarily due to a $6.1 million reduction in expense in 2024 from changes in estimated amounts of deferred acquisition payments related to previously acquired businesses not recurring in 2025, a $6.1 million increase in professional and other third-party services, a $4.9 million increase in salaries, benefits, and other employee expenses, and a $3.1 million increase in cloud computing, software, and other related expenses, partially offset by a $2.9 million decrease in depreciation and amortization expense.
As a result of these factors, Connectivity’s operating income of $76.1 million in 2025 decreased $3.3 million, or 4.1%, from 2024.
Cybersecurity & Martech
The financial results are presented as follows (in thousands):

	Years ended December 31,
	2025	2024
Revenues	$278,028	$283,502
Operating costs and expenses	249,431	228,541
Operating income	$28,597	$54,961

Cybersecurity & Martech’s revenues of $278.0 million in 2025 decreased $5.5 million, or 1.9%, compared to 2024 primarily due to a $10.4 million decrease in subscription and licensing revenues primarily driven by the Company’s Martech business. The decrease was partially offset by a $4.9 million increase in other revenues related to a business acquired in 2025 within the Company’s Martech business.
Cybersecurity & Martech’s operating costs and expenses of $249.4 million in 2025 increased $20.9 million, or 9.1%, compared to 2024 primarily due to a $17.6 million goodwill impairment and a $9.1 million increase in depreciation and amortization expense as capitalized software was placed in service and as a result of new intangible assets acquired in 2025, partially offset by a $9.0 million decrease in salaries, benefits, and other employee expenses.
As a result of these factors, Cybersecurity & Martech’s operating income of $28.6 million in 2025 decreased $26.4 million, or 48.0%, from 2024.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with SEC on February 25, 2025, for a discussion of segment results of operations for 2024 compared to 2023.
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
Cash and Cash Equivalents
As of December 31, 2025 and 2024, our cash and cash equivalents were $607.0 million and $505.9 million, respectively.
Cash and cash equivalents held within domestic and foreign jurisdictions were as follows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents held in domestic jurisdictions	$501,446	$423,333
Cash and cash equivalents held in foreign jurisdictions	105,565	82,547
Cash and cash equivalents	$607,011	$505,880
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
As of each December 31, 2025 and December 31, 2024, net availability under the Credit Agreement was $348.8 million and $348.9 million, respectively, net of letters of credit.
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
As of December 31, 2025, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 1,398,391 shares), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. As of December 31, 2025, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes and, consequently, none of the 1.75% Convertible Notes have been converted. The Company may not redeem the 1.75% Convertible Notes prior to November 1, 2026.
As of December 31, 2025, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event. The Company may not redeem the 3.625% Convertible Notes prior to March 1, 2028.
Material Cash Requirements
Ziff Davis’ contractual obligations generally include its long-term debt, including its current portion, as described above, interest on long-term debt, lease payments on its property and equipment, and holdback amounts in connection with certain business acquisitions. These contractual obligations extend through 2031. Refer to Note 4 — Acquisitions and Dispositions, Note 9 — Debt, and Note 10 — Leases to the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K, for further details on holdback payments, long-term debt, and operating leases.
As of December 31, 2025, we and our subsidiaries had outstanding $872.3 million in aggregate principal amount of indebtedness, of which $149.1 million is due in the succeeding twelve months. As of December 31, 2025, our total future minimum lease payments are $29.1 million, of which approximately $8.2 million future minimum lease payments are due in the succeeding twelve months. As of December 31, 2025, our liability for uncertain tax positions was $19.7 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.

We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, principal payments on our indebtedness, and share repurchases, if any, for at least the next 12 months.

Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities (in millions):

	Years ended December 31,		Change
	2025	2024
Net cash provided by operating activities	$407,068	$390,315	$16,753
Net cash used in investing activities	$(145,755)	$(297,455)	$151,700
Net cash used in financing activities	$(170,294)	$(320,994)	$150,700
Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $16.8 million increase in net cash provided by operating activities in 2025 compared to 2024 was primarily related to the timing of collections from our customers and timing of payments to our vendors during 2025, partially offset by a reduction in prepaid expenses during 2025. The increase in net cash provided by operating activities includes the working capital changes at TDS Gift Cards, which had a positive impact of $55.6 million during 2025.
Investing Activities
The $151.7 million decrease in net cash used in investing activities in 2025 compared to 2024 was primarily related to lower cash used on business acquisitions during 2025 compared to 2024.
Financing Activities
The $150.7 million decrease in net cash used in financing activities in 2025 compared to 2024 was primarily related to an absence in 2025 of cash outflows related to a settlement of a portion of the outstanding principal amount of the Company’s 1.75% Convertible Notes, which occurred in 2024, as well as a smaller amount of cash used for share repurchases.
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
A summary of share repurchases under the 2020 Program during the year ended December 31, 2025 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of December 31, 2025
4,758,281	$169,957	1,483,027

(1)Excludes the impact of excise taxes.

During the years ended December 31, 2024 and December 31, 2023, the Company repurchased 3,500,000, and 1,585,846 shares (which were subsequently retired), respectively, at an aggregate cost of $181.8 million and $104.9 million, a respectively (including an immaterial amount of commission fees) under the 2020 Program. Cumulatively at December 31, 2025, 13,516,973 shares were repurchased, under the 2020 Program, at an aggregate cost of $755.3 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2025 is 1,483,027 shares. Refer to Note 13 — Stockholders’ Equity to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.

On February 22, 2026, the Board authorized an increase in the 2020 Program for an additional ten million shares of the Company’s common stock and an extension of the expiration date of the 2020 Program from August 2, 2029 to February 22, 2036. As a result, the aggregate number of shares of the Company’s common stock under the 2020 Program increased from up to 15 million shares to up to 25 million of the Company’s common stock, with 10,741,308 shares remaining under the 2020 Program as of February 22, 2026.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2025, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of December 31, 2025 and December 31, 2024, we had $607.0 million and $505.9 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of December 31, 2025, the carrying value and the fair value of our fixed rate debt was $866.5 million and $836.7 million, respectively. Our fixed rate debt matures as follows: $149.1 million in 2026, $263.1 million in 2028, and $460.0 million in 2030. Interest rates have risen since certain of these sources of financing were obtained. Thus, we may not be able to refinance this fixed rate debt at similar or favorable rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during 2025, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 6 — Fair Value Measurements and Note 9 — Debt to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for further details.

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
For the years ended December 31, 2025, 2024 and 2023, foreign exchange losses amounted to $(5.6) million, $(1.0) million, and $(3.9) million, respectively.
Cumulative translation adjustments, net of tax, included in Other comprehensive income (loss), net for the years ended December 31, 2025, 2024, and 2023, were $27.5 million, $(12.4) million, and $13.7 million respectively.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ziff Davis, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting
Basis for Opinion
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
Sufficiency of audit evidence over revenue
As discussed in Notes 3 and 17 to the consolidated financial statements, the Company had $1,451 million in revenues for the year ended December 31, 2025. There are multiple discrete revenue streams that involve several information technology (IT) applications responsible for the initiation, processing, and recording of revenue transactions.
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
Evaluation of Goodwill impairment
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis or more frequently if indicators of impairment exist. The Company estimates the fair value of a reporting unit using a weighting of fair values derived from income and market approaches. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. As a result of its impairment testing, the Company recorded a goodwill impairment charge for one reporting unit within the Cybersecurity & Martech reportable segment, totaling $17.6 million for the year ended December 31, 2025.
We identified the evaluation of the fair value used in the goodwill impairment assessment for one reporting unit within the Cybersecurity & Martech reportable segment as a critical audit matter. Subjective auditor judgment was required to evaluate the forecasted revenue growth rate and discount rate used in the income approach for the reporting unit. Changes to these assumptions could have had a significant impact on the fair value of the reporting unit. Additionally, specialized skills and knowledge were required in the evaluation of the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's goodwill impairment process, including the controls related to the Company’s determination of the forecasted revenue growth rate and discount rate for the reporting unit. We evaluated the forecasted revenue growth rate for the reporting unit by comparing it to the reporting unit’s historical revenues, internal communications to management, and other industry market data. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating:
•the revenue growth rate by comparing it to the growth rates of comparable companies as well as economic and industry data
•the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company's auditor since 2023.

New York, New York
February 24, 2026

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$607,011	$505,880
Accounts receivable, net of allowances of $9,216 and $8,148, respectively	667,216	660,223
Prepaid expenses and other current assets	96,172	105,966
Total current assets	1,370,399	1,272,069
Long-term investments	93,228	158,187
Property and equipment, net	213,179	197,216
Trade names and trademarks, net	129,389	153,019
Customer relationships, net	176,530	215,328
Other purchased intangibles, net	38,293	57,402
Goodwill	1,607,537	1,580,258
Deferred income taxes	5,286	7,487
Other assets	29,465	63,368
TOTAL ASSETS	$3,663,306	$3,704,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$709,434	$670,769
Income taxes payable, current	9,509	19,715
Deferred revenue, current	189,992	199,664
Current portion of long-term debt	148,685	—
Other current liabilities	17,333	9,499
Total current liabilities	1,074,953	899,647
Long-term debt	717,815	864,282
Deferred revenue, noncurrent	18,948	5,504
Liability for uncertain tax positions	19,733	30,296
Deferred income taxes	41,412	46,018
Other noncurrent liabilities	36,870	47,705
TOTAL LIABILITIES	1,909,731	1,893,452
Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 38,376,859 and 42,848,339 shares at December 31, 2025 and 2024, respectively	384	428
Additional paid-in capital	472,723	491,891
Retained earnings	1,337,542	1,401,034
Accumulated other comprehensive loss	(57,074)	(82,471)
TOTAL STOCKHOLDERS’ EQUITY	1,753,575	1,810,882
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,663,306	$3,704,334

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years ended December 31,
	2025	2024	2023
Total revenues	$1,451,268	$1,401,688	$1,364,028
Operating costs and expenses:
Direct costs	206,598	200,323	185,650
Sales and marketing	543,325	519,694	487,365
Research, development, and engineering	61,962	67,373	68,860
General, administrative, and other related costs	210,027	203,461	195,726
Depreciation and amortization	228,691	211,916	236,966
Goodwill impairment	17,579	85,273	56,850
Total operating costs and expenses	1,268,182	1,288,040	1,231,417
Income from operations	183,086	113,648	132,611
Interest expense, net	(25,910)	(13,988)	(20,031)
Loss on sale of businesses	(57,988)	(3,780)	—
Gain (loss) on investments, net	5,018	(7,654)	(28,138)
Provision for credit losses on investments	(17,566)	—	—
Other (loss) income, net	(5,893)	4,968	(9,468)
Income before income tax expense and (loss) income from equity method investment	80,747	93,194	74,974
Income tax expense	(25,447)	(41,370)	(24,142)
(Loss) income from equity method investment, net of tax	(7,946)	11,223	(9,329)
Net income	$47,354	$63,047	$41,503

Net income per common share:
Basic	$1.16	$1.42	$0.89
Diluted	$1.15	$1.42	$0.89
Weighted average shares outstanding:
Basic	40,977,183	44,457,071	46,400,941
Diluted	41,098,514	44,519,693	46,464,261

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2025	2024	2023
Net income	$47,354	$63,047	$41,503
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	27,509	(12,426)	13,657
Change in fair value on available-for-sale investments, net of tax expense of $677, tax benefit of $(514), and tax expense of $(16) for the years ended December 31, 2025, 2024 and 2023, respectively	(2,112)	1,575	96
Other comprehensive income (loss), net of tax	25,397	(10,851)	13,753
Comprehensive income	$72,751	$52,196	$55,256

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$47,354	$63,047	$41,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,691	211,916	236,966
Non-cash operating lease costs	9,001	10,923	11,141
Share-based compensation	44,927	40,915	31,920
Provision for credit losses on accounts receivable	4,027	2,898	2,809
Provision for credit losses on investments	17,566	—	—
Deferred income taxes, net	3,961	(18,822)	(30,017)
Loss on sale of businesses	57,988	3,780	—
Goodwill impairment	17,579	85,273	56,850
Changes in fair value of contingent consideration	(2,834)	—	(200)
Loss (income) from equity method investments	7,946	(11,223)	9,329
(Gain) loss on investment, net	(5,018)	7,654	28,138
Other	3,067	3,601	5,159
Decrease (increase) in:
Accounts receivable	(8,381)	(153,121)	(35,371)
Prepaid expenses and other current assets	(9,347)	(17,153)	(8,700)
Other assets	9,759	11,367	(5,574)
Increase (decrease) in:
Accounts payable and income taxes payable	2,578	171,280	9,419
Deferred revenue	(4,584)	5,043	(6,802)
Accrued liabilities and other current liabilities	(17,212)	(27,063)	(26,608)
Net cash provided by operating activities	407,068	390,315	319,962
Cash flows from investing activities:
Purchases of property and equipment	(119,198)	(106,635)	(108,729)
Acquisitions, net of cash received	(67,340)	(217,570)	(9,492)
Purchase of equity investments	—	—	(11,858)
Proceeds from sale of equity investments	25,250	19,455	3,174
Proceeds from sale of equity method investment	860	—	—
Distribution from equity method investment	10,756	—	—
Proceeds from sale of businesses, net of cash divested	3,579	7,860	—
Other	338	(565)	(503)
Net cash used in investing activities	(145,755)	(297,455)	(127,408)
Cash flows from financing activities:
Payment of debt	—	(134,989)	—
Debt extinguishment costs	—	(277)	—
Repurchase of common stock	(173,792)	(185,181)	(108,527)
Issuance of common stock under employee stock purchase plan	6,542	8,371	8,727
Deferred payments for acquisitions	(1,344)	(7,842)	(15,241)
Other	(1,700)	(1,076)	250
Net cash used in financing activities	(170,294)	(320,994)	(114,791)
Effect of exchange rate changes on cash and cash equivalents	10,112	(3,598)	7,056
Net change in cash and cash equivalents	101,131	(231,732)	84,819
Cash and cash equivalents at beginning of year	505,880	737,612	652,793
Cash and cash equivalents at end of year	607,011	505,880	737,612

See Notes to Consolidated Financial Statements

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common stock		Additional	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	paid-in capital	earnings	comprehensive loss	Equity
Balance, January 1, 2023	47,269,446	$473	$439,681	$1,537,830	$(85,373)	$1,892,611
Net income	—	—	—	41,503	—	41,503
Other comprehensive income, net of tax expenses of $16	—	—	—	—	13,753	13,753
Issuance of restricted stock, net	47,274	—	(6,220)	1,573	—	(4,647)
Issuance of shares under employee stock purchase plan	161,488	2	8,725	—	—	8,727
Issuance of common stock, net	186,102	2	13,420	—	—	13,422
Repurchase and retirement of common stock	(1,585,846)	(16)	(15,388)	(89,515)	—	(104,919)
Share-based compensation	—	—	31,920	—	—	31,920
Other, net	—	—	63	565	—	628
Balance, December 31, 2023	46,078,464	$461	$472,201	$1,491,956	$(71,620)	$1,892,998
Net income	—	—	—	63,047	—	63,047
Other comprehensive loss, net of tax benefit of $514	—	—	—	—	(10,851)	(10,851)
Issuance of restricted stock, net	95,169	—	(7,632)	2,484	—	(5,148)
Issuance of shares under employee stock purchase plan	174,706	2	8,369	—	—	8,371
Repurchase and retirement of common stock	(3,500,000)	(35)	(24,973)	(156,822)	—	(181,830)
Share-based compensation	—	—	40,915	—	—	40,915
Increase in fair value of conversion feature on 3.625% Convertible Notes, net of tax effect of $1,000	—	—	3,001	—	—	3,001
Other, net	—	—	10	369	—	379
Balance, December 31, 2024	42,848,339	$428	$491,891	$1,401,034	$(82,471)	$1,810,882
Net income	—	—	—	47,354	—	47,354
Other comprehensive income, net of tax expense of $677	—	—	—	—	25,397	25,397
Issuance of restricted stock, net	187,791	3	(10,654)	5,401	—	(5,250)
Issuance of shares under employee stock purchase plan	242,171	2	6,540	—	—	6,542
Repurchase and retirement of common stock (1)	(4,901,442)	(49)	(59,857)	(116,198)	—	(176,104)
Share-based compensation	—	—	44,758	—	—	44,758
Other, net	—	—	45	(49)		(4)
Balance, December 31, 2025	38,376,859	$384	$472,723	$1,337,542	$(57,074)	$1,753,575

(1)Includes 143,161 shares received in connection with sale of our minority equity ownership interest in OpenEvidence during the year ended December 31, 2025.

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
Segment Reporting
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance.
The Company has five operating segments which are its five reportable segments: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, 4) Connectivity, and 5) Cybersecurity & Martech. Refer to Note 17 — Segment Information for additional detail.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2025	2024
Settlement receivables, net	$313,413	$296,553
Trade receivables, net	346,848	349,120
Other receivables	6,955	14,550
Accounts receivable, net	$667,216	$660,223
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
The rollforward of allowance for credit losses on Accounts receivable, net is as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$8,148	$6,871	$6,868
Current period provision for credit losses	4,027	2,898	2,809
Write-offs charged against the allowance, net of recoveries collected (1)	(2,959)	(1,621)	(2,806)
Ending balance	$9,216	$8,148	$6,871

(1)Amounts of recoveries were immaterial for periods presented.
Investments
The Company accounts for its investments in debt securities in accordance with ASC Topic 320, Investments — Debt Securities (“ASC 320”). The Company’s available-for-sale debt securities are carried at an estimated fair value with any unrealized gains or losses, net of taxes, included in accumulated other comprehensive loss on our Consolidated Balance Sheets. All debt securities are accounted for on a specific identification basis. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in ‘Provision for credit losses on investments’ in the Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in ‘Accumulated comprehensive loss’ in the Consolidated Balance Sheets.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Company accounted for its investment in Consensus common stock as an investment in equity securities, at fair value under the fair value option, and the related fair value gains and losses were recognized in earnings. The fair value of Consensus common stock was readily available as Consensus is a publicly traded company.
Concentration of Credit Risk
The Company primarily invests its cash, cash equivalents, and marketable securities with major financial institutions primarily within the United States, Canada, United Kingdom, Australia, the European Union, Japan, Denmark, Sweden, and Norway. These investments are made in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs, and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. As of December 31, 2025, the Company’s cash and cash equivalents that were maintained in demand deposit accounts in qualifying financial institutions are insured up to the limit determined by the applicable governmental agency.
Variable Interest Entities (“VIE”s)
A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates its investments in entities in which it is involved to determine if the entity is a VIE and if so, whether it holds a variable interest and is the primary beneficiary. The Company has determined that it holds a variable interest in its investment as a limited partner in the OCV Fund I, LP (“OCV Fund”), as well as in another independent corporation. The Company has concluded that it will not consolidate these VIEs, as it is not the primary beneficiary.
OCV Fund qualifies as an investment company under ASC Topic 946, Financial Services, Investment Companies (“ASC 946”). Under ASC Topic 323, Investments — Equity Method and Joint Ventures, an investor that holds investments that qualify for specialized industry accounting for investment companies in accordance with ASC 946 should record its share of the earnings or losses, realized or unrealized, as reported by its equity method investees in the Consolidated Statements of Operations.
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
The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to ASC Topic 350, Intangibles— Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, it then performs an impairment test of goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using a mix of an income approach and a market approach. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. During the years ended December 31, 2025, 2024, and 2023, the Company recorded goodwill impairments of $17.6 million, $85.3 million, and $56.9 million, respectively. Refer to Note 8 — Goodwill and Intangible Assets for additional details.
The Company did not have intangible assets with indefinite lives during years ended December 31, 2025, 2024, and 2023.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks, trade names, and other intangible assets, including developed technologies. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names, and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Trade names and trademarks are generally amortized on a straight-line basis with an estimated useful life ranging from two to twenty years. The Company amortizes customer relationship assets in a pattern that best reflects the pace at which the asset’s benefits are consumed with useful lives ranging from three to sixteen years. This pattern results in more amortization expense being recognized earlier in the useful life. Other purchased intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to ten years. Amortization expense of definite-lived intangibles assets is included in depreciation and amortization in the Consolidated Statements of Operations.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accounts payable	$151,287	$164,352
Settlement payables, net	469,134	408,747
Accrued employee related costs	35,980	55,800
Other accrued liabilities	53,033	41,870
Accounts payable and accrued expenses	$709,434	$670,769
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
The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the Consolidated Balance Sheets. The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior amounts. Changes in the estimated fair value of its contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in ‘General, administrative, and other related costs’ in the Consolidated Statements of Operations.
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
Direct Costs
Direct costs represent the Company’s costs of revenue and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, and processing fees. Direct costs exclude depreciation and amortization expenses for all periods presented. For the years ended December 31, 2025, 2024, and 2023, direct costs were $206.6 million, $200.3 million, and $185.7 million, respectively.
Research, Development, and Engineering
Research, development, and engineering costs are costs associated with software design and development and primarily consist of compensation for personnel. Costs incurred during the preliminary project stage are expensed as incurred. Costs for software development incurred during the application development stage are capitalized and amortized over their estimated useful lives. We do not capitalize any costs once the software is ready for its intended use. For the years ended December 31, 2025, 2024, and 2023, research, development, and engineering expenditures were $62.0 million, $67.4 million, and $68.9 million, respectively.
Advertising Costs
The Company incurs external advertising costs to promote its brands. These costs primarily consist of expenses related to digital advertising on websites and apps of third parties, creative services, trade shows and similar events, marketing expenses, and marketing intelligence expenses. Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024, and 2023 external advertising costs were $119.4 million, $114.8 million, and $120.8 million, respectively.
Foreign Currency
Most of the Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Net translation income (loss) was $27.5 million, $(12.4) million, and $13.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Realized gains and losses from foreign currency transactions are recognized within ‘Other income (loss), net’ in the Consolidated Statements of Operations. Foreign exchange losses amounted to $(5.6) million, $(1.0) million, and $(3.9) million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company recognizes accrued interest and penalties related to uncertain income tax positions in income tax expense in its Consolidated Statements of Operations.
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
Share Repurchases
The Company accounts for share repurchases on a trade date basis by allocating cost in excess of par value between retained earnings and additional paid-in capital. The repurchased shares are constructively retired and returned to an authorized but unissued status. The Company accrues a mandatory 1.0% excise tax on all completed share repurchases.
Recent Accounting Pronouncements
Recently issued applicable accounting pronouncements adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the update require public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than 5% of the amount computed by multiplying pretax income by statutory income tax rate. The amendments also require that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid. The amendments eliminate some of the previously required disclosures for all entities relating to estimates of the change in unrecognized tax benefits reasonably possible within twelve months. The amendments in this update are effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. We adopted this update for the annual period ended December 31, 2025 and the amendments have been applied prospectively.
Recently issued applicable accounting pronouncements not yet adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update are intended to enhance clarity and consistency in interim reporting disclosures. The update improves the navigability of interim reporting guidance, provides a comprehensive list of required disclosures, and includes a new disclosure principle for reporting material events occurring after the most recent annual period. The guidance is effective

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the effect of adoption of this update on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update eliminates accounting considerations for software project development stages and replaces it with the requirement to commence software capitalization when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and will be used to perform its intended function. This update further provides the guidance about “probable-to-complete” recognition threshold. Specifically, such threshold is not considered being met when there is a significant uncertainty associated with the development activities of the software, This update is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adoption of this update on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with the practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenues from Contracts with Customers (“ASC 606”). This update permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been issued or made available for issuance. The Company is currently evaluating the effect of adoption of this update on our consolidated financial statements.
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
The Company determines whether revenues should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction, respectively. The vast majority of the subscription and licensing revenues is recognized on a gross basis as the Company primarily acts as a “principal” as defined under ASC 606. The Company records revenues on a gross basis with respect to revenues generated from the resale of various third-party solutions, primarily through its email security line of business, because the Company has control of the specified good or service prior to transferring control to the customer.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands).

	Years ended December 31,
Technology & Shopping	2025 (1)	2024 (1)	2023 (1)
Advertising and performance marketing	$350,985	$345,655	$310,733
Subscription and licensing	10,438	7,158	8,256
Other	(4,827)	9,069	11,568
Total Technology & Shopping revenues	$356,596	$361,882	$330,557

Gaming & Entertainment
Advertising and performance marketing	$124,212	$120,788	$114,074
Subscription and licensing	59,323	59,468	54,747
Other	23	20	—
Total Gaming & Entertainment revenues	$183,558	$180,276	$168,821

Health & Wellness
Advertising and performance marketing	$335,746	$299,474	$309,182
Subscription and licensing	53,727	49,538	41,185
Other	12,880	13,396	11,556
Total Health & Wellness revenues	$402,353	$362,408	$361,923

Connectivity
Advertising and performance marketing	$12,642	$11,926	$13,112
Subscription and licensing	202,065	185,994	179,286
Other	16,026	15,700	19,120
Total Connectivity revenues	$230,733	$213,620	$211,518

Cybersecurity & Martech
Subscription and licensing	$273,115	$283,502	$291,209
Other	4,913	—	—
Total Cybersecurity & Martech revenues	$278,028	$283,502	$291,209

Total Revenues	$1,451,268	$1,401,688	$1,364,028

(1)Amounts presented are net of inter-segment revenues.
The Company recorded $188.9 million and $181.7 million of revenue for the years ended December 31, 2025 and 2024, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Transaction Price Allocation to Future Performance Obligations
As of December 31, 2025, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $68.1 million and is expected to be recognized as follows: 62% by December 31, 2026 and 38% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the transaction price is a variable consideration that corresponds directly with the Company’s performance.
Sales Taxes
The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are (i) both imposed on and concurrent with a specific revenue-producing transaction and (ii) collected by the Company from a customer.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Costs to Obtain a Contract
The Company’s revenues are primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid to employees based on the achievements of sales targets in a given period for related revenue streams and are recognized in the month when the revenue is earned. Incentive compensation is paid on the issuance or renewal of the customer contract. The Company also partners with various affiliates in order to generate a portion of its revenues for certain lines of business. The commissions earned by the Company’s affiliates are incentive based and are paid on the acquisition of new customers in a given period. As a practical expedient, for employee and affiliate commissions, amortization periods of which are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customers with amortization periods determined to be greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.
As of December 31, 2025 and 2024, the Company capitalized approximately $14.6 million and $14.2 million, respectively, related to affiliate commissions and they are included in ‘Prepaid expenses and other current assets’ and ‘Other assets’ in the Consolidated Balance Sheets.
In addition, the Company pays fees to app stores for the distribution of its paid mobile apps. The Company defers and amortizes mobile app store fees related to subscriptions over the term of the applicable subscription. As of December 31, 2025 and 2024, the Company deferred approximately $4.4 million and $6.0 million, respectively, related to app store fees and are included in ‘Prepaid expenses and other current assets’ in the Consolidated Balance Sheets.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized expense of $26.5 million, $26.2 million, and $21.7 million respectively, related to the amortization of capitalized costs to obtain a contract with a customer.
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
4.Acquisitions and Dispositions
Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.
2025 Acquisitions
The Company completed seven immaterial acquisitions during the year ended December 31, 2025, paying the purchase price in cash for each transaction. These acquisitions were comprised of six acquisitions that were accounted for as business combinations and one accounted for as an asset acquisition. Total consideration for these acquisitions was $81.9 million, or $76.7 million, net of cash acquired.
Goodwill recognized for these acquisitions during the year ended December 31, 2025 was $30.6 million, of which $21.0 million is expected to be deductible for income tax purposes. Approximately $40.2 million of definite-lived intangibles were recorded in connection with the acquisitions during the year ended December 31, 2025, including $25.1 million of Customer relationships, net, $7.0 million of Trade names and trademarks, net, and $8.1 million of Other purchased intangibles, net. The initial accounting for one of the 2025 business acquisitions is incomplete due to the timing of available information and is subject to change. As of December 31, 2025, the Company has recorded provisional amounts for certain intangible assets (including customer relationships, trade names, and other purchased intangibles), preliminary acquisition date working capital, and related tax items.
The Condensed Consolidated Statement of Operations reflects the results of operations of the 2025 acquisitions since the date of each respective acquisition.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
2024 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2024, paying the purchase price in cash in each transaction: (a) a purchase of 100% of the equity interest in TDS Gift Cards (“TDS”), acquired on February 5, 2024, a digital gifting and branded payments platform, which is reported within our Technology & Shopping segment; (b) a purchase of 100% of the equity interest in CNET Media, Inc. and certain related entities (“CNET”), acquired on September 12, 2024, a digital medial publication platform, which is reported within our Technology & Shopping segment; and (c) two other immaterial acquisitions. All of these acquisitions were accounted for as business combinations. The acquisition of TDS expanded our ability to offer innovative shopping solutions to our merchant partners and broaden our capabilities to help facilitate commerce between consumers and some of the market’s most highly visible brands. The acquisition of CNET allowed us to reach a wider audience that is attractive to advertisers in the technology space. Total consideration for all businesses acquired in 2024 was $365.1 million, or $219.2 million, net of cash acquired.

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed for our 2024 acquisitions (in thousands):

	Valuation
Assets and Liabilities	TDS	CNET (2)
Cash	$142,957	$—
Accounts receivable and other current assets (1)	171,290	17,236
Intangible assets	108,340	100,500
Goodwill (2)	81,248	36,316
Deferred tax asset, noncurrent (3)	—	11,412
Other assets	203	1,480
Accounts payable and other current liabilities	(290,161)	(11,827)
Deferred tax liability, noncurrent	(25,442)	(169)
Deferred revenue, noncurrent	—	—
Other noncurrent liabilities	(847)	(700)
Total	$187,588	$154,248

(1)The fair value of the assets acquired includes accounts receivable of $170.7 million (including Settlement receivables, net of $166.8 million) related to TDS and $16.5 million related to CNET.
(2)During the year ended December 31, 2025, we recorded a measurement period adjustment of $(1.2) million to Customer relationships, $0.7 million to Other purchased intangibles assets, $0.9 million to Accounts receivable and other current assets, $0.8 million to Other assets, $(0.7) million to Other noncurrent liabilities, and $(0.2) million to Deferred tax liability, noncurrent with corresponding adjustments to Goodwill.
(3)Deferred tax asset balance for CNET is presented within ‘Deferred income taxes’ in the Consolidated Balance Sheets.
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
Unaudited Pro Forma Financial Information for the 2024 Acquisitions
The following unaudited pro forma information reflects the combined results from these 2024 acquisitions had they occurred on January 1, 2023. This information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired businesses been combined companies during the periods presented. These pro forma results are estimates and exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2023. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

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
Dispositions
On December 31, 2025, the Company completed the disposition of its video game publishing business within its Technology & Shopping reportable segment, which did not meet the criteria for discontinued operations. The Company sold its entire video game publishing business, including but not limited to its unreleased and released video games, including trademarks as applicable, and working capital. Total consideration received includes cash proceeds upon disposition and cash contingent consideration to be paid over five years. The Company made an accounting policy election to record the contingent consideration as the contingent consideration is earned and the contingencies are resolved under ASC Topic 450, Commitments and Contingencies. Thus an estimate of the fair value of contingent consideration is not included within the determination of the loss on sale. Total recognized pre-tax loss on disposal of the video game publishing business was $58.0 million and is included in ‘Loss on sale of businesses’ in the Consolidated Statements of Operations.
5.Investments
Investments consist of equity and debt securities.
Investment in equity securities
On October 7, 2021, we completed the separation of our cloud fax business (the “Separation”) into an independent publicly traded company. Following the Separation, the Company retained an interest in Consensus common stock. During the year ended December 31, 2023, the Company sold 52,393 shares of common stock of Consensus in the open market. As of December 31, 2023, the carrying value of the investment in Consensus was $27.1 million, which was included in ‘Short-term investments’ in the Consolidated Balance Sheets. The Company accounted for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses are recognized in earnings. During the year ended December 31, 2024, the Company sold its remaining 1,034,295 shares of Consensus in the open market. As of December 31, 2025 and 2024, the Company did not hold any shares of the common stock of Consensus. The Company accounted for its investment in Consensus at fair value under the fair value option, and the related fair value gains and losses were recognized in earnings. For the years ended December 31, 2025, 2024, and 2023, losses of zero, $7.7 million, and $28.1 million, respectively, were recorded in the Consolidated Statements of Operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
On July 31, 2023, the Company entered into an agreement to purchase a $25.0 million minority equity ownership interest in OpenEvidence (formerly known as Xyla), an artificial intelligence company. This minority investment was made in the form of cash and shares of the Company’s common stock. The Company accounted for its investment in OpenEvidence as an equity investment without a readily determinable fair value measured under the measurement alternative in accordance with ASC 321. As of December 31, 2024, the investment in OpenEvidence had a carrying value of $25.3 million, including transaction costs, and was included in ‘Long-term investments’ in the Condensed Consolidated Balance Sheets. On April 24, 2025, the Company sold its minority interest in OpenEvidence for $29.7 million, including $25.2 million in cash and 143,161 shares of the Company’s common stock, all of which had been issued in the purchase of the minority interest in OpenEvidence.
Investment in corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million. On May 19, 2023, the Company entered into the Note Amendment Agreement (the “Amendment”) with respect to the same entity. The Amendment increased the interest rate on the convertible notes to 6%, extended the maturity date, and subordinated all existing and future obligations, liabilities, and indebtedness of the entity to the entity’s senior creditor, as defined in the Amendment. This investment is included in ‘Short-term investments’ in the Consolidated Balance Sheets and is classified as available-for-sale. The investment was initially measured at its transaction price and subsequently re-measured at fair value, with unrealized gains and losses reported as a component of other comprehensive income. In evaluating the available-for-sale debt security, the Company elected to exclude accrued interest receivable from the fair value and amortized cost basis. The amortized cost of the available-for-sale debt security excluded accrued interest receivable of zero, net of allowance for credit losses of $2.6 million, as of December 31, 2025 and $2.1 million, net of allowance for credit losses of zero, as of December 31, 2024, which is presented in 'Prepaid expenses and other current assets' in the Consolidated Balance Sheets.
During the year ended December 31, 2025, based on the latest available financial and certain other information related to the issuing entity, the Company determined that the fair value of its investment in this corporate debt security was below its amortized cost. Based on this information, the Company determined that a credit loss exists. During the year ended December 31, 2025, the Company recognized the provision for credit losses of $17.6 million on the total amount of accrued interest receivable and amortized cost of the available-for-sale debt security in ‘Provision for credit losses on investments’ in the Consolidated Statements of Operations. An additional $3.5 million, before tax, representing the excess of unrealized losses over the provision for credit losses was recognized in ‘Accumulated other comprehensive loss’ in the Consolidated Balance Sheets. There were no investments in an unrealized loss position as of December 31, 2024. The Company does not intend to sell its available-for-sale corporate debt security. In addition, it is more likely than not that the Company will not be required to sell it before recovery of the amortized cost basis, which may be at maturity.
As of December 31, 2025, the carrying value and the maximum exposure of the Company’s investment in the corporate debt security was approximately zero and $15.0 million, with a contractual maturity date that was less than one year. As of December 31, 2024, both the carrying value and the maximum exposure of the Company’s investment in the corporate debt security was approximately $17.8 million, with a contractual maturity date that was more than one year but less than five years. Cumulative gross unrealized gains (losses) on investment in the corporate debt security as of December 31, 2025 were zero. Cumulative gross unrealized gains on investment in the corporate debt security as of December 31, 2024 were approximately $2.8 million, respectively.
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
During the years ended December 31, 2025, 2024, and 2023, the Company recognized (loss) income from equity method investment of $(7.9) million, $11.2 million, and $(9.3) million, net of taxes, respectively. During the year ended December 31, 2025, the loss was primarily a result of a $21.2 million, net of tax, other-than-temporary impairment related to one of the underlying investments of the OCV Fund that had a significant deterioration in its financial performance and expected future cash flows. The impairment amount represented substantially all of the Company’s proportionate interest in the underlying investment. The loss was offset in part by an increase in the value of certain other OCV Fund investments. During the years ended December 31, 2024 and 2023, the income or loss were primarily the result of gains or losses in the underlying investments.
During the year ended December 31, 2025, the Company received a distribution from the OCV Fund of $10.8 million.
As of December 31, 2025, both the carrying value and the maximum exposure of the Company’s equity method

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
investment was approximately $93.2 million. As of December 31, 2024, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $115.0 million. These equity securities are included within ‘Long-term investments’ in the Consolidated Balance Sheets.
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
The fair value of the Company’s investment in Consensus common stock was determined using quoted market prices, which is Level 1 input. During the year ended December 31, 2024, the Company sold its remaining investments in Consensus common stock (see Note 5 — Investments).
The Company has an investment in a corporate debt security that does not have a readily determinable fair value because the acquired security is privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. The investment is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt security is determined primarily based on estimates and assumptions, including Level 3 inputs. During the years ended December 31, 2025, the Company determined that the fair value of the Company’s investment in this corporate debt security fell to zero based on the latest available financial and certain other information related to the issuing entity. Refer to Note 5 — Investments for further information. As of December 31, 2024, the fair value was determined based upon various probability-weighted scenarios which included discount rate assumptions between 9% and 10%, depending on the probability scenario. In addition, the determination of fair value included a conversion timeframe of approximately six months to two years, depending on the probability scenario, as of December 31, 2024.
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
In connection with certain of the Company’s acquisitions, contingent consideration may be payable upon achieving certain future earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross margin, and/or revenue thresholds and had a combined fair value of $6.8 million and $2.8 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the possible payments under these arrangements ranged from zero to a maximum total of $9.2 million. As of December 31, 2024, the possible payments under these arrangements ranged from zero to a maximum total of

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
$2.8 million. As of December 31, 2024, the contingent consideration was determined using a 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$86,657	$—	$—	$86,657	$86,657
Total assets measured at fair value	$86,657	$—	$—	$86,657	$86,657

Liabilities:
Contingent consideration	$—	$—	$6,837	$6,837	$6,837
Total liabilities measured at fair value	$—	$—	$6,837	$6,837	$6,837

December 31, 2024	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$85,833	$—	$—	$85,833	$85,833
Long-term investments:
Investment in corporate debt securities	—	—	17,788	17,788	17,788
Total assets measured at fair value	$85,833	$—	$17,788	$103,621	$103,621

Liabilities:
Contingent consideration	$—	$—	$2,834	$2,834	$2,834
Total liabilities measured at fair value	$—	$—	$2,834	$2,834	$2,834
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the year ended December 31, 2025 and 2024, there were no transfers that occurred between levels.
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt security that are measured at fair value on a recurring basis (in thousands):

	Years ended December 31,
	2025		2024
	Contingent Consideration Arrangements	Corporate Debt Securities	Contingent Consideration Arrangements	Corporate Debt Securities
Balance as of January 1	$2,834	$17,788	$2,834	$15,699
Fair value at date of acquisition	6,865	—	—	—
Fair value adjustments (1)	(2,784)	(17,788)	—	2,089
Foreign currency translation adjustment	(78)	—	—	—
Balance as of December 31	$6,837	$—	$2,834	$17,788

(1)During the years ended December 31, 2025, the fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General, administrative, and other related costs’ in the Consolidated Statements of Operations and relate to changes in the expected payout against financial targets. During the years ended December 31, 2025 and 2024, the fair value adjustments to the corporate debt security in the table above were recorded in ‘Change in fair value on available-for-sale investments, net’ in the Consolidated Statements of Comprehensive Income for the portion of the change that does not relate to change in credit conditions and in the ‘Provision for credit losses on investments’ in the Consolidated Statements of Operations for the portion of the change that relates to change in credit conditions.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value only when an impairment is recognized. The Company’s financial assets, comprised of equity securities without readily determinable fair value, are adjusted to fair value when observable price changes are identified or due to impairment. Such fair value measurements are based predominately on Level 3 inputs. See Note 8 — Goodwill and Intangible Assets for further information on goodwill impairment charges recorded in the years ended December 31, 2025 and 2024.
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
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes (in thousands)

	December 31,
	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$457,645	$434,736	$457,211	$420,935
1.75% Convertible Notes	$148,685	$145,381	$148,186	$139,976
3.625% Convertible Notes	$260,170	$256,568	$258,885	$259,200

7.Property and Equipment
Property and equipment, stated at cost, consists of the following (in thousands):

	December 31,
	2025	2024
Computer hardware, software, and related equipment	$662,630	$546,777
Furniture and equipment	5,211	4,820
Leasehold improvements	8,987	7,328
	676,828	558,925
Less: Accumulated depreciation and amortization	(463,649)	(361,710)
Total property and equipment, net	$213,179	$197,216
Depreciation expense included in ‘Depreciation and amortization’ in our Consolidated Statements of Operations was $106.9 million, $94.4 million, and $92.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
8.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Technology & Shopping	Gaming & Entertainment	Health & Wellness	Connectivity	Cybersecurity & Martech	Consolidated
Balance as of January 1, 2024	$293,652	$61,485	$403,257	$258,486	$529,185	$1,546,065
Goodwill acquired (Note 4)	117,855	6,811	—	—	4,532	129,190
Goodwill removed due to sale of businesses (1)	(3,983)	—	—	—	—	(3,983)
Goodwill impairment	(85,273)	—	—	—	—	(85,273)
Foreign exchange translation	(194)	5	(201)	(1,544)	(3,815)	(5,741)
Balance as of December 31, 2024	$322,057	$68,301	$403,056	$256,942	$529,902	$1,580,258
Goodwill acquired (Note 4)	—	11,552	508	401	18,160	30,621
Purchase accounting adjustments (2)	(291)	48	—	—	123	(120)
Goodwill impairment	—	—	—	—	(17,579)	(17,579)
Foreign exchange translation	36	625	1,034	3,230	9,432	14,357
Balance as of December 31, 2025	$321,802	$80,526	$404,598	$260,573	$540,038	$1,607,537

(1)During the year ended December 31, 2024, in a cash transaction, the Company sold an international business at the Technology & Shopping reportable segment, which resulted in $4.0 million of goodwill being removed in connection with this sale.
(2)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 — Acquisitions and Dispositions).
During the year ended December 31, 2025, on its annual assessment date, the Company performed quantitative fair value tests of all of its reporting units following a sustained decline in the Company’s stock price. Based on the quantitative fair value tests, the carrying value of one reporting unit within the Cybersecurity & Martech reportable segment exceeded its fair value, and the Company recorded an impairment of approximately $17.6 million during the year ended December 31, 2025. The Company also performed an interim quantitative test as of December 31, 2025 on one of its reporting units within its Technology & Shopping reportable segment and the fair value was in excess of its carrying value and no impairment was recorded.
During the year ended December 31, 2024, the Company reassessed the fair value of certain reporting units within the Technology & Shopping, Health & Wellness, and Cybersecurity & Martech reportable segment as a result of a sustained decline in the Company’s stock price and forecasted reductions in revenue or EBITDA in certain of its reporting units. Based on the quantitative fair value test of two reporting units within the Technology & Shopping reportable segment, the carrying value of the reporting units exceeded their fair value, and the Company recorded an impairment of approximately $85.3 million during the year ended December 31, 2024.

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
Goodwill as of December 31, 2025 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment and $17.6 million in the Cybersecurity & Martech reportable segment. Goodwill as of December 31, 2024 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment.
Intangible Assets Subject to Amortization
As of December 31, 2025, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$372,715	$243,326	$129,389
Customer relationships	823,406	646,876	176,530
Other purchased intangibles	410,351	372,058	38,293
Total	$1,606,472	$1,262,260	$344,212
As of December 31, 2024, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$375,449	$222,430	$153,019
Customer relationships	836,254	620,926	215,328
Other purchased intangibles	421,128	363,726	57,402
Total	$1,632,831	$1,207,082	$425,749

Expected amortization expenses for intangible assets subject to amortization at December 31, 2025 are as follows (in thousands):

Fiscal Year:
2026	$100,740
2027	75,587
2028	47,608
2029	37,650
2030	28,674
Thereafter	53,953
Total expected amortization expense	$344,212
Amortization expense included in ‘Depreciation and amortization’ in our Consolidated Statements of Operations was approximately $121.7 million, $117.5 million, and $144.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
9.    Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2025	2024
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	149,109	149,109
3.625% Convertible Notes	263,147	263,147
Total Notes	872,294	872,294
Credit Agreement	—	—
Less: Unamortized discount	(4,283)	(5,676)
Deferred issuance costs (1)	(1,511)	(2,336)
Total long-term debt	$866,500	$864,282
Less: current portion	(148,685)	—
Total long-term debt, less current portion	$717,815	$864,282

(1)Includes $0.6 million and $0.7 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of December 31, 2025 and December 31, 2024, respectively, $0.4 million and $0.9 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of December 31, 2025 and December 31, 2024, respectively, and $0.5 million and $0.7 million of carrying amount of deferred issuance costs on the 3.625% Convertible Notes as of December 31, 2025 and December 31, 2024, respectively.
At December 31, 2025, future principal and interest payments for debt are as follows (in thousands):

	Principal	Interest
2026	$149,109	$33,426
2027	—	30,816
2028	263,147	26,047
2029	—	21,277
2030	460,038	21,276
Thereafter	—	—
Total	$872,294	$132,842
Interest expense was $37.6 million, $35.3 million, and $41.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of December 31, 2025.
Cumulatively as of December 31, 2025, the Company has repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes.
The following table provides additional information on the 4.625% Senior Notes (in thousands):

	December 31,
	2025	2024
Principal amount of 4.625% Senior Notes	$460,038	$460,038
Less: Unamortized discount	(1,818)	(2,148)
Less: Deferred issuance costs	(575)	(679)
Net carrying amount of 4.625% Senior Notes	$457,645	$457,211
The following table provides the components of interest expense related to 4.625% Senior Notes (in thousands):

	Years ended December 31,
	2025	2024	2023
Coupon interest expense	$21,277	$21,269	$21,159
Amortization of discount and deferred issuance costs	434	415	396
Total interest expense related to 4.625% Senior Notes	$21,711	$21,684	$21,555

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
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The 1.75% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of December 31, 2025 and December 31, 2024, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes. Accordingly, as of December 31, 2024, the 1.75% Convertible Notes were classified as long-term debt on our Consolidated Balance Sheets. As of December 31, 2025, the 1.75% Convertible Notes are classified as a short-term debt on our Consolidated Balance Sheets as a result of their nearing maturity.
As of December 31, 2025, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 1,398,391 shares in the aggregate), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note indenture), in certain circumstances, the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event.
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
The following table provides additional information related to the 1.75% Convertible Notes (in thousands):

	December 31,
	2025	2024
Principal amount of 1.75% Convertible Notes	$149,109	$149,109
Less: Deferred issuance costs	(424)	(923)
Net carrying amount of 1.75% Convertible Notes	$148,685	$148,186

The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Years ended December 31,
	2025	2024	2023
Coupon interest expense	$2,609	$6,429	$17,369
Amortization of deferred issuance costs	499	1,251	1,863
Total interest expense related to 1.75% Convertible Notes	$3,108	$7,680	$19,232

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Holders may surrender their 3.625% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2027 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 3.625% Convertible Notes on each such applicable trading day; (ii) during the 5 business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 3.625% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after December 1, 2027, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, at an initial conversion rate of 10 shares of the Company’s common stock per $1,000 principal amount of 3.625% Convertible Notes. The Company will settle conversions of the 3.625% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of December 31, 2025 and December 31, 2024, the market trigger conditions did not meet the conversion requirements of the 3.625% Convertible Notes and, accordingly, the 3.625% Convertible Notes are classified as long-term debt on our Consolidated Balance Sheets.
As of December 31, 2025, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table provides additional information related to the 3.625% Convertible Notes (in thousands):

	December 31,
	2025	2024
Principal amount of 3.625% Convertible Notes	$263,147	$263,147
Less: Unamortized discount	(2,465)	(3,528)
Less: Deferred issuance costs	(512)	(734)
Net carrying amount of 3.625% Convertible Notes	$260,170	$258,885

The following table provides the components of interest expense related to the 3.625% Convertible Notes (in thousands):

	Years ended December 31,
	2025	2024
Coupon interest expense	$9,539	$4,372
Amortization of discount and deferred issuance costs	1,285	571
Total interest expense related to 3.625% Convertible Notes	$10,824	$4,943
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
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of December 31, 2025.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of each December 31, 2025 and December 31, 2024, net availability under the Credit Agreement was $348.8 million and $348.9 million, respectively, net of letters of credit.
10.Leases
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2031. Office and equipment leases are typically for terms of one to five years and generally provide renewal options. Some of the Company’s leases include options to terminate within one year.
During the year ended December 31, 2025, 2024, and 2023, the Company recorded impairments of $1.3 million, $0.9 million, and $2.2 million, respectively on its operating lease right of use assets within various reportable segments primarily related to exiting certain lease space as the Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a “remote” or “partial remote” work model. The impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC 360. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate which represent Level 3 unobservable inputs. The impairments are presented in ‘General, administrative, and other related costs’ on the Consolidated Statements of Operations.
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
Operating right-of-use assets are included in ‘Other assets’ on the Consolidated Balance Sheets. Operating lease liabilities are included in ‘Other current liabilities’ and ‘Other noncurrent liabilities’, respectively, on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2025	2024
Operating lease right-of-use assets	$22,324	$26,249

Operating lease liabilities, current	$7,416	$8,666
Operating lease liabilities, noncurrent	17,793	21,797
Total operating lease liabilities	$25,209	$30,463
The components of lease expense are as follows (in thousands):

	Years ended December 31,
	2025	2024
Operating lease cost	$9,463	$10,760
Short-term lease cost (1)	85	519
Total lease cost	$9,548	$11,279

(1)The Company made an election to account for a short-term lease payments on a straight-line basis over the term of the lease.

Other supplemental operating lease information consists of the following:

	December 31,
	2025	2024
Operating leases:
Weighted average remaining lease term	4.0 years	3.9 years
Weighted average discount rate	4.58%	4.28%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of December 31, 2025, maturities of operating lease liabilities were as follows (in thousands):

2026	$8,246
2027	6,502
2028	4,824
2029	4,311
2030	3,723
Thereafter	1,444
Total lease payments	$29,050
Less: Imputed interest	3,841
Present value of operating lease liabilities	$25,209
Sublease
Total sublease income for the years ended December 31, 2025, 2024, and 2023 was $1.7 million, $5.3 million, and $6.0 million, respectively. Total estimated aggregate sublease income to be received in the future is $1.5 million.
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
Litigation
From time to time, the Company and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against the Company and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. The Company does not believe, based on current knowledge, that any such legal proceedings or claims pending against us, including any set forth below, after giving effect to existing accrued liabilities, are likely to have a material adverse effect on the Company’s overall consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows in a particular period.
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
The Company does not believe, based on current knowledge, that any legal proceedings or claims pending against us, after giving effect to any existing accrued liabilities for such legal proceedings or claims, are likely to have a material adverse

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
effect on the Company’s overall consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows in a particular period.
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
The Company established reserves for these matters of $22.3 million and $25.2 million as of December 31, 2025 and December 31, 2024, respectively, which are included in ‘Accounts payable and accrued expenses’ and ‘Other noncurrent liabilities’ on the Consolidated Balance Sheet. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results, however, as of December 31, 2025, any potential range of loss was not estimable.
12.Income Taxes
The income tax (expense) benefit consisted of the following (in thousands):

	Years ended December 31,
	2025	2024	2023
Current:
Federal	$736	$(33,333)	$(29,040)
State	(3,407)	(8,625)	(8,179)
Foreign	(18,815)	(18,234)	(16,940)
Total current	(21,486)	(60,192)	(54,159)

Deferred:
Federal	(5,003)	14,684	20,817
State	2,550	2,144	7,177
Foreign	(1,508)	1,994	2,023
Total deferred	(3,961)	18,822	30,017
Income tax expense	$(25,447)	$(41,370)	$(24,142)
Income before income taxes for the years ended December 31, 2025, 2024, and 2023, respectively is as follows (in thousands):

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Years ended December 31,
	2025	2024	2023
Income from domestic operations	$20,888	$25,117	$25,762
Income from foreign operations	59,859	68,077	49,212
Income before income tax	$80,747	$93,194	$74,974
A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the year ended December 31, 2025 is as follows (amounts in thousands):

	Year ended December 31, 2025
	Amount	Percentage
Income before income tax expense	$80,747

U.S. Federal statutory rate	16,986	21.0%
State and local income taxes, net of federal tax effect (1)	864	1.1%
Foreign tax effect
Canada
Provincial taxes	1,269	1.6%
Changes in valuation allowances	3,292	4.1%
Goodwill impairment	885	1.1%
Other	425	0.5%
Finland
Return to Provision adjustments	(1,162)	(1.5)%
Other	(245)	(0.3)%
United Kingdom	1,773	2.2%
Other foreign jurisdiction	4,237	5.2%
Effect of cross-border tax laws
Global intangible low-taxed income (“GILTI”)	3,102	3.8%
Foreign derived intangible income (“FDII”)	(2,120)	(2.6)%
Subpart F inclusion	756	0.9%
Tax credits
Research and development	(3,259)	(4.0)%
Foreign tax credits	(6,257)	(7.7)%
Changes in valuation allowances	417	0.5%
Nontaxable or nondeductible items
Goodwill impairment	2,079	2.6%
Share-based payments awards	6,033	7.5%
Domestic-Foreign Intercompany Offset	(1,852)	(2.3)%
Other	419	0.5%
Changes in unrecognized tax benefits	(1,883)	(2.3)%
Other adjustments	(312)	(0.4)%
Effective tax rate	$25,447	31.5%

(1)In year 2025, state and local income taxes in California, Maryland, and Missouri comprise the majority of the domestic, state, and local income taxes, net of federal effect category.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The effective tax rate for the year ended December 31, 2025 differs from the federal statutory rate primarily due to the expense recognized for book purposes on the goodwill impairment that resulted in no corresponding tax benefit, a tax expense recognized due to recording a valuation allowance related to the Company’s U.S. and Canadian tax attributes and a tax expense recognized from the shortfall of share-based payments awards. The reduction to our effective tax rate was partially offset by tax benefits from tax credits and a decrease in the reserve for uncertain tax positions that was primarily due to the lapse of the statute of limitations.
A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Statutory tax rate	21.0%	21.0%
State income taxes, net	5.9	6.5
Foreign rate differential	4.3	3.1
Foreign income inclusion	3.1	6.0
Foreign tax credit	(3.1)	(4.7)
Reserve for uncertain tax positions	(6.1)	(5.9)
Valuation allowance	6.3	—
Impact on deferred taxes of enacted tax law and rate changes	—	0.6
Tax credits and incentives	(6.5)	(8.4)
Impairment of goodwill	19.2	16.0
Return to provision adjustments	(2.3)	(5.1)
Executive compensation	3.2	2.4
Other	(0.6)	0.7
Effective tax rates	44.4%	32.2%
The effective tax rate for the year ended December 31, 2024 differs from the federal statutory rate primarily due to the expense recognized for book purposes on the goodwill impairment related to two of the Company’s reporting units that resulted in no corresponding tax benefit and a tax expense recognized due to recording a valuation allowance related to the Company’s U.S. capital loss carryforwards. The detrimental impact to our effective tax rate was partially offset by a tax benefit recognized as a result of a decrease in the reserve for uncertain tax positions that was primarily due to the lapse of the statute of limitations.
The effective tax rate for the year ended December 31, 2023 differs from the federal statutory rate primarily due to the expense recognized for book purposes on the goodwill impairment related to one of the Company’s reporting units that resulted in no corresponding tax benefit and had a detrimental impact to the effective tax rate. The detrimental impact to our effective tax rate was partially offset by a tax benefit recognized as a result of a decrease in the reserve for uncertain tax positions that was primarily due to the lapse of the statute of limitations.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities from continuing operations are as follows (in thousands):

	Years ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss and other carryforwards	$19,776	$14,923
Tax credit carryforwards	3,780	3,727
Accrued expenses	12,416	12,019
Allowance for bad debt	1,924	2,514
Share-based compensation expense	10,266	8,634
Operating lease liabilities	4,941	5,717
Basis difference in fixed assets	30,559	39,242
Deferred revenue	5,654	3,413
Convertible debt	2,062	2,952
State taxes	699	2,526
Other	3,398	1,675
	95,475	97,342
Less: valuation allowance	(10,379)	(7,669)
Total deferred tax assets	$85,096	$89,673

Deferred tax liabilities:
Operating lease right-of-use assets	(4,753)	(5,040)
Basis difference in intangible assets	(104,458)	(103,676)
Unrealized gains on investments	(2,949)	(13,364)
Prepaid insurance	(3,357)	(2,111)
Other	(5,706)	(4,014)
Total deferred tax liabilities	(121,223)	(128,205)
Net deferred tax liabilities	$(36,127)	$(38,532)
The Company had approximately $85.1 million and $89.7 million in deferred tax assets, net of valuation allowances as of December 31, 2025 and 2024, respectively, related primarily to capital loss carryforwards, net operating loss carryforwards, capitalized research and development expenses, fixed asset basis, and accrued expenses being treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.
The Company had a valuation allowance on deferred tax assets from continuing operations of $10.4 million and $7.7 million as of December 31, 2025 and 2024, respectively.
The rollforward of the valuation allowance on the deferred tax assets from continuing operations is as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$7,669	$1,720	$1,699
Charges to costs and expenses	3,809	5,949	21
Write-offs and recoveries	(1,099)	—	—
Ending balance	$10,379	$7,669	$1,720

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of December 31, 2025, the Company had federal net operating loss carryforwards (“NOLs”) of $27.1 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. The Company estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. Approximately $2.0 million of the NOLs expire through 2031 with the remainder able to be carried forward indefinitely, depending on the year the loss was incurred. Additionally, the Company had tax-effected NOLs, net of valuation allowances of $1.7 million for foreign tax jurisdictions and $5.5 million for state tax jurisdictions.
As of December 31, 2025, the Company’s deferred tax assets included federal capital loss limitation carryforwards of $10.3 million that begin to expire in 2026 through 2028. In addition, as of December 31, 2025, the Company had available state research and development tax credit carryforwards of $3.2 million, which last indefinitely. The Company had no foreign tax credit carryforwards as of December 31, 2025.
The Company has not provided for deferred taxes on approximately $173.5 million of undistributed earnings from foreign subsidiaries as of December 31, 2025 or with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. In addition, because of the various avenues in which to repatriate the earnings, it is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings if eventually remitted.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Consolidated Balance Sheets. The Company’s prepaid taxes were $26.2 million and $6.4 million at December 31, 2025 and 2024, respectively.
Uncertain Income Tax Positions
Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheets. The Company has classified $9.1 million of unrecognized tax benefits including interest as a current liability as it expects to settle the balance within one year.
As of December 31, 2025, the total amount of unrecognized tax benefits for continuing operations was $18.4 million, of which $17.0 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2024, the total amount of unrecognized tax benefits for continuing operations was $22.6 million, of which $21.2 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2023, the total amount of unrecognized tax benefits for continuing operations was $29.2 million, of which $27.4 million, if recognized, would affect the Company’s effective tax rate.
The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2025, 2024, and 2023, is as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$22,617	$29,158	$34,208
Increases related to tax positions during a prior year	379	275	218
Decreases related to tax positions taken during a prior year	(166)	(540)	(1,023)
Increases related to tax positions taken in the current year	422	635	744
Decreases related to expiration of statute of limitations	(4,846)	(6,911)	(4,989)
Ending balance	$18,406	$22,617	$29,158
The Company includes interest and penalties related to unrecognized tax benefits within ‘Income tax expense’ on the Consolidated Statements of Operations. As of December 31, 2025, 2024, and 2023, the total amount of interest and penalties accrued was $10.2 million, $7.4 million, and $7.1 million, respectively, which is presented within ‘Liability for uncertain tax positions’ on the Consolidated Balance Sheets. In connection with the liability for unrecognized tax benefits, the Company recognized interest and penalty expense during the years ended December 31, 2025, 2024, and 2023 of $2.8 million, $0.3 million, and $0.7 million, respectively.
We conduct business on a global basis and as a result, one or more of our subsidiaries file income tax returns in the U.S. federal and in multiple state, local, and foreign tax jurisdictions. Our U.S. federal income tax returns for years 2012

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
through 2016 are under various stages of audit by the IRS. We are also under audit for various U.S. state and local tax purposes. With limited exception, our significant foreign tax jurisdictions are no longer subject to an income tax audit by the various tax authorities for tax years prior to 2022.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The Company currently does not expect the OBBBA to have a material impact on its effective tax rate but expects these provisions to result in a reduction of current income tax liabilities and an increase in deferred tax liabilities. The Company will continue to assess the implications of the OBBBA and will provide further disclosures in subsequent reporting periods, as necessary.
Income Taxes Paid
Income taxes paid, net of refunds during the year ended December 31, 2025 were as follows (in thousands):

Year ended
December 31, 2025
U. S. Federal	$25,375
State	5,016
Foreign
Canada	3,737
United Kingdom	8,616
Other foreign jurisdictions	5,865
Income taxes paid, net of refunds	$48,609
Income taxes paid, net of refunds during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years ended December 31,
	2024	2023
Income taxes paid, net of refunds	$68,731	$64,594

13.Stockholders’ Equity
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
During the years ended December 31, 2025, 2024, and 2023, the Company repurchased 4,758,281, 3,500,000, and 1,585,846 shares, respectively, under the 2020 Program, at an aggregate cost of $171.7 million, $181.8 million, and $104.9 million, respectively (including excise tax). Cumulatively as of December 31, 2025, 13,516,973 shares were repurchased under the 2020 Program, at an aggregate cost of $755.3 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for purchase as of December 31, 2025 was 1,483,027 shares.
On April 24, 2025, the Company repurchased 143,161 shares of its common stock at an aggregate value of approximately $4.5 million in connection with the sale of its minority equity ownership interest in OpenEvidence. The transaction had a non-cash element and involved the repurchase of our common stock that was issued in 2023 as partial consideration for the acquisition of a minority equity ownership interest in OpenEvidence. Refer to Note 5 - Investments and Note 18 - Supplemental Cash Flow Information for further information.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the years ended December 31, 2025, 2024 and 2023, the Company purchased and retired 132,291, 80,241, and 69,622 shares, respectively, at an aggregate cost of approximately $5.2 million, $4.1 million, and $4.6 million, respectively, from plan participants for this purpose.
14.Share-Based Compensation
The Company’s share-based compensation plans include the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), the 2015 Stock Option Plan (the “2015 Plan”), and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.
On May 7, 2024, the 2024 Plan was approved by the stockholders of the Company and replaced the 2015 Stock Option Plan. The 2024 Plan permits the Company to issue shares of common stock to or for the benefit of employees, consultants, and non-employee directors of the Company and its subsidiaries as part of their compensation. The 2024 Plan provides for the grant of stock options, restricted stock, stock appreciation rights, restricted stock units, performance-based awards, and other incentive awards. Shares authorized but unissued under the 2015 Plan that were not subject to outstanding awards under the 2015 Plan as of May 7, 2024 were canceled. The total number of shares of the Company’s common stock that may be issued under the 2024 Plan shall not exceed 3,500,000 shares, plus any Returned Shares, as defined in the 2024 Plan, under the 2015 Plan, and any shares under the 2024 Plan that are subsequently forfeited, canceled, reacquired by the Company, satisfied or are otherwise terminated (other than by exercise) or used to pay tax withholding obligations with respect to outstanding awards issued under the 2024 Plan. The 2024 Plan will expire on March 21, 2034, unless earlier terminated by the Board. Awards outstanding under the 2015 Plan were not impacted by the approval of the 2024 Plan. Collectively, the 2015 Plan and 2024 Plan are referred to herein as “Plans”. As of December 31, 2025, 435,135 shares underlying options and 2,066,549 shares of restricted stock units were outstanding under the Plans. As of December 31, 2025, there were 2,019,694 additional shares underlying options, shares of restricted stock, and other share-based awards available for grant under the 2024 Plan.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Consolidated Statements of Operations during the periods presented (in thousands):

	Years ended December 31,
	2025	2024	2023
Direct costs	$276	$248	$262
Sales and marketing	4,957	3,756	2,686
Research, development, and engineering	3,593	3,665	3,245
General, administrative, and other related costs (1)	36,101	33,246	25,727
Total share-based compensation expense	$44,927	$40,915	$31,920

(1)Includes expense of $0.2 million related to liability classified awards issued to non-employees of the Company for the year ended December 31, 2025.
Stock Options
As of December 31, 2025, 2024, and 2023, options to purchase 380,743, 326,351, and 271,959 shares of common stock were exercisable under and outside of the Plans, at weighted average exercise prices of $68.97, $68.97, $68.97, respectively. Stock options generally expire after 10 years and vest over a 5 to 8 year period.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).
Stock option activity for the years ended December 31, 2025, 2024, and 2023 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	435,135	$68.97
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Options outstanding at December 31, 2023	435,135	$68.97
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Options outstanding at December 31, 2024	435,135	$68.97
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Options outstanding at December 31, 2025	435,135	$68.97	2.0	$0
Exercisable at December 31, 2025	380,743	$68.97	2.0	$0
Vested and expected to vest at December 31, 2025	54,373	$68.97	2.0	$0

There were no stock option exercises in 2025, 2024, and 2023. The total fair value of options vested during the years ended December 31, 2025, 2024, and 2023 was $1.0 million, $1.0 million, and $1.0 million, respectively.
As of December 31, 2025, there was an immaterial amount of unrecognized compensation expense related to non-vested options granted under the Plans.
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board and senior staff pursuant to the Plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board, generally three or four years for senior staff (excluding market-based awards discussed below), and three to eight years for the Chief Executive Officer. The Company granted 757,292, 413,053, and 305,549 shares of restricted stock units (excluding awards with market conditions below) (“RSUs”) during the years ended December 31, 2025, 2024, and 2023, respectively.
The Company has awarded certain key employees market-based restricted stock (“PSAs”) and equity classified market-based restricted stock units (“PSUs”) pursuant to the Plans. PSUs granted in 2024 and 2025 vest in shares of the Company’s stock ranging from 0% to 200% of the award based on the Company’s attainment of a relative Total Shareholder Return (“TSR”) target compared to the TSR of all listed companies in the market index over the respective periods. Performance periods for PSUs granted in 2024 were one, two, and three-years and performance periods for PSUs granted in 2025 were two and three years. In each of 2024 and 2025, market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company and all listed companies in a market index achieving the relative TSR targets. During the years ended December 31, 2025 and 2024, the Company awarded 598,676 and 308,970 equity classified PSUs that vest under the conditioned specified above.
PSAs and PSUs granted prior to 2024 have vesting conditions that are based on specific stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day look back (trading days). During the year ended December 31, 2023, the Company awarded 167,606 PSUs at stock price targets ranging from $83.61 to $103.76 per share.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Share-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
The per share weighted average grant-date fair values of PSUs granted during the years ended December 31, 2025, 2024, and 2023 were $38.80, $87.17, and $70.06, respectively.
The assumptions used in determining the weighted-average fair values of PSUs granted during the periods presented are as follows:

	Years ended December 31,
	2025	2024	2023
Underlying stock price at valuation date	$38.19	$66.88	$77.80
Expected volatility	34.5%	32.9%	32.0%
Risk-free interest rate	3.9%	4.3%	4.1%

 Restricted stock award (“RSA”) and PSA activity for the years ended December 31, 2025, 2024 and 2023 is set forth below:

	RSAs		PSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	148,100	$70.93	163,181	$36.27
Granted	—	—	—	—
Vested	(52,060)	72.29	—	—
Forfeited	(322)	77.75	—	—
Nonvested at December 31, 2023	95,718	$70.17	163,181	$36.27
Granted	—	—	—	—
Vested	(40,735)	71.73	—	—
Forfeited	(154)	77.75	—	—
Nonvested at December 31, 2024	54,829	$68.97	163,181	$36.27
Granted	—	—	—	—
Vested	(27,632)	68.97	—	—
Forfeited	—	—	—	—
Nonvested at December 31, 2025	27,197	$68.97	163,181	$36.27

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
RSU and PSU activity for the years ended December 31, 2025, 2024 and 2023 is set forth below:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	343,955	$102.53	120,399	$87.04
Granted	305,549	76.80	167,606	70.06
Vested	(111,185)	101.41	—	—
Forfeited	(31,894)	83.82	(17,233)	77.98
Outstanding at December 31, 2023	506,425	$88.36	270,772	$77.09
Granted	413,053	64.60	308,970	87.17
Vested	(175,564)	90.68	—	—
Forfeited	(91,687)	74.44	(58,756)	79.88
Outstanding at December 31, 2024	652,227	$74.59	520,986	$82.73
Granted	757,292	37.20	598,676	38.80
Vested	(296,605)	79.13	(23,477)	78.73
Forfeited	(61,459)	58.53	(81,091)	68.39
Outstanding at December 31, 2025	1,051,455	$47.32	1,015,094	$57.74
Vested and expected to vest at December 31, 2025	970,428	$47.73	920,505	$59.28

(1)Represents the number of shares at 100% achievement.
Aggregate intrinsic value of shares outstanding as of December 31, 2025 was $37.0 million and $35.7 million for RSUs and PSUs, respectively. Aggregate intrinsic value for shares vested and expected to vest as of December 31, 2025 was $34.1 million and $32.4 million for RSUs and PSUs, respectively.
As of December 31, 2025, share-based compensation cost of $32.5 million is expected to be recognized over a weighted-average period of 1.8 years for RSUs, and share-based compensation cost of $21.2 million is expected to be recognized over a weighted-average period of 1.8 years for PSUs. As of December 31, 2025, there was an immaterial amount of unrecognized compensation expense related to non-vested RSAs. Share-based compensation cost for PSAs is fully recognized.
The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2025, 2024, and 2023 was $25.3 million, $15.9 million, and $11.3 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock and restricted stock units totaled $2.0 million, $2.3 million, and $1.9 million, respectively, for the years ended December 31, 2025, 2024, and 2023.
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
During 2025, 2024, and 2023, 242,171, 174,706, and 74,390 shares were purchased under the Purchase Plan, respectively, at a price ranging from $25.80 to $28.00 per share during 2025. Cash received upon the issuance of the Company’s common stock under the Purchase Plan was $6.5 million, $8.4 million, and $8.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, 577,334 shares were available under the Purchase Plan for future issuance.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period, or the six-month offering period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.0%, 12.1%, and 12.5% as of December 31, 2025, 2024, and 2023, respectively.
The share-based compensation expense related to the Purchase Plan has been estimated utilizing the following weighted average assumptions:

	December 31,
	2025	2024	2023
Risk-free interest rate	4.3%	5.3%	3.4%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	44.6%	31.4%	38.3%
15.    Defined Contribution 401(k) Savings Plan
The Company has several 401(k) Savings Plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2025, 2024, and 2023, the Company made contributions of $6.8 million, $4.9 million, and $5.2 million, respectively, to these 401(k) Savings Plans.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
16.Earnings Per Share
     The components of basic and diluted earnings per share from continuing operations are as follows (in thousands, except share and per share data):

	Years ended December 31,
	2025	2024	2023
Numerator for basic and diluted net income per common share:
Net income from continuing operations	$47,354	$63,047	$41,503
Less: Net income available to participating securities (1)	—	—	(2)
Plus: Convertible Notes interest expense (after-tax)	—	—	—
Net income available to the Company’s common shareholders from continuing operations	$47,354	$63,047	$41,501
Denominator:
Basic weighted-average outstanding shares of common stock	40,977,183	44,457,071	46,400,941
Diluted effect of:
Equity incentive plans	121,331	62,622	63,320
Convertible debt	—	—	—
Diluted weighted-average outstanding shares of common stock	41,098,514	44,519,693	46,464,261

Net income per share:
Basic	$1.16	$1.42	$0.89
Diluted	$1.15	$1.42	$0.89

Weighted-average shares excluded from diluted weighted-average shares outstanding:
Anti-dilutive stock options and restricted stock	796,753	1,069,443	629,807
Anti-dilutive convertible debt	4,029,861	4,892,773	5,158,071

(1)Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

17.Segment Information
The Company’s businesses are based on the organizational structure used by the Chief Executive Officer of the Company, who acts as the chief operating decision maker (“CODM”). The Company has five operating segments which are its five reportable segments as follows: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, 4) Connectivity, and 5) Cybersecurity & Martech. The Technology & Shopping reportable segment primarily generates revenues from advertising on publishing platforms and commerce sites and through publishing of specialized technology-based content and provision of authoritative content relating to products, services, shopping and savings. The Gaming & Entertainment reportable segment generates revenue by providing authoritative content relating to video games and entertainment and includes a video game and entertainment website focusing on games (including game help), films, anime, television, comics, technology, and other media. It also generates revenues through subscriptions to and storefront sales of video games, ebooks, and software, as well as through related advertising. The Health & Wellness reportable segment generates revenues from a collection of interactive tools and mobile applications that are designed to enable consumers to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet, and fitness, and from a collection of educational and professional development services, news, and information for healthcare professionals. The Connectivity reportable segment includes several data and services businesses that sit at the center of the broadband economy and are sources of information on internet connectivity and network performance and primarily generates revenues through the granting of access to, or delivery of, data products or services to customers and the sale of perpetual software licenses, related software support, and maintenance. The Cybersecurity & Martech reportable segment generates revenues from cloud-based Software-as-a-Service offerings for various communication, messaging, security, privacy, customer marketing, and other needs of end-users. It also generates revenues from a customer acquisition platform for subscription services companies.

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
Information on reportable segments revenues is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenue by reportable segment:
Technology & Shopping	$356,596	$361,882	$330,557
Gaming & Entertainment	183,558	180,276	168,821
Health & Wellness	402,353	362,408	361,923
Connectivity	230,733	213,620	211,518
Cybersecurity & Martech	278,028	283,502	291,209
Total segment revenues	1,451,268	1,401,688	1,364,028
Corporate	—	—	—
Total revenues	$1,451,268	$1,401,688	$1,364,028
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Significant reportable segment expenses are set forth in the tables below (in thousands):

	Year ended December 31, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$134,453		$42,377		$115,691		$58,030		$68,518		$419,069
Cloud computing, software, and other related expenses	26,588		8,280		17,011		17,936		42,482		112,297
Advertising and marketing related expenses	52,197		13,368		41,460		3,436		18,196		128,657
Partner payments	2,244		30,738		45,765		712		23,636		103,095
Professional and other third-party services	23,574		5,537		9,631		20,491		19,530		78,763
Goodwill impairment	—		—		—		—		17,579		17,579
Depreciation and amortization	90,880		11,740		54,472		29,028		42,151		228,271
Other	17,358	(1)	18,483	(2)	28,939	(3)	24,987	(4)	17,339	(5)	107,106
Total segment operating costs and expenses	347,294		130,523		312,969		154,620		249,431		1,194,837
Corporate (6)											73,345
Total operating costs and expenses											$1,268,182

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year ended December 31, 2024
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$139,293		$45,294		$115,509		$53,172		$77,518		$430,786
Cloud computing, software, and other related expenses	28,086		5,630		13,903		14,849		40,009		102,477
Advertising and marketing related expenses	51,418		12,226		39,199		2,898		21,799		127,540
Partner payments	7,063		27,262		38,736		932		21,063		95,056
Professional and other third-party services	20,455		5,908		8,730		14,356		17,228		66,677
Goodwill impairment	85,273		—		—		—		—		85,273
Depreciation and amortization	83,424		10,733		52,766		31,882		33,025		211,830
Other	17,942	(1)	19,222	(2)	26,358	(3)	16,157	(4)	17,899	(5)	97,578
Total segment operating costs and expenses	432,954		126,275		295,201		134,246		228,541		1,217,217
Corporate (6)											70,823
Total operating costs and expenses											$1,288,040

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year ended December 31, 2023
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Connectivity		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$121,721		$43,224		$109,401		$55,492		$75,340		$405,178
Cloud computing, software, and other related expenses	23,580		3,974		11,599		9,865		37,402		86,420
Advertising and marketing related expenses	55,185		9,468		42,477		3,296		24,189		134,615
Partner payments	7,721		26,637		33,842		730		19,120		88,050
Professional and other third-party services	15,025		3,629		10,604		13,199		18,211		60,668
Goodwill impairment	56,850		—		—		—		—		56,850
Depreciation and amortization	83,271		10,368		59,870		31,793		52,618		237,920
Other	17,702	(1)	14,222	(2)	30,555	(3)	26,552	(4)	21,119	(5)	110,150
Total segment operating costs and expenses	381,055		111,522		298,348		140,927		247,999		1,179,851
Corporate (6)											51,566
Total operating costs and expenses											$1,231,417

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Information on income from operations is set forth in the table below (in thousands).

	Years ended December 31,
	2025	2024	2023
Income (loss) from operations by reportable segment:
Technology & Shopping	$9,302	$(71,072)	$(50,498)
Gaming & Entertainment	53,035	54,001	57,299
Health & Wellness	89,384	67,207	63,575
Connectivity	76,113	79,374	70,591
Cybersecurity & Martech	28,597	54,961	43,210
Total segment income from operations	256,431	184,471	184,177
Corporate (1)	(73,345)	(70,823)	(51,566)
Income from operations	$183,086	$113,648	$132,611

(1)Corporate includes costs associated with general, administrative, and other expenses (including some depreciation and amortization) that are managed on a global basis and that are not directly attributable to any particular segment.

Information on capital expenditures is set forth in the table below (in thousands).

	Years ended December 31,
	2025	2024	2023
Capital expenditures:
Technology & Shopping	$15,899	$13,609	$17,778
Gaming & Entertainment	8,975	5,298	5,891
Health & Wellness	40,991	36,553	35,070
Connectivity	28,037	24,742	25,182
Cybersecurity & Martech	24,518	25,062	24,712
Total from reportable segments	118,420	105,264	108,633
Corporate	778	1,371	96
Total capital expenditures	$119,198	$106,635	$108,729
The Company maintains operations in the U.S., Canada, Ireland, the United Kingdom, India, and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Years ended December 31,
	2025	2024	2023
Revenues:
United States	$1,219,221	$1,165,571	$1,137,857
All other countries	232,047	236,117	226,171
Total	$1,451,268	$1,401,688	$1,364,028
Long-lived assets, excluding goodwill and other intangible assets are as follows (in thousands):

	December 31,
	2025	2024
Long-lived assets:
United States	$186,869	$178,732
All other countries	48,634	44,733
Total	$235,503	$223,465

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
18.    Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Non-cash investing activity:
Property and equipment, accrued but unpaid	$—	$—	$55
Right-of-use assets acquired in exchange for operating lease obligations	$782	$13,372	$1,597
Purchase of equity investments with common stock	$—	$—	$13,500
Sale of equity investments for common stock (1)	$4,488	$—	$—
Non-cash financing activity:
Increase in fair value of conversion feature on 3.625% Convertible Notes	$—	$4,001	$—
Excise tax on share repurchases	$1,584	$1,099	$—

(1)Includes 143,161 shares received in connection with sale of our minority equity ownership interest in OpenEvidence during the year ended December 31, 2025.

Supplemental data (in thousands):

	Years ended December 31,
	2025	2024	2023
Interest paid	$34,618	$28,856	$38,653
 Operating cash outflows related to lease liabilities were as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Operating cash outflows related to lease liabilities	$9,081	$17,167	$23,230
19.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2023	$441	$(85,814)	(85,373)
Other comprehensive income before reclassifications	96	13,657	13,753
Consensus separation	—	—	—
Balance as of December 31, 2023	$537	$(72,157)	$(71,620)
Other comprehensive income (loss) before reclassifications	1,575	(12,426)	(10,851)
Balance as of December 31, 2024	$2,112	$(84,583)	$(82,471)
Other comprehensive income before reclassifications	540	27,509	28,049
Amounts reclassified from accumulated other comprehensive loss	(2,652)	—	(2,652)
Balance as of December 31, 2025	$—	$(57,074)	$(57,074)
During the years ended December 31, 2025, the Company reclassified $2.7 million, net of tax, out of accumulated other comprehensive loss, representing the excess of unrealized losses over the provision for credit losses on the corporate debt security. See Note 5 – Investments for further details.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
There were no reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2024 and 2023.
20.Related Party Transactions
OCV Fund
OCV Fund is considered a related party because it is an investment that is accounted for by the equity method. On September 25, 2017, the Company entered into a commitment to invest $200.0 million (approximately 76.6% of equity) in the OCV Fund. The primary purpose of the OCV Fund is to provide a limited number of select investors with the opportunity to realize long-term appreciation from public and private companies, with a particular focus on the technology and life science industries. The general activities of the OCV Fund is to buy, sell, hold, and otherwise invest in securities of every kind and nature and rights and options with respect thereto, including, without limitation, stock, notes, bonds, debentures, and evidence of indebtedness; to exercise all rights, powers, privileges, and other incidents of ownership or possession with respect to securities held or owned by the OCV Fund; to enter into, make and perform all contracts and other undertakings; and to engage in all activities and transactions as may be necessary, advisable, or desirable to carry out the foregoing.
Subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the OCV Fund’s general partner would be entitled to a carried interest equal to 20%. The OCV Fund has a six year investment period, during which any incremental investments can be made, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy. No future capital calls will be made in connection with the Company’s investment in the OCV Fund, nor will any further management fees be paid by the Company to the manager.
21.Subsequent Event
On February 22, 2026, the Board of the Company authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional ten million shares of the Company’s common stock and (ii) an extension of the expiration date of the share repurchase program from August 2, 2029 to February 22, 2036 (“Amended Stock Repurchase Program”). As a result of the Amended Stock Repurchase Program, the aggregate number of shares of the Company’s common stock under 2020 Program increases from up to 15 million shares to up to 25 million of the Company’s common stock, with 10,741,308 shares remaining under the Amended Stock Repurchase Program as of February 22, 2026.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Ziff Davis’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Ziff Davis. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) using the 2013 framework.
Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation, management concluded that Ziff Davis’s internal control over financial reporting was effective as of December 31, 2025.
Our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their audit report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-5(f) under the Exchange Act) which occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Ziff Davis, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Ziff Davis, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

New York, New York
February 24, 2026

Item 9B. Other Information
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

                        PART III

Items 10-14
Information required under Item 10., Directors, Executive Officers and Corporate Governance, Item 11., Executive Compensation, Item 12., Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13., Certain Relationships and Related Transactions, and Director Independence and Item 14., Principal Accountant Fees and Services, is hereby incorporated by reference to the information to be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

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

3.4	Sixth Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Ziff Davis' Annual Report on Form 10-K filed on February 26, 2024 (File No. 0-25965))
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1.2 to Ziff Davis’ Current Report on Form 8-K filed on December 7, 2011 (File No. 0-25965))
4.2	Indenture, dated as of November 15, 2019 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on November 15, 2019 (File No. 0-25965))
4.3	Indenture, dated as of October 7, 2020 (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on October 7, 2020 (File No. 0-25965))
4.4
Indenture, dated as of July 16, 2024, between Ziff Davis, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Ziff Davis’ Current Report on Form 8-K filed on July 16, 2024.(File No. 0-25965))

4.5
Form of certificate representing the 3.625% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Ziff Davis’ Current Report on Form 8-K filed on July 16, 2024.(File No. 0-25965))

4.6	Description of Registered Securities (incorporated by reference to Exhibit 4.9 to Ziff Davis' Annual Report on Form 10-K filed on February 25, 2025 (File No. 0-25965)
4.7	Form of Waiver Regarding Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 10-Q filed on August 10, 2020 (File No. 0-25965)
10.1	J2 Global, Inc. 2015 Stock Option Plan (incorporated by reference to Annex A to Ziff Davis’ Definitive Proxy Statement on Schedule 14A filed on March 26, 2015 (File No. 0-25965))(1)
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
10.10
Form of Restricted Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on May 16, 2024 (File No. 0-25965))(1)

10.11
Form of Performance Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on May 16, 2024 (File No. 0-25965))(1)

10.12
Employment Agreement between Ziff Davis, Inc. and Vivek Shah, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))(1)

10.13
Employment Agreement between Ziff Davis, Inc. and Bret Richter, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))(1)

10.14
Employment Agreement between Ziff Davis, Inc. and Jeremy D. Rossen, effective as of June 13, 2022 (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Current Report on Form 8-K filed on June 15, 2022 (File No. 0-25965))(1)

10.15
Employment Agreement between Ziff Davis, Inc. and Lori Tansley, effective as of November 21, 2024 (incorporated by reference to Exhibit 10.16 to Ziff Davis' Annual Report on Form 10-K filed on February 25, 2025 (File No. 0-29565))(1)

10.16
Second Amended and Restated Limited Partnership Agreement, dated as of January 19, 2018, by and among OCV I GP, LLC and J2 Global, Inc. (incorporated by reference to Exhibit 10.9 to Ziff Davis’ Current Report on Form 10-K filed on March 1, 2018 (File No. 0-25965))

10.17
Credit Agreement, dated as of April 7, 2021, among J2 Global, Inc., the Lenders from time to time party thereto and MUFG Union Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 0-25965))

10.18
First Amendment to Credit Agreement, dated as of June 2, 2021, by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG (4) Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 0-25965))

10.19
Second, Third and Fourth Amendments to Credit Agreement by and among J2 Global, Inc., the subsidiaries of J2 Global, Inc. party thereto as guarantors, Citicorp North America Inc. and MUFG Union Bank, N.A., as lenders, and MUFG Union Bank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on September 22, 2021 (File No. 0-25965))

10.20
Fifth Amendment to the Credit Agreement, dated as of June 10, 2022, among Ziff Davis, Inc., the Guarantors, the lenders party to Amendment constituting Required Lender and all of the Term Lenders and MUFG UNION BANK, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 10.5 to Ziff Davis’ Quarterly Report on Form 10-Q filed on August 9, 2022 (File No. 0-25965))

10.21
Sixth Amendment to Credit Agreement, dated as of September 15, 2022, among Ziff Davis, Inc., the Guarantors, the lenders party to Amendment constituting Required Lenders and all of the Term Loan Two Lenders and MUFG UNION BANK, N. A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 0-25965))

10.22
Seventh Amendment to the Credit Agreement, dated as of April 10, 2024, among Ziff Davis, Inc., the Guarantors, the lenders party to the Amendment constituting Required Lenders and U. S. Bank National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Quarterly Report on Form 10-Q filed on May 9, 2024 (File No. 0-25965))

10.23
New Lender Joinder Agreement and Eighth Amendment to Credit Agreement, dated as of June 18, 2024, among Ziff Davis, Inc., the Lenders party thereto and U.S. Bank National Association, as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on June 25, 2024 (File No. 0-25965))

10.24
Transition Services Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.25
First Amendment to Transition Services Agreement, dated as of October 6, 2022, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.20 to Ziff Davis’ Annual Report on Form 10-K filed on March 1, 2023 (File No. 0-25965))

10.26
Second Amendment to Transition Services Agreement, dated as of January 3, 2023, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.21 to Ziff Davis’ Annual Report on Form 10-K filed on March 1, 2023 (File No. 0-25965))

10.27
Tax Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.28
Employee Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.29
Intellectual Property License Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

10.30
Stockholder and Registration Rights Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Exhibit 10.5 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

19.1	Ziff Davis, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to Ziff Davis' Annual Report on Form 10-K filed on February 25, 2025 (File No. 0-25965)
21.1*	List of subsidiaries of Ziff Davis, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

97.1	Ziff Davis, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Ziff Davis' Annual Report on Form 10-K filed on February 26, 2024 (File No. 0-25965))
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
(1) Indicates a management contract or compensatory plan required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2026.

Ziff Davis, Inc.

By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIVEK SHAH	Chief Executive Officer and a Director	February 24, 2026
Vivek Shah	(Principal Executive Officer)

/s/ BRET RICHTER	Chief Financial Officer	February 24, 2026
Bret Richter	(Principal Financial Officer)

/s/ LORI TANSLEY	Chief Accounting Officer	February 24, 2026
Lori Tansley	(Principal Accounting Officer)

/s/ SARAH FAY	Director	February 24, 2026
Sarah Fay

/s/ JANA BARSTEN	Director	February 24, 2026
Jana Barsten

/s/ TRACE HARRIS	Director	February 24, 2026
Trace Harris

/s/ WILLIAM B. KRETZMER	Director	February 24, 2026
William B. Kretzmer

/s/ KIRK MCDONALD	Director	February 24, 2026
Kirk McDonald

/s/ NEVILLE R. RAY	Director	February 24, 2026
Neville R. Ray

/s/ SCOTT C. TAYLOR	Director	February 24, 2026
Scott C. Taylor