Form 10-Q
period 2026-03-31
ZIFF DAVIS, INC.
filed 2026-05-08
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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

There were 36,835,400 shares outstanding of the Registrant’s common stock as of May 4, 2026.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2026

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$519,718	$573,777
Accounts receivable, net of allowances of $6,633 and $8,141, respectively	397,456	623,441
Prepaid expenses and other current assets	83,101	81,964
Current assets - held for sale	435,223	91,217
Total current assets	1,435,498	1,370,399
Long-term investments	100,075	93,228
Property and equipment, net of accumulated depreciation of $399,945 and $382,187, respectively	166,924	162,130
Intangible assets, net	314,134	338,178
Goodwill	1,343,817	1,346,964
Deferred income taxes	5,419	5,107
Other assets	28,418	24,523
Noncurrent assets - held for sale	—	322,777
TOTAL ASSETS	$3,394,285	$3,663,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$450,266	$696,918
Income taxes payable, current	2,706	7,345
Deferred revenue, current	132,048	129,700
Current portion of long-term debt	148,810	148,685
Other current liabilities	15,521	16,089
Current liabilities - held for sale	114,365	76,216
Total current liabilities	863,716	1,074,953
Long-term debt	718,257	717,815
Deferred revenue, noncurrent	6,105	6,518
Liability for uncertain tax positions	20,150	19,733
Deferred income taxes	30,157	41,116
Other noncurrent liabilities	34,392	33,055
Noncurrent liabilities - held for sale	—	16,541
TOTAL LIABILITIES	1,672,777	1,909,731
Commitments and contingencies (Note 9)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 37,387,662 and 38,376,859 shares at March 31, 2026 and December 31, 2025, respectively	374	384
Additional paid-in capital	454,325	472,723
Retained earnings	1,332,193	1,337,542
Accumulated other comprehensive loss	(65,384)	(57,074)
TOTAL STOCKHOLDERS’ EQUITY	1,721,508	1,753,575
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,394,285	$3,663,306

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended March 31,
	2026	2025
Total revenues	$267,641	$272,816
Operating costs and expenses:
Direct costs	44,317	40,401
Sales and marketing	115,233	112,411
Research, development, and engineering	13,637	13,920
General, administrative, and other related costs	46,644	43,163
Depreciation and amortization	44,878	48,452
Total operating costs and expenses	264,709	258,347
Operating income	2,932	14,469
Interest expense, net	(6,896)	(6,194)
Other income (loss), net	688	(1,475)
(Loss) income from continuing operations before income tax expense and income from equity method investment	(3,276)	6,800
Income tax expense	(2,637)	(3,618)
Income from equity method investment, net of tax	5,138	6,630
Net (loss) income from continuing operations	(775)	9,812
Net income from discontinued operations, net of tax	23,036	14,427
Net income	$22,261	$24,239

Net (loss) income per common share from continuing operations:
Basic	$(0.02)	$0.23
Diluted	$(0.02)	$0.23
Net income per common share from discontinued operations:
Basic	$0.61	$0.34
Diluted	$0.61	$0.34
Net income per common share:
Basic	$0.59	$0.57
Diluted	$0.59	$0.57
Weighted average shares outstanding:
Basic	37,597,190	42,558,090
Diluted	37,597,190	42,768,678

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Net income	$22,261	$24,239
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(8,310)	11,411
Change in fair value on available-for-sale investments, net of tax expense of $88 for the three months ended March 31, 2025	—	280
Other comprehensive (loss) income, net of tax	(8,310)	11,691
Comprehensive income	$13,951	$35,930

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$22,261	$24,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,783	55,832
Non-cash operating lease costs	2,037	2,034
Share-based compensation	10,913	9,752
Provision for credit losses on accounts receivable	1,129	160
Deferred income taxes, net	(12,323)	548
Changes in fair value of contingent consideration	124	(1,803)
Income from equity method investments, net of tax	(5,138)	(6,630)
Other	1,129	912
Decrease (increase) in:
Accounts receivable	195,297	143,721
Prepaid expenses and other current assets	(3,826)	(17,709)
Other assets	(1,813)	7,252
Increase (decrease) in:
Accounts payable	(247,695)	(210,857)
Deferred revenue	22,894	18,493
Accrued liabilities and other current liabilities	(4,819)	(5,331)
Net cash provided by operating activities	29,953	20,613
Cash flows from investing activities:
Purchases of property and equipment	(33,127)	(25,619)
Acquisitions, net of cash received	—	(39,198)
Other	(80)	(12)
Net cash used in investing activities	(33,207)	(64,829)
Cash flows from financing activities:
Repurchase of common stock	(51,594)	(34,900)
Other	(1,901)	(106)
Net cash used in financing activities	(53,495)	(35,006)
Effect of exchange rate changes on cash and cash equivalents	(4,446)	4,349
Net change in cash and cash equivalents	(61,195)	(74,873)
Cash and cash equivalents at beginning of period	607,011	505,880
Cash and cash equivalents at beginning of period associated with discontinued operations	33,234	18,380
Cash and cash equivalents at beginning of period associated with continuing operations	573,777	487,500
Cash and cash equivalents at end of period	545,816	431,007
Cash and cash equivalents at end of period associated with discontinued operations	26,098	19,090
Cash and cash equivalents at end of period associated with continuing operations	$519,718	$411,917

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended March 31, 2026
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2026	38,376,859	$384	$472,723	$1,337,542	$(57,074)	$1,753,575
Net income	—	—	—	22,261	—	22,261
Other comprehensive loss, net of tax of $0	—	—	—	—	(8,310)	(8,310)
Issuance of restricted stock, net	196,889	2	(11,091)	4,390	—	(6,699)
Repurchase and retirement of common stock	(1,186,086)	(12)	(14,654)	(32,162)	—	(46,828)
Share-based compensation	—	—	9,244	—	—	9,244
Other, net (1)	—	—	(1,897)	162	—	(1,735)
Balance, March 31, 2026	37,387,662	$374	$454,325	$1,332,193	$(65,384)	$1,721,508

(1)Includes $1.8 million decrease in ‘Additional-paid-in-capital’ related to a change in classification of certain equity awards from equity-classified to liability-classified. Refer to Note 12 — Share-Based Compensation for additional details.

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

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Overview
The accompanying Condensed Consolidated Financial Statements of Ziff Davis, Inc. and its direct and indirect wholly-owned subsidiaries (“Ziff Davis”, the “Company”, “our”, “us”, or “we”), were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation.
On March 2, 2026, the Company entered into a definitive agreement to sell its Connectivity business to Accenture Inc. (“Accenture”). During the first quarter of 2026, the assets and liabilities of the Connectivity business were classified as held for sale. The financial results of the Connectivity business are classified as discontinued operations in the Condensed Consolidated Financial Statements for both current and prior periods. Unless otherwise noted, all amounts, percentages, and any discussion in this Quarterly Report on Form 10-Q reflect the results from continuing operations, except for the Condensed Consolidated Statements of Comprehensive Income, the Statements of Cash Flows, and Condensed Consolidated Statements of Stockholders’ Equity, which are presented on a combined continuing and discontinued operations basis. Furthermore, upon reclassification of Connectivity as discontinued operations, the Company determined that Connectivity is no longer a reportable segment. The Company will continue to own and operate the Connectivity business in the ordinary course until the closing of the transaction. Refer to Note 5 - Divestitures for further details.
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
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026 and other filings with the SEC.
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
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. For the three months ended March 31, 2026, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended December 31, 2025.
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Settlement receivables, net	$184,760	$313,413
Trade receivables, net	206,734	303,375
Other receivables	5,962	6,653
Accounts receivable, net	$397,456	$623,441
Settlement receivables, net represent amounts due from third parties that are collected by the Company and passed through to our customers, net of a fee earned by the Company, related to services provided in the facilitation of gift card processing and program management.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$121,684	$144,679
Settlement payables, net	248,426	469,134
Accrued employee related costs	21,115	31,279
Other accrued liabilities	59,041	51,826
Accounts payable and accrued expenses	$450,266	$696,918
Settlement payables, net represent amounts owed to our customers related to services provided in the facilitation of gift card processing and program management whereby, as part of our services we collect from third-parties and pass through payment to our customers, net of a fee earned by the Company.
Recent Accounting Pronouncements
Recently issued applicable accounting pronouncements adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with the practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606, Revenues from Contracts with Customers (“ASC 606”). This update permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been issued or made available for issuance. The Company adopted this update during the first quarter of 2026. The adoption of this update did not have a material impact on our consolidated financial statements and related disclosures.
Recently issued applicable accounting pronouncements not yet adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update are intended to enhance clarity and consistency in interim reporting disclosures. The update improves the navigability of interim reporting guidance, provides a comprehensive list of required disclosures, and includes a new disclosure principle for reporting material events occurring after the most recent annual period. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the effect of adoption of this update on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update eliminates accounting considerations for software project development stages and replaces it with the requirement to commence software capitalization when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and will be used to perform its intended function. This update further provides the guidance about “probable-to-complete” recognition threshold. Specifically, such threshold is not considered to be met when there is a significant uncertainty associated with the development activities of the software. This update is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adoption of this update on our consolidated financial statements.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Other
Other revenues primarily include those from the sale of online course revenues and revenues from a customer acquisition platform for subscription services companies.
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
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended March 31,
	2026 (1)	2025 (1)
Technology & Shopping
Advertising and performance marketing	$68,363	$79,476
Subscription and licensing	2,796	2,178
Other	—	36
Total Technology & Shopping revenues	$71,159	$81,690

Gaming & Entertainment
Advertising and performance marketing	$25,656	$24,371
Subscription and licensing	15,108	13,646
Other	—	9
Total Gaming & Entertainment revenues	$40,764	$38,026

Health & Wellness
Advertising and performance marketing	$69,929	$68,925
Subscription and licensing	13,208	13,128
Other	2,813	3,733
Total Health & Wellness revenues	$85,950	$85,786

Cybersecurity & Martech
Subscription and licensing	$67,029	$67,314
Other	2,739	—
Total Cybersecurity & Martech revenues	$69,768	$67,314

Total Revenues	$267,641	$272,816

(1)Amounts presented are net of inter-segment revenues.
The Company recorded $59.8 million and $57.3 million of revenues for the three months ended March 31, 2026 and 2025, respectively, which was previously included in the deferred revenues balance as of the beginning of each respective year.
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
Transaction Price Allocation to Future Performance Obligations
As of March 31, 2026, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $20.3 million and is expected to be recognized as follows: 57% by December 31, 2026, 33% by December 31, 2027, and 10% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the transaction price is a variable consideration that corresponds directly with the Company’s performance.

3.Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.
2025 Acquisitions
The Company completed seven immaterial acquisitions during the year ended December 31, 2025, paying the purchase price in cash for each transaction. These acquisitions were comprised of six acquisitions that were accounted for as

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
business combinations and one accounted for as an asset acquisition. Total consideration for these acquisitions was $81.9 million, or $76.7 million, net of cash acquired. Of this amount, total consideration of $40.5 million, or $39.2 million net of cash acquired, was incurred during the three months ended March 31, 2025.
As of March 31, 2026, the Company has recorded provisional amounts for certain intangible assets (including customer relationships, trade names, and other purchased intangibles), preliminary acquisition date working capital, and related tax items.
The accompanying Condensed Consolidated Statements of Operations reflect the results of operations of the 2025 acquisitions since the date of each respective acquisition.
4.Investments
Investments consist of equity and debt securities.
Investment in corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million. On May 19, 2023, the Company entered into the Note Amendment Agreement (the “Amendment”) with the same entity. The Amendment increased the interest rate on the convertible notes to 6%, extended the maturity date, and subordinated all existing and future obligations, liabilities, and indebtedness of the entity to the entity’s senior creditor, as defined in the Amendment. This investment is included in ‘Short-term investments’ in the Condensed Consolidated Balance Sheets and is classified as available-for-sale. The investment was initially measured at its transaction price and subsequently re-measured at fair value, with unrealized gains and losses reported as a component of other comprehensive income. In evaluating the available-for-sale debt security, the Company elected to exclude accrued interest receivable from the fair value and amortized cost basis. The amortized cost of the available-for-sale debt security excluded accrued interest receivable of zero, net of allowance for credit losses of $2.6 million, as of each March 31, 2026 and December 31, 2025, which is presented in 'Prepaid expenses and other current assets' in the Condensed Consolidated Balance Sheets.
During the year ended December 31, 2025, based on the latest available financial and certain other information related to the issuing entity, the Company determined that the fair value of its investment in this corporate debt security was below its amortized cost. Based on this information, the Company determined that a credit loss existed. As of each March 31, 2026 and December 31, 2025, the provision for credit losses on the total amount of accrued interest receivable and amortized cost of the available-for-sale debt security was $17.6 million. The Company does not intend to sell its available-for-sale corporate debt security. In addition, it is more likely than not that the Company will not be required to sell it before recovery of the amortized cost basis, which may be at maturity.
As of March 31, 2026, the carrying value and the maximum exposure of the Company’s investment in the corporate debt security was approximately zero and $15.0 million, with a contractual maturity date that was less than one year. As of December 31, 2025, the carrying value and the maximum exposure of the Company’s investment in the corporate debt security was approximately zero and $15.0 million, with a contractual maturity date that was less than one year. Cumulative gross unrealized gains (losses) on investment in the corporate debt security as of March 31, 2026 were zero. There was no cumulative gross unrealized gains on investment in the corporate debt security as of March 31, 2026 and December 31, 2025, respectively.
Equity method investment
On September 25, 2017, the Company entered into a commitment to invest in OCV Fund I, LP (“OCV Fund”). The Company recognizes its equity in the net earnings or losses relating to the investment in OCV Fund on a one-quarter lag due to the timing and availability of financial information from OCV Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
During the three months ended March 31, 2026 and 2025, the Company recognized income from the equity method investment, net of tax, of $5.1 million and $6.6 million, net of tax, respectively. The income in the periods presented were primarily the result of losses or gains in the underlying investments.
As of March 31, 2026, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $100.1 million. As of December 31, 2025, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $93.2 million. These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
As a limited partner, the Company’s maximum exposure to loss is limited to its proportional ownership in the partnership. In addition, the Company is not required to contribute any further capital. Finally, there are no call or put options, or other types of arrangements, which limit the Company’s ability to participate in losses and returns of OCV Fund.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

5.Divestitures
Discontinued Operations
On March 2, 2026, the Company entered into a definitive agreement to sell its Connectivity business to Accenture for $1.2 billion in cash. The sale is expected to close in the next couple of months, subject to the receipt of customary regulatory approvals and satisfaction of other closing conditions. The transaction is intended to support the Company’s ongoing efforts to maximize value for it’s shareholders. The Company plans to utilize the proceeds of the transaction for general corporate purposes and to fund its capital allocation activities, subject to the conditions of the Company’s outstanding debt securities.
The Connectivity business includes several data and services businesses that sit at the center of the broadband economy and are sources of information on internet connectivity and network performance and primarily generates revenues through the granting of access to, or delivery of, data products or services to customers and the sale of perpetual software licenses, related software support, and maintenance.
Upon closing of the transaction, the Company will enter into a Transition Services Agreement (the “Transition Services Agreement”) with Accenture to provide certain transition services to Accenture in order to facilitate the transition. The Company will have no other significant involvement with the Connectivity business following closing.
During the first quarter of 2026, the assets and liabilities of the Connectivity business were classified as held for sale. The accounting requirements for reporting the Connectivity business as a discontinued operation were satisfied as the transaction constitutes a strategic shift that will have a major effect on the Company’s operations and financial results. The financial results of the Connectivity business are classified as discontinued operations in the Condensed Consolidated Financial Statements for both current and prior periods. Furthermore, upon reclassification of Connectivity as discontinued operations, the Company determined that Connectivity is no longer a reportable segment.
The Company made an accounting policy election not to allocate interest expense to discontinued operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The table below details the major classes of assets and liabilities held for sale, which are summarized separately in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$26,098	$33,234
Accounts receivable, net of allowances	71,313	43,775
Prepaid expenses and other current assets	14,143	14,208
Total current assets (1)	111,554	91,217

Property and equipment, net	53,224	51,049
Intangible assets, net	5,574	6,034
Goodwill	259,903	260,573
Deferred income taxes, noncurrent	16	179
Other assets	4,952	4,942
Total assets held for sale (1)	$435,223	$413,994

Accounts payable and accrued expenses	$13,320	$12,516
Income taxes payable	3,399	2,164
Deferred revenue, current	79,381	60,292
Other current liabilities	1,297	1,244
Total current liabilities (1)	97,397	76,216

Deferred revenue, noncurrent	13,145	12,430
Deferred income taxes, noncurrent	307	296
Other long-term liabilities	3,516	3,815
Total liabilities held for sale (1)	$114,365	$92,757

(1)The assets and liabilities held for sale are classified as current on the March 31, 2026 balance sheet because the transaction is expected to close within one year of that balance sheet date.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The table below details the major classes of line items constituting net income from discontinued operations, net of income taxes (in thousands):

	Three months ended March 31,
	2026	2025
Total revenues	$59,642	$55,820
Operating costs and expenses:
Direct costs	9,079	6,807
Sales and marketing	17,683	15,269
Research, development, and engineering	2,895	1,956
General, administrative, and other related costs	14,620	3,747
Depreciation and amortization	4,905	7,380
Total operating expenses	49,182	35,159
Operating income	10,460	20,661
Interest expense, net	52	63
Other income (loss), net	1,456	(1,328)
Income from discontinued operations before income taxes	11,968	19,396
Income tax benefit (expense)	11,068	(4,969)
Net income from discontinued operations, net of tax	$23,036	$14,427
The table below details the key components of cash flows from discontinued operations (in thousands):

	Three months ended March 31,
	2026	2025
Depreciation and amortization	4,905	7,380
Capital expenditures	6,955	5,235
Share-based compensation	2,365	670
Deferred income tax (benefit) expense	(11,729)	197

6.Fair Value Measurements
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
The Company has an investment in a corporate debt security that does not have a readily determinable fair value because the acquired security is privately held, not traded on any public exchange and not an investment in a mutual fund or similar investment. The investment is classified as available-for-sale and is initially measured at its transaction price. The fair value of the corporate debt security is determined primarily based on estimates and assumptions, including Level 3 inputs. During the year ended December 31, 2025, the Company determined that the fair value of the Company’s investment in this corporate debt security fell below its amortized cost to zero based on the latest available financial and certain other information related to the issuing entity. Refer to Note 4 — Investments for further information.
The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The valuation approaches used to value Level 3 investments consider unobservable inputs in the market such as time to liquidity, volatility, risk-free rates, dividend yield, and breakpoints. The Company also estimates the fair value of certain contingent consideration arrangements based upon its current expectation of achievement of the targets underlying the contingent consideration. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.
In connection with certain of the Company’s acquisitions, contingent consideration may be payable upon achieving certain future earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross margin, and/or revenue thresholds and had a combined fair value of $6.9 million and $6.8 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the possible payments under these arrangements ranged from zero to a maximum total of $8.1 million. As of December 31, 2025, the possible payments under these arrangements ranged from zero to a maximum total of $9.2 million. As of March 31, 2026 and December 31, 2025, the contingent consideration was determined using a 0% - 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$89,373	$—	$—	$89,373	$89,373
Total assets measured at fair value	$89,373	$—	$—	$89,373	$89,373

Liabilities:
Contingent consideration	$—	$—	$6,870	$6,870	$6,870
Total liabilities measured at fair value	$—	$—	$6,870	$6,870	$6,870

December 31, 2025	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$86,657	$—	$—	$86,657	$86,657
Total assets measured at fair value	$86,657	$—	$—	$86,657	$86,657

Liabilities:
Contingent consideration	$—	$—	$6,837	$6,837	$6,837
Total liabilities measured at fair value	$—	$—	$6,837	$6,837	$6,837

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three months ended March 31, 2026 and 2025, there were no transfers that occurred between levels.
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt security that are measured at fair value on a recurring basis (in thousands):

	Three months ended March 31,
	2026		2025
	Contingent Consideration Arrangements	Corporate Debt Security	Contingent Consideration Arrangements	Corporate Debt Security
Balance as of January 1	$6,837	$—	$2,834	$17,788
Fair value adjustments (1)	124	—	(1,803)	368
Foreign currency translation adjustment	(91)	—	—	—
Balance as of March 31	$6,870	$—	$1,031	$18,156

(1)During the three months ended March 31, 2026 and 2025, the fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations and relate to changes in the expected payout against financial targets.
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
Other Fair Value Disclosures
The fair value of the Company’s 4.625% Senior Notes, 3.625% Convertible Notes, and 1.75% Convertible Notes (as defined in Note 8 — Debt) was determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 1 inputs. If such information is not available for the 1.75% Convertible Notes and 3.625% Convertible Notes, the fair value is determined using cash flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature.
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$457,757	$431,861	$457,645	$434,736
1.75% Convertible Notes	$148,810	$146,649	$148,685	$145,381
3.625% Convertible Notes	$260,500	$259,200	$260,170	$256,568

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
7.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill, by reportable segment, for the three months ended March 31, 2026 are as follows (in thousands):

	Technology & Shopping	Gaming & Entertainment	Health & Wellness	Cybersecurity & Martech	Consolidated
Balance as of January 1, 2026	$321,802	$80,526	$404,598	$540,038	$1,346,964
Purchase accounting adjustments (1)	—	(171)	(437)	—	(608)
Foreign exchange translation	33	(175)	(295)	(2,102)	(2,539)
Balance as of March 31, 2026	$321,835	$80,180	$403,866	$537,936	$1,343,817

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior year business acquisitions (see Note 3 — Acquisitions).
Goodwill as of March 31, 2026 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment and $17.6 million in the Cybersecurity & Martech reportable segment. Goodwill as of December 31, 2025 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment and $17.6 million in the Cybersecurity & Martech reportable segment.
Intangible Assets Subject to Amortization
As of March 31, 2026, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$334,042	$215,243	$118,799
Customer relationships	791,728	630,593	161,135
Other purchased intangibles	331,549	297,349	34,200
Total	$1,457,319	$1,143,185	$314,134

As of December 31, 2025, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$334,209	$208,422	$125,787
Customer relationships	791,793	617,048	174,745
Other purchased intangibles	332,818	295,172	37,646
Total	$1,458,820	$1,120,642	$338,178

Amortization expense, included in ‘Depreciation and amortization’ in our Condensed Consolidated Statements of Operations, was approximately $23.6 million and $27.7 million for the three months ended March 31, 2026 and 2025, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
8.    Debt
Long-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	149,109	149,109
3.625% Convertible Notes	263,147	263,147
Total Notes	872,294	872,294
Credit Agreement	—	—
Less: Unamortized discount	(3,925)	(4,283)
Deferred issuance costs (1)	(1,302)	(1,511)
Total long-term debt	867,067	866,500
Less: current portion	(148,810)	(148,685)
Total long-term debt, less current portion	$718,257	$717,815

(1)Includes $0.5 million and $0.6 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of March 31, 2026 and December 31, 2025, respectively, $0.3 million and $0.4 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of March 31, 2026 and December 31, 2025, respectively, and $0.5 million and $0.5 million of carrying amount of deferred issuance costs on the 3.625% Convertible Notes as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, $149.1 million of principal of the 1.75% Convertible Notes will mature in 2026, $263.1 million of principal of the 3.625% Convertible Notes will mature in 2028, and $460.0 million of principal of the 4.625% Senior Notes will mature in 2030.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of March 31, 2026.
Cumulatively as of March 31, 2026, the Company has repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes. There were no repurchases of 4.625% Senior Notes during the three months ended March 31, 2026 and March 31, 2025.
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
On July 16, 2024, the Company exchanged approximately $400.9 million in aggregate principal amount of its 1.75% Convertible Notes as part of the Exchange Transaction, as defined below. As of March 31, 2026, the remaining principal amount of the 1.75% Convertible Notes was $149.1 million.
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The 1.75% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of March 31, 2026 and December 31, 2025, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes. As of March 31, 2026 and December 31, 2025, the 1.75% Convertible Notes are classified as a short-term debt on our Condensed Consolidated Balance Sheets as a result of their nearing maturity.
As of March 31, 2026, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 1,398,391 shares in the aggregate), which represents a conversion price of approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note indenture), in certain circumstances, the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended March 31,
	2026	2025
Contractual interest expense	$652	$652
Amortization of discount and deferred issuance costs	125	123
Total interest expense related to 1.75% Convertible Notes	$777	$775
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
Holders may surrender their 3.625% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2027 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 3.625% Convertible Notes on each such applicable trading day; (ii) during the 5 business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 3.625% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after December 1, 2027, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, at an initial conversion rate of 10 shares of the Company’s common stock per $1,000 principal amount of 3.625% Convertible Notes. The Company will settle conversions of the 3.625% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of March 31, 2026 and December 31, 2025, the market trigger conditions did not meet the conversion requirements of the 3.625% Convertible Notes and, accordingly, the 3.625% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of March 31, 2026, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event.

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
The following table provides the components of interest expense related to the 3.625% Convertible Notes (in thousands):

	Three months ended March 31,
	2026	2025
Coupon interest expense	$2,385	$2,385
Amortization of discount and debt issuance costs	330	317
Total interest expense related to 3.625% Convertible Notes	$2,715	$2,702
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
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of March 31, 2026.
As of each March 31, 2026 and December 31, 2025, availability under the Credit Agreement was $348.8 million, net of letters of credit.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
9.    Commitments and Contingencies
Commitments
In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
Litigation
From time to time, the Company and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against the Company and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. The Company does not believe, based on current knowledge, that any legal proceedings or claims pending against us, including any set forth below, after giving effect to any existing accrued liabilities, are likely to have a material adverse effect on the Company’s overall consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows in a particular period.
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
On December 17, 2024, a putative class action captioned Dawn Fregosa v. Mashable, Inc., 24CV103566, was filed against Mashable, Inc., a subsidiary of the Company, in the Superior Court of the State of California for the County of Alameda. The complaint alleges that the Mashable website uses third-party “trackers” in violation of the California Invasion of Privacy Act and seeks statutory damages, interest, attorney’s fees, expenses, and costs of suit. On February 3, 2025, Mashable removed the action to the United States District Court for the Northern District of California, case number 25-cv-01094. On April 10, 2025, the court granted Mashable’s motion to dismiss the first amended complaint with leave to amend. On October 9, 2025, the court denied Mashable’s motion to dismiss the second amended complaint. On February 19, 2026, the Court entered an order granting a stipulation to stay the case pending a ruling from the California Court of Appeal, Second Appellate District, in Variety Media, LLC v. the Superior Court of Los Angeles County, Case No. B350578.
On June 18, 2024, a putative class action captioned Joseph Josue v. IGN Entertainment, Inc., 24-cv-11579, was filed against IGN Entertainment, Inc., a subsidiary of the Company, in United States District Court for the District of Massachusetts. The complaint alleges that IGN disclosed to third parties the titles and URLs of the videos that plaintiff viewed on the IGN website in violation of the Video Privacy Protection Act. The complaint seeks statutory damages, punitive damages, interest, attorney’s fees, expenses, and costs of suit. On July 10, 2025, the court denied IGN’s motion to dismiss the first amended complaint. On February 27, 2026, the Court entered an order granting a stipulated joint motion to stay the case pending a ruling from the Supreme Court in Salazar v. Paramount Global, No. 25-459.

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
The Company established reserves for these matters of $20.6 million and $21.6 million as of March 31, 2026 and December 31, 2025, respectively, which are included in ‘Accounts payable and accrued expenses’ and ‘Other noncurrent liabilities’ on the Condensed Consolidated Balance Sheets. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact to our financial results. However, as of March 31, 2026, any potential range of loss was not estimable.

10.Income Taxes
The Company’s continuing operations tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate from continuing operations was (80.5)% and 53.2% for the three months ended March 31, 2026 and 2025, respectively.
The Company’s continuing operations effective tax rate for the three months ended March 31, 2026 was impacted by discrete tax expenses of 1) $1.7 million related to the vesting and cancellations of share-based compensation resulting in a tax shortfall and 2) $1.3 million related to remeasuring our deferred taxes due to a change in our expected state tax rates.
The Company’s continuing operations effective tax rate for the three months ended March 31, 2025 was impacted by a discrete tax expense of $1.6 million related to the vesting of share-based compensation resulting in a tax shortfall.
As of March 31, 2026 and December 31, 2025, the Company had $9.3 million and $9.1 million, respectively, for uncertain income tax positions from continuing operations in ‘Other current liabilities’ on the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the Company had $20.2 million and $19.7 million, respectively, for uncertain income tax positions from continuing operations in ‘Other noncurrent liabilities’ on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits associated with uncertain tax positions are recognized in income tax expense in our Condensed Consolidated Statements of Operations.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheets. The Company’s continuing operations prepaid taxes were $23.8 million and $26.2 million as of March 31, 2026 and December 31, 2025, respectively.
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
Income Taxes Paid
Income taxes paid, net of refunds from continuing and discontinued operations during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Income taxes paid, net of refunds	$3,668	$8,717

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
11.Stockholders’ Equity
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
On February 22, 2026, the Board authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional ten million shares of the Company’s common stock and (ii) an extension of the expiration date of the share repurchase program from August 2, 2029 to February 22, 2036 (“Amended Stock Repurchase Program”). As a result of the Amended Stock Repurchase Program, the aggregate number of shares of the Company’s common stock under 2020 Program increases from up to 15 million shares to up to 25 million of the Company’s common stock.
During the three months ended March 31, 2026, the Company repurchased 1,186,086 shares under the 2020 Program at an aggregate cost of approximately $46.8 million (including excise tax). Cumulatively as of March 31, 2026, 14,703,059 shares were repurchased under the 2020 Program, at an aggregate cost of $802.1 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for repurchase as of March 31, 2026 was 10,296,941 shares.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the vesting of restricted stock. During the three months ended March 31, 2026 and 2025, the Company purchased and retired 157,627 and 103,228 shares, respectively, at an aggregate cost of $6.7 million and $4.3 million, respectively, from plan participants for this purpose.

12.Share-Based Compensation
The Company’s share-based compensation plans include the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), the 2015 Stock Option Plan (the “2015 Plan”), and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Collectively, the 2015 Plan and 2024 Plan are referred to herein as the “Plans.” As of March 31, 2026, 435,135 shares underlying options and 2,531,409 restricted stock units were outstanding under the Plans. As of March 31, 2026, there were 1,456,787 additional shares underlying options, shares of restricted stock, and other share-based awards available for grant under the 2024 Plan.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Direct costs	$52	$51
Sales and marketing	989	799
Research, development, and engineering	678	681
General, administrative, and other related costs (1)	6,829	7,551
Total share-based compensation expense	$8,548	$9,082

(1)Includes expense of $0.1 million related to liability classified awards issued to non-employees of the Company for the three months ended March 31, 2026.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
During the three months ended March 31, 2026, the Company modified certain unvested equity awards in connection with the Securities Purchase Agreement between the Company and Accenture, which resulted in a change in classification from equity-classified to liability-classified. The modification resulted in $1.6 million of incremental share-based compensation expense recorded within ‘Net income from discontinued operations, net of tax’ and a decrease in ‘Additional-paid-in-capital’ of $1.8 million on the Condensed Consolidated Financial Statements. The corresponding liability of $3.4 million is presented within ‘Current liabilities - held for sale’ on the Condensed Consolidated Balance Sheets.
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units (“RSUs”) to its Board and senior staff pursuant to the Plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board, generally three or four years for senior staff (excluding market-based awards discussed below), and three to eight years for the Chief Executive Officer. The Company granted 928,970 and 641,935 RSUs (excluding market-based awards discussed below) during the three months ended March 31, 2026 and 2025, respectively.
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
Share-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. The per share weighted average grant-date fair value of PSUs granted during the 2025 was $38.80.
The assumptions used in determining the weighted-average fair values of PSUs granted during the periods presented are as follows:

Three months ended March 31, 2025
Underlying stock price at valuation date	$38.19
Expected volatility	34.5%
Risk-free interest rate	3.9%

Restricted stock award (“RSA”) and PSA activity for the three months ended March 31, 2026 is set forth below:

	RSAs		PSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	27,197	$68.97	163,181	$36.27
Granted	—	$—	—	$—
Vested	(27,197)	$68.97	—	$—
Forfeited	—	$—	—	$—
Nonvested at March 31, 2026	—	$—	163,181	$36.27

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
RSU and PSU activity for the three months ended March 31, 2026 is set forth below:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	1,051,455	$47.32	1,015,094	$57.74
Granted	928,970	$40.69	—	$—
Vested	(354,516)	$53.22	—	$—
Forfeited	(8,726)	$49.58	(100,868)	$51.77
Outstanding at March 31, 2026	1,617,183	$42.21	914,226	$54.86

(1)Represents the number of shares at 100% achievement.
As of March 31, 2026, share-based compensation cost of $63.9 million is expected to be recognized over a weighted-average period of 2.4 years for RSUs, and share-based compensation cost of $18.0 million is expected to be recognized over a weighted-average period of 1.6 years for PSUs. Share-based compensation cost for RSAs and PSAs is fully recognized.
13.Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three months ended March 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net (loss) income from continuing operations	$(775)	$(775)	$9,812	$9,812
Net income from discontinued operations, net of tax	23,036	23,036	14,427	14,427
Net income	22,261	22,261	24,239	24,239
Plus: Convertible Notes interest expense (after tax)	—	—	—	—
Net income available to the Company’s common shareholders	$22,261	$22,261	$24,239	$24,239
Denominator:
Basic weighted-average outstanding shares of common stock	37,597,190	37,597,190	42,558,090	42,558,090
Dilutive effect of:
Equity incentive plans	—	—	—	210,588
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	37,597,190	37,597,190	42,558,090	42,768,678

Net (loss) income per share from continuing operations:	$(0.02)	$(0.02)	$0.23	$0.23
Net income per share from discontinued operations:	$0.61	$0.61	$0.34	$0.34
Net income per share:	$0.59	$0.59	$0.57	$0.57

For the three months ended March 31, 2026 and 2025, there were 3,129,725 and 390,266 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the average stock price during the 2026 and 2025 periods, respectively. For the three months ended March 31, 2026 and 2025, 4,029,861 and 4,029,861 shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
14.Segment Information
The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). The Company has four operating segments which are its four reportable segments: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, and 4) Cybersecurity & Martech. As described in Note 5 — Divestitures, beginning with the first quarter of 2026, the Company determined that Connectivity was no longer a reportable segment.
The accounting policies of the reportable segments are the same as those described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies included in the Company’s Form 10-K for the year ended December 31, 2025. The CODM does not use Balance Sheet information in connection with operating and investment decisions and as such that information is not presented. The CODM does use capital expenditures by reportable segment in connection with operating and investment decisions.
Information on reportable segments revenues is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Revenue by reportable segment:
Technology & Shopping	$71,159	$81,690
Gaming & Entertainment	40,764	38,026
Health & Wellness	85,950	85,786
Cybersecurity & Martech	69,768	67,314
Total segment revenues	267,641	272,816
Corporate	—	—
Total revenues	$267,641	$272,816

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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Significant reportable segment expenses are set forth in the tables below (in thousands):

	Three months ended March 31, 2026
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$31,998		$11,383		$29,966		$18,087		$91,434
Cloud computing, software, and other related expenses	5,491		2,224		4,551		10,999		23,265
Advertising and marketing related expenses	9,852		2,111		10,456		4,313		26,732
Partner payments	1,770		7,710		9,655		6,300		25,435
Professional and other third-party services	3,507		1,974		1,944		4,202		11,627
Depreciation and amortization	20,637		3,168		13,845		7,076		44,726
Other	4,362	(1)	4,310	(2)	6,909	(3)	5,094	(4)	20,675
Total segment operating costs and expenses	77,617		32,880		77,326		56,071		243,894
Corporate (5)									20,815
Total operating costs and expenses									$264,709

	Three months ended March 31, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$33,949		$10,614		$25,641		$17,216		$87,420
Cloud computing, software, and other related expenses	6,803		2,037		4,012		10,185		23,037
Advertising and marketing related expenses	12,308		2,068		9,019		4,773		28,168
Partner payments	944		6,739		9,879		5,725		23,287
Professional and other third-party services	5,698		1,089		2,074		4,488		13,349
Depreciation and amortization	22,405		2,618		12,928		10,387		48,338
Other	3,546	(1)	4,087	(2)	5,271	(3)	3,217	(4)	16,121
Total segment operating costs and expenses	85,653		29,252		68,824		55,991		239,720
Corporate (5) (6)									18,627
Total operating costs and expenses									$258,347

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
(4)Other Cybersecurity & Martech operating costs and expenses consist primarily of credit card processing fees, telecommunication backbone costs, travel and entertainment costs, office expenses, bad debt expense, contingent consideration changes, and certain allocated overhead expenses.
(5)Corporate includes costs associated with general, administrative, and other expenses (including some depreciation and amortization) that are managed on a global basis and that are not directly attributed to any particular segment.
(6)Includes certain allocated overhead expenses and acquisition-related costs previously reported in the Connectivity reportable segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Information on operating income is set forth in the table below (in thousands):

	Three months ended March 31,
	2026	2025
Operating (loss) income by reportable segment:
Technology & Shopping	$(6,458)	$(3,963)
Gaming & Entertainment	7,884	8,774
Health & Wellness	8,624	16,962
Cybersecurity & Martech	13,697	11,323
Total segment operating income	23,747	33,096
Corporate	(20,815)	(18,627)
Operating income	$2,932	$14,469

Information on capital expenditures is set forth in the table below (in thousands):

	Three months ended March 31,
	2026	2025
Capital expenditures:
Technology & Shopping	$4,536	$3,606
Gaming & Entertainment	3,389	1,737
Health & Wellness	10,942	9,376
Cybersecurity & Martech	7,110	5,485
Total from reportable segments	25,977	20,204
Corporate	195	180
Total capital expenditures	$26,172	$20,384
15.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Non-cash investing activity:
Right-of-use assets acquired in exchange for operating lease obligations	$4,478	$—
Non-cash financing activity:
Excise tax on share repurchases	$301	$196

Supplemental data (in thousands):

	Three months ended March 31,
	2026	2025
Interest paid	$4,770	$5,962

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
16.Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive income (loss) income, net of tax, for the three months ended March 31, 2026 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2026	$(57,074)
Other comprehensive loss, net of tax	(8,310)
Balance as of March 31, 2026	$(65,384)
There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2026.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
In addition to historical information, certain statements included in this Quarterly Report on Form 10-Q may be forward-looking statements, including statements regarding the intent, belief or current expectations of the Company. These statements may include those concerning our possible or assumed future results of operations, business, strategy and current and future acquisitions, as well as the assumptions upon which such statements are based. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements generally are identified by use of the words “anticipates,” “believes,” “estimates,” “hopes,” “may,” “will,” “seeks,” “protects,” “potential,” “predicts,” “expects,” “plans,” “intends,” “would,” “could,” “should,” or similar expressions, although not all forward-looking statements contain these identifying words. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (together, the “Risk Factors”), the factors discussed in Part I, Item 3 in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”, and any risks and uncertainties identified in our other filings with the SEC, as such risks, uncertainties and other important factors may be updated from time to time in our subsequent reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions and speak only as of the date they are made. We undertake no obligation to revise, update or publicly release the results of any revision to these forward-looking statements to reflect changed assumptions, new information or the occurrence of unanticipated events, unless required by law.
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
◦Generate sufficient cash flow to make interest and debt payments, reinvest in our business, and pursue desired activities and business plans while satisfying restrictive covenants relating to debt obligations;
◦Acquire or divest businesses on acceptable terms, execute on our investment strategies, successfully manage our growth, and integrate and realize anticipated synergies from acquisitions;
◦Complete the planned divestiture of our Connectivity business on the anticipated terms and timing, or at all, including through the satisfaction or waiver of closing conditions, receipt of required regulatory approvals, and the absence of legal or other impediments to closing;
◦Realize the anticipated benefits from the divestiture of our Connectivity business;
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
◦Prevent system failures, cybersecurity breaches, and other technological issues;
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
◦Manage certain risks associated with environmental, social, and governance matters, including related reporting obligations, that could adversely affect our reputation and performance;
◦Recruit and retain key personnel and maintain the beneficial aspects of our corporate culture globally;
◦Meet any publicly announced guidance or other expectations about our business and future operating results; and
◦Avoid disruptions to our operations, financial position, and reputation as a result of the collapse of certain banks and potentially other financial institutions.
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
On March 2, 2026, the Company entered into a definitive agreement to sell its Connectivity business to Accenture Inc. (“Accenture”) for $1.2 billion in cash. The sale is expected to close in the next couple of months, subject to the receipt of customary regulatory approvals and satisfaction of other closing conditions. The transaction is intended to support the Company’s ongoing efforts to maximize value for it’s shareholders.
Upon reclassification of Connectivity as discontinued operations, the Company determined that Connectivity is no longer a reportable segment. The Company will continue to own and operate the Connectivity business in the ordinary course until the closing of the transaction. Refer to Note 5 - Divestitures in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
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
Other - Other revenues primarily include those from online course revenues and revenues from a customer acquisition platform for subscription services companies.
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Technology & Shopping
Advertising and performance marketing	$68,363	$79,476
Subscription and licensing	2,796	2,178
Other	—	36
Total Technology & Shopping revenues	$71,159	$81,690

Gaming & Entertainment
Advertising and performance marketing	$25,656	$24,371
Subscription and licensing	15,108	13,646
Other	—	9
Total Gaming & Entertainment revenues	$40,764	$38,026

Health & Wellness
Advertising and performance marketing	$69,929	$68,925
Subscription and licensing	13,208	13,128
Other	2,813	3,733
Total Health & Wellness revenues	$85,950	$85,786

Cybersecurity & Martech
Subscription and licensing	$67,029	$67,314
Other	2,739	—
Total Cybersecurity & Martech revenues	$69,768	$67,314

Total Revenues	$267,641	$272,816
Performance Metrics
We use certain metrics to generally assess the operational and financial performance of our businesses. These metrics are described in further detail below and are used by management in managing or monitoring the performance of each reportable segment when the respective revenues category is significant to the revenues of the reportable segment overall. For advertising and performance marketing revenues, these metrics are used for the Technology & Shopping, Gaming & Entertainment, and Health & Wellness reportable segments. For subscription and licensing revenues, these metrics are used for the Gaming & Entertainment, Health & Wellness, and Cybersecurity & Martech reportable segments. Since all revenues are not reflected in these metrics, management does not use these metrics on a consolidated basis to evaluate performance, but rather uses them on a reportable segment basis as shown further below.
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
The following table sets forth certain key operating metrics for the advertising and performance marketing revenues based on the reportable segment for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
Technology & Shopping
Net advertising and performance marketing revenue retention (1)	90.0%	90.0%
Customers (2)	586	573
Quarterly revenue per customer (3)	$116,661	$138,701

Gaming & Entertainment
Net advertising and performance marketing revenue retention (1)	89.0%	92.2%
Customers (2)	402	311
Quarterly revenue per customer (3)	$63,820	$78,362

Health & Wellness
Net advertising and performance marketing revenue retention (1)	102.6%	94.9%
Customers (2)	730	703
Quarterly revenue per customer (3)	$94,567	$94,652

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

Subscription and Licensing - For our subscription and licensing revenues, management has identified the number of customers and average quarterly revenue per customer as relevant to investors’ and others’ assessment of our financial condition and results of operations. We believe that the number of customers that we serve is an indicator of our customer retention and growth. We believe the average monthly revenue per customer provides insights that contribute to certain of our business planning decisions. Due to the nature of certain of the Company’s services, changes in our customer base are expected and do not have significant financial implications for the Company as the Company generally does not have significant upfront customer acquisition costs for these customers.

The following table sets forth certain key operating metrics for subscription and licensing revenues based on the reportable segment for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
Gaming & Entertainment
Customers (1)(2)	499,000	531,000
Average quarterly revenue per customer (2)(3)	$30.29	$25.68

Health & Wellness
Customers (1)(2)	1,762,000	1,820,000
Average quarterly revenue per customer (2)(3)	$7.49	$7.20

Cybersecurity & Martech
Customers (1)(4)	1,230,000	1,250,000
Average quarterly revenue per customer (3)	$54.51	$53.85

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

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026. During the three months ended March 31, 2026, there were no significant changes in our critical accounting policies and estimates. See Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company.
The Company tests goodwill for impairment annually or more frequently if the Company believes indicators of impairment exist. The Company assessed current economic indicators, including changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. Following impairment at one reporting unit within the Cybersecurity & Martech reportable segment during the year ended December 31, 2025, there was no excess of fair value over the carrying value at that reporting unit. So any further decrease in estimated fair value of this reporting unit greater than any decrease in the carrying value will result in an additional impairment charge to goodwill. Goodwill at this reporting unit was $159.8 million as of March 31, 2026. There were no other reporting units with less than 10% excess fair value over carrying value as of the most recent evaluation that may be at risk of impairment as of March 31, 2026. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

Results of Operations for the Three Months Ended March 31, 2026
The main focus of our Technology & Shopping, Gaming & Entertainment, and Health & Wellness platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and applications and those included within our advertising networks, and improve the effectiveness of our content as well as our subscription services and licenses. The operating margin we realize on revenues generated from ads placed on our websites and applications is significantly higher than the operating margin we realize from revenues generated from those placed on third-party websites and applications. Growth in advertising revenues from our websites and applications has generally exceeded that from third-party websites and applications. This trend has generally had a positive impact on our operating margins.
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
We expect acquisitions to remain an important component of our strategy and use of capital across our Company; however, for a number of reasons, including macroeconomic conditions, in a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses with different business models, may impact overall operating profit margins. From time to time, the Company may take steps to reduce investment in one or more of its business activities. In the past, we have divested certain businesses that we determined were no longer consistent with the Company’s focus or that no longer aligned with the current or expected business performance of the Company’s other businesses. Our planned divestiture of the Connectivity business is intended to support our ongoing effort to maximize value for the Company’s shareholders.
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
Revenues

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2026	2025
Revenues	$267,641	$272,816	(1.9)%
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
Our revenues decreased during the three months ended March 31, 2026 compared to the prior period primarily due to a $8.8 million decrease in advertising and performance marketing revenues. This decrease was driven primarily by a $11.1 million decrease in our Technology & Shopping reportable segment, partially offset by a $1.3 million increase in Gaming & Entertainment reportable segment and $1.0 million increase in our Health & Wellness reportable segment. Subscription and licensing revenues increased $1.9 million compared to the prior year period due primarily to a $1.5 million increase in our Gaming & Entertainment reportable segment. Other revenues increased $1.8 million compared to the prior year period due primarily to a $2.7 million increase in our Cybersecurity & Martech reportable segment, partially offset by a $0.9 million decrease in our Health & Wellness reportable segment. Included in revenue during the three months ended March 31, 2026 was $11.1 million of incremental revenues contributed by businesses acquired during 2025.

Direct costs

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2026	2025
Direct costs	$44,317	$40,401	9.7%
As a percent of revenues	16.6%	14.8%
Direct costs represent the Company’s cost of revenues and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, and processing fees. The increase in direct costs for the three months ended March 31, 2026 compared to the prior period was primarily due to a $1.5 million increase in campaign fulfillment costs related to a business acquired in 2025, a $1.5 million increase in partner payments, and a $1.4 million increase in cloud computing, software, and other related expenses.

Sales and Marketing

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2026	2025
Sales and marketing	$115,233	$112,411	2.5%
As a percent of revenues	43.1%	41.2%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing expenses during the three months ended March 31, 2026 compared to the prior period was primarily due to a $4.5 million increase in salaries, benefits, and other employee expenses as a result of prior year acquisitions, partially offset by a $1.6 million decrease in professional and third-party services.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2026	2025
Research, development, and engineering	$13,637	$13,920	(2.0)%
As a percent of revenues	5.1%	5.1%
Research, development, and engineering costs consist primarily of salaries, benefits, and other employee expenses. The decrease in research, development, and engineering costs for the three months ended March 31, 2026, compared to the prior period was primarily due to a $0.4 million decrease in salaries, benefits, and other employee expenses, partially offset by a $0.2 million increase in professional and other third-party services.
General, Administrative, and Other Related Costs

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2026	2025
General, administrative, and other related costs	$46,644	$43,163	8.1%
As a percent of revenues	17.4%	15.8%
General, administrative, and other related costs consist primarily of salaries, benefits, and other employee expenses including share-based compensation and severance, changes in the fair value associated with contingent consideration, bad debt expense, professional fees, and insurance costs. The increase in general, administrative, and other related costs for the three months ended March 31, 2026 compared to the prior period was primarily due to a $3.3 million increase in professional and other third-party services.
Depreciation and Amortization

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2026	2025
Depreciation and amortization	$44,878	$48,452	(7.4)%
As a percent of revenues	16.8%	17.8%
Depreciation and amortization costs consist of depreciation related to property and equipment, including internally developed software, as well as amortization of intangible assets recorded in connection with business acquisitions, and other intangible assets of the Company. The decrease in depreciation and amortization for the three months ended March 31, 2026 compared to the prior period was primarily due to a $4.2 million decrease in amortization expense due to certain intangible assets being in run-off state and having a greater amortization expense earlier in life.

Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,		Percentage Change
	2026	2025
Interest expense, net	$(6,896)	$(6,194)	11.3%
Other income (loss), net	688	(1,475)	(146.6)%
Total non-operating expense	$(6,208)	$(7,669)	(19.1)%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net increased during the three months ended March 31, 2026 compared to the prior periods primarily due to lower interest income on investments as a result of a decline in cash equivalents and a reduction in interest rates.
Other income (loss), net. Other income (loss), net is generated primarily from miscellaneous items and gains or losses on foreign currency. The change was primarily attributable to changes in gains or losses on foreign currency.
Income Taxes
The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing), and different tax rates in the various jurisdictions in which we operate. The tax basis of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.
Provision for income taxes from continuing operations amounted to income tax expense of $2.6 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate was (80.5)% and 53.2% for the three months ended March 31, 2026 and 2025, respectively.
The change in our effective income tax rate for the three months ended March 31, 2026 compared to the prior period was primarily attributable to the following:
1.Pre-tax book loss for the three months ended March 31, 2026 compared to pre-tax book income for the three months ended March 31, 2025, resulted in a disproportionate effective income tax rate; partially offset by
2.an increase in our foreign-derived deduction-eligible income ("FDDEI”) due to changes under OBBBA that are effective starting January 1, 2026 and simplified expense allocations.
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

Income from equity method investment was $5.1 million, net of tax, for the three months ended March 31, 2026 compared to income from equity method investment of $6.6 million, net of tax, for the three months ended March 31, 2025. The decrease in income from equity method investment, net of tax during the three months ended March 31, 2026 compared to the prior period was primarily due to a decrease in the value of the underlying investments.
(Loss) income from continuing operations
Loss from continuing operations was $0.8 million for the three months ended March 31, 2026 compared to income from continuing operations of $9.8 million for the three months ended March 31, 2025. The decrease in income from continuing operations during the three months ended March 31, 2026 compared to the prior period was driven by the factors discussed above.
Net income from discontinued operations, net of tax
Net income from discontinued operations, net of tax was $23.0 million for the three months ended March 31, 2026 compared to net income from discontinued operations, net of tax of $14.4 million for the three months ended March 31, 2025. The increase in net income from discontinued operations, net of tax during the three months ended March 31, 2026 compared to the prior period was primarily due to a $3.8 million increase in revenues and a $16.0 million increase in income tax benefit related primarily to deferred tax assets recorded upon our classification of Connectivity as held-for-sale, partially offset by a $8.8 million increase in transaction costs and $2.3 million increase in stock-based compensation related to the disposition of the Connectivity business.
Net income
Net income was $22.3 million for the three months ended March 31, 2026 compared to net income of $24.2 million for the three months ended March 31, 2025. The decrease in net income during the three months ended March 31, 2026 compared to the prior period was driven by the factors discussed above.
Segment Results
The Company’s reportable segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company has four reportable segments: (i) Technology & Shopping, (ii) Gaming & Entertainment, (iii) Health & Wellness, and (iv) Cybersecurity & Martech. Reportable segment results presented below exclude inter-segment revenues and expenses.
Technology & Shopping
The financial results are presented as follows (in thousands):

	Three months ended March 31,		Percentage Change
	2026	2025
Revenues	$71,159	$81,690	(12.9)%
Operating costs and expenses	77,617	85,653	(9.4)%
Operating loss	$(6,458)	$(3,963)	63.0%
Technology & Shopping’s revenues of $71.2 million during the three months ended March 31, 2026 decreased $10.5 million compared to the prior period primarily due to a $11.1 million decrease in advertising and performance marketing revenues, primarily driven by $4.4 million and $3.6 million decreases in performance marketing revenues in our Technology business and our Shopping business, respectively, and a $2.6 million decrease in the first party advertising revenues in our Technology business, partially offset by a $0.6 million increase in subscription and licensing revenues. The decline in revenues during the quarter was driven by traffic pressures impacting affiliate commerce and programmatic display advertising.
Technology & Shopping’s operating costs and expenses of $77.6 million during the three months ended March 31, 2026 decreased $8.0 million compared to the prior period primarily driven by a $2.5 million decrease in an advertising and performance marketing related expenses, a $2.2 million decrease in professional and other third-party services, a $2.0 million decrease in salaries, benefits, and other employee expenses, and a $1.8 million decrease in depreciation and amortization expenses, partially offset by a $0.8 million increase in partner payments.
As a result of these factors, Technology & Shopping’s operating loss of $(6.5) million during the three months ended March 31, 2026 increased $2.5 million compared to the prior period.

Gaming & Entertainment
The financial results are presented as follows (in thousands):

	Three months ended March 31,		Percentage Change
	2026	2025
Revenues	$40,764	$38,026	7.2%
Operating costs and expenses	32,880	29,252	12.4%
Operating income	$7,884	$8,774	(10.1)%
Gaming & Entertainment’s revenues of $40.8 million during the three months ended March 31, 2026 increased $2.7 million compared to the prior period primarily due to a $1.5 million increase in subscription and licensing revenues and a $1.3 million increase in advertising and performance marketing revenues, both in our Humble Bundle business.
Gaming & Entertainment’s operating costs and expenses of $32.9 million during the three months ended March 31, 2026 increased $3.6 million compared to the prior period primarily due to a $1.0 million increase in partner payments, a $0.9 million increase in professional and other third-party services, and a $0.8 million increase in salaries, benefits, and other employee expenses.
As a result of these factors, Gaming & Entertainment’s operating income of $7.9 million during the three months ended March 31, 2026 decreased $0.9 million compared to the prior period.
Health & Wellness
The financial results are presented as follows (in thousands):

	Three months ended March 31,		Percentage Change
	2026	2025
Revenues	$85,950	$85,786	0.2%
Operating costs and expenses	77,326	68,824	12.4%
Operating income	$8,624	$16,962	(49.2)%
Health & Wellness’s revenues of $86.0 million during the three months ended March 31, 2026 increased $0.2 million compared to the prior period primarily due to a $1.0 million increase in advertising and performance marketing revenues, primarily driven by an increase in the Health & Wellness Consumer business due in part to an acquisition in 2025, partially offset by declines in other of our Health & Wellness lines of business. The increase in advertising and performance marketing revenues was partially offset by a $0.9 million decrease in subscription and licensing revenues.
Health & Wellness’s operating costs and expenses of $77.3 million during the three months ended March 31, 2026 increased $8.5 million compared to the prior period primarily due to a $4.3 million increase in salaries, benefits, and other employee expenses due in part to an acquisition in 2025, an absence of $1.8 million reduction in expenses related to change in contingent consideration that occurred in the comparable 2025 period, and a $1.4 million increase in advertising and marketing related expenses.
As a result of these factors, Health & Wellness’s operating income of $8.6 million during the three months ended March 31, 2026 decreased $8.3 million compared to the prior period.
Cybersecurity & Martech
The financial results are presented as follows (in thousands):

	Three months ended March 31,		Percentage Change
	2026	2025
Revenues	$69,768	$67,314	3.6%
Operating costs and expenses	56,071	55,991	0.1%
Operating income	$13,697	$11,323	21.0%
Cybersecurity & Martech’s revenues of $69.8 million during the three months ended March 31, 2026 increased $2.5 million compared to the prior period primarily due to a $2.7 million increase in other revenues related to a business acquired in 2025 within the Company’s Martech business, partially offset by a $0.3 million decrease in subscription and licensing revenues.

Cybersecurity & Martech‘s operating costs and expenses of $56.1 million during the three months ended March 31, 2026 increased $0.1 million.
As a result of these factors, Cybersecurity & Martech’s operating income of $13.7 million during the three months ended March 31, 2026 increased $2.4 million compared to the prior period.
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
Cash and Cash Equivalents
As of March 31, 2026 and December 31, 2025, our cash and cash equivalents were $519.7 million and $573.8 million, respectively.
Cash and cash equivalents held within domestic and foreign jurisdictions were as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents held in domestic jurisdiction	$416,108	$481,021
Cash and cash equivalents held in foreign jurisdiction	103,610	92,756
Cash and cash equivalents	$519,718	$573,777
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
As of each March 31, 2026 and December 31, 2025, availability under the Credit Agreement was $348.8 million, net of letters of credit.
On July 16, 2024, the Company issued $263.1 million in aggregate principal amount of new 3.625% Convertible Notes due 2028 (the “3.625% Convertible Notes”) and paid an aggregate of approximately $135.0 million in cash in exchange for approximately $400.9 million in aggregate principal amount of the Company’s 1.75% Convertible Notes (collectively, the “Exchange Transaction”) pursuant to separate, privately negotiated exchange agreements with certain holders of the 1.75% Convertible Notes. The 3.625% Convertible Notes bear interest at a rate of 3.625% per annum on the principal amount thereof, payable semi-annually in arrears on September 1 and March 1 of each year, beginning on March 1, 2025, to the noteholders of record of the 3.625% Convertible Notes as of the close of business on the immediately preceding August 15 and February 15, respectively. The 3.625% Convertible Notes will mature on March 1, 2028, unless earlier converted or repurchased. The 3.625% Convertible Notes can be settled in cash, the Company’s common stock at an initial conversion rate of $100 per share, or a combination of cash and the Company’s common stock, at the Company’s election. See Note 8 – Debt in Part I Item 1 of this Quarterly Report on Form 10-Q for further details.
Material Cash Requirements
Ziff Davis’ long-term contractual obligations generally include its long-term debt, including its current portion, as described above, interest on long-term debt, lease payments on its property and equipment, and holdback amounts in connection with certain business acquisitions. These long-term contractual obligations extend through 2036. Refer to Note 8 – Debt and Note 3 — Acquisitions in Part I Item 1 of this Quarterly Report on Form 10-Q.
As of March 31, 2026, we and our subsidiaries had outstanding $867.1 million in aggregate principal amount of indebtedness. As of March 31, 2026, our total future minimum lease payments were $27.2 million of which approximately $6.8 million future minimum lease payments are due in the succeeding twelve months. As of March 31, 2026, our liability for uncertain tax positions was $29.5 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
We currently anticipate that our existing cash and cash equivalents, cash generated from operations, and availability under our revolving credit facility, will be sufficient to meet our anticipated needs for working capital, capital expenditures, principal payments on our indebtedness, and share repurchases, if any, for at least the next 12 months.
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities from continuing and discontinued operations (in thousands):

	Three months ended March 31,		Change
	2026	2025
Net cash provided by operating activities	$29,953	$20,613	$9,340
Net cash used in investing activities	$(33,207)	$(64,829)	$31,622
Net cash used in financing activities	$(53,495)	$(35,006)	$(18,489)
Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $9.3 million increase in net cash provided by operating activities during the three months ended March 31, 2026 compared to the prior period was primarily related to increased collections from our customers and a decrease in prepaid expenses during the current period, partially offset by increased payments to our vendors. The increase in net cash provided by operating activities includes the activities of TDS Gift Cards, which had a negative impact of $(89.6) million and $(84.0) million during the first quarter of 2026 and the first quarter of 2025, respectively.
Investing Activities
The $31.6 million decrease in net cash used in investing activities during the three months ended March 31, 2026 compared to the prior period was primarily related to no cash used on business acquisitions during the three months ended March 31, 2026.
Financing Activities
The $18.5 million increase in net cash used in financing activities during the three months ended March 31, 2026 compared to the prior period was primarily related to a larger amount of cash used for share repurchases.
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
On February 22, 2026, the Board of the Company authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional ten million shares of the Company’s common stock and (ii) an extension of the expiration date of the share repurchase program from August 2, 2029 to February 22, 2036 (“Amended Stock Repurchase

Program”). As a result of the Amended Stock Repurchase Program, the aggregate number of shares of the Company’s common stock under 2020 Program increases from up to 15 million shares to up to 25 million of the Company’s common stock.
A summary of share repurchases under the 2020 Program during the three months ended March 31, 2026 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of March 31, 2026
1,186,086	$46,828	10,296,941

(1)Includes the impact of excise taxes.
Cumulatively as of March 31, 2026, 14,703,059 shares have been repurchased under the 2020 Program, at an aggregate cost of $802.1 million (including excise tax). These shares were subsequently retired. Refer to Note 11 – Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2026, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of March 31, 2026 and December 31, 2025, we had $519.7 million and $573.8 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of March 31, 2026, the carrying value and the fair value of our fixed rate debt was $718.3 million and $837.7 million, respectively. Our fixed rate debt matures as follows: $149.1 million in 2026, $263.1 million in 2028, and $460.0 million in 2030. Interest rates have risen since certain of these sources of financing were obtained. Thus, we may not be able to refinance this fixed rate debt at similar or favorable rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during the three months ended March 31, 2026, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 6 — Fair Value Measurements and Note 8 — Debt to the Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
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
During the three months ended March 31, 2026 and 2025, foreign exchange gains (losses) for continuing operations amounted to $0.9 million and $(1.5) million, respectively.
Cumulative foreign translation adjustments included in Other comprehensive (loss) income, net of tax for the three months ended March 31, 2026 and 2025 were $(8.3) million and $11.4 million, respectively.
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
As of March 31, 2026, under the supervision and with the participation of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company intends to vigorously pursue all of its legal remedies in these litigations, but there is no guarantee that it will be successful in its efforts.
See also our discussion under the caption “Litigation” Note 9 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
There has not been a material change in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, except for the risk factor set forth below.
The consummation of the pending sale of our Connectivity business is subject to certain risks. The pending transaction also creates certain incremental risks for us that may negatively affect our operations, financial results or reputation.
On March 2, 2026, we entered into a definitive agreement to sell our Connectivity business to Accenture for $1.2 billion in cash. The sale is expected to close in the next couple of months, subject to the receipt of customary regulatory approvals and satisfaction of other closing conditions. Our ability to consummate the sale of the Connectivity business is subject to important risks, including the risk that we may not satisfy other customary closing conditions required to complete the transaction on its agreed-upon terms and the anticipated schedule, if at all. Other risks of the pending sale of the Connectivity business to our operations, financial results or reputation include the risk that management’s attention is diverted from other matters during the pendency of the transaction and in the post-closing period; the impact of the announcement and/or the potential impact of the consummation of the pending transaction on relationships, including with employees, customers, suppliers, and competitors; the risk of disruptions from the pending transaction that impact our business; the risk that the pending transaction does not yield the intended outcomes for our strategy, operations and/or financial results; and the risk that there may be litigation associated with consummation of the transaction. Failure to consummate the sale of the Connectivity business may materially affect our business, financial condition or results of operations.
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

On February 22, 2026, the Board of the Company authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional ten million shares of the Company’s common stock and (ii) an extension of the expiration date of the share repurchase program from August 2, 2029 to February 22, 2036 (“Amended Stock Repurchase Program”). As a result of the Amended Stock Repurchase Program, the aggregate number of shares of the Company’s common stock under 2020 Program increases from up to 15 million shares to up to 25 million of the Company’s common stock. See Note 11 — Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cumulatively as of March 31, 2026, 14,703,059 shares have been repurchased under the 2020 Program, at an aggregate cost of $802.1 million (including excise tax).
The following table details the repurchases that were made under the 2020 Program and those made outside the 2020 Program, on a trade date basis, during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (3)
January 1, 2026 - January 31, 2026	751,903	$37.00	741,719	10,741,308
February 1, 2026 - February 28, 2026	—	$—	—	10,741,308
March 1, 2026 - March 31, 2026	444,367	$42.54	444,367	10,296,941
Total	1,196,270		1,186,086	10,296,941

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

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.Exhibits

Exhibit No.	Description
2.1
Securities Purchase Agreement, dated as of March 2, 2026, by and among Ziff Davis, Inc., Ziff Davis, LLC and Accenture Inc. (incorporated by reference to Exhibit 2.1 to Ziff Davis' Current Report on Form 8-K filed on March 4, 2026 (File No. 0-25965))

3.1
Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed on June 10, 2014. (File No. 0-25965))

3.2
Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 1, 2019 (File 0-25965))

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 6, 2021 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

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

ZIFF DAVIS, INC.
(registrant)

Date:	May 8, 2026	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2026	By:	/s/ LORI TANSLEY
Lori Tansley
Chief Accounting Officer
(Principal Accounting Officer)