Form 10-Q
period 2026-06-30
ZIFF DAVIS, INC.
filed 2026-08-07
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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

There were 34,287,208 shares outstanding of the Registrant’s common stock as of August 4, 2026.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2026

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,606,112	$573,777
Accounts receivable, net of allowances of $6,343 and $8,141, respectively	418,846	623,441
Prepaid expenses and other current assets	59,804	81,964
Current assets - discontinued operations	—	91,217
Total current assets	2,084,762	1,370,399
Long-term investments	99,936	93,228
Property and equipment, net of accumulated depreciation of $419,396 and $382,187, respectively	171,481	162,130
Intangible assets, net	293,773	338,178
Goodwill	1,291,002	1,346,964
Deferred income taxes	5,444	5,107
Other assets	51,629	24,523
Noncurrent assets - discontinued operations	—	322,777
TOTAL ASSETS	$3,998,027	$3,663,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$489,554	$696,918
Income taxes payable, current	185,637	7,345
Deferred revenue, current	126,974	129,700
Current portion of long-term debt	148,937	148,685
Other current liabilities	12,228	16,089
Current liabilities - discontinued operations	—	76,216
Total current liabilities	963,330	1,074,953
Long-term debt	718,703	717,815
Deferred revenue, noncurrent	5,903	6,518
Liability for uncertain tax positions	19,619	19,733
Deferred income taxes	20,773	41,116
Other noncurrent liabilities	32,241	33,055
Noncurrent liabilities - discontinued operations	—	16,541
TOTAL LIABILITIES	1,760,569	1,909,731
Commitments and contingencies (Note 9)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 34,962,853 and 38,376,859 shares at June 30, 2026 and December 31, 2025, respectively	350	384
Additional paid-in capital	436,450	472,723
Retained earnings	1,867,704	1,337,542
Accumulated other comprehensive loss	(67,046)	(57,074)
TOTAL STOCKHOLDERS’ EQUITY	2,237,458	1,753,575
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,998,027	$3,663,306

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total revenues	$286,738	$294,803	$554,379	$567,619
Operating costs and expenses:
Direct costs	45,711	40,663	90,028	81,064
Sales and marketing	122,172	127,044	237,405	239,455
Research, development, and engineering	14,369	14,197	28,006	28,117
General, administrative, and other related costs	47,496	48,794	94,140	91,957
Depreciation and amortization	46,874	50,335	91,752	98,787
Goodwill impairment	54,839	—	54,839	—
Total operating costs and expenses	331,461	281,033	596,170	539,380
Operating (loss) income	(44,723)	13,770	(41,791)	28,239
Interest expense, net	(5,770)	(6,584)	(12,666)	(12,778)
Gain on investments, net	—	4,340	—	4,340
Other (loss) income, net	(586)	(2,402)	102	(3,877)
(Loss) income from continuing operations before income tax expense and income from equity method investment	(51,079)	9,124	(54,355)	15,924
Income tax (expense) benefit	(941)	69	(3,578)	(3,549)
(Loss) income from equity method investment, net of tax	(133)	5,115	5,005	11,745
Net (loss) income from continuing operations	(52,153)	14,308	$(52,928)	$24,120
Net income from discontinued operations, net of tax	676,614	12,035	699,650	26,462
Net income	$624,461	$26,343	$646,722	$50,582

Net (loss) income per common share from continuing operations:
Basic	$(1.43)	$0.34	$(1.43)	$0.57
Diluted	$(1.43)	$0.34	$(1.43)	$0.57
Net income per common share from discontinued operations:
Basic	$18.60	$0.29	$18.92	$0.63
Diluted	$18.60	$0.29	$18.92	$0.63
Net income per common share:
Basic	$17.16	$0.63	$17.49	$1.20
Diluted	$17.16	$0.63	$17.49	$1.20
Weighted average shares outstanding:
Basic	36,381,271	41,732,800	36,985,872	42,143,165
Diluted	36,381,271	41,750,114	36,985,872	42,257,116

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$624,461	$26,343	$646,722	$50,582
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(435)	18,782	(8,745)	30,193
Change in fair value on available-for-sale investments, net of tax expense of $99 and $187 for the three and six months ended June 30, 2025, respectively.	—	279	—	559
Sale of Connectivity	(1,227)	—	(1,227)	—
Other comprehensive (loss) income, net of tax	(1,662)	19,061	(9,972)	30,752
Comprehensive income	$622,799	$45,404	$636,750	$81,334

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$646,722	$50,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,656	113,438
Non-cash operating lease costs	3	4,325
Share-based compensation	23,897	21,479
Provision for credit losses on accounts receivable	1,994	1,012
Deferred income taxes, net	(22,542)	(7,320)
Gain on sale of businesses	(860,597)	—
Goodwill impairment	54,839	—
Changes in fair value of contingent consideration	124	(2,318)
Income from equity method investments, net of tax	(5,005)	(11,745)
Gain on investments, net	—	(4,340)
Other	3,826	1,701
Decrease (increase) in:
Accounts receivable	204,820	147,417
Prepaid expenses and other current assets	(2,972)	(523)
Other assets	3,480	1,900
Increase (decrease) in:
Accounts payable and accrued expenses	(230,206)	(209,583)
Income taxes payable	204,345	(21,482)
Deferred revenue	7,402	464
Other current liabilities	(7,870)	(7,320)
Net cash provided by operating activities	118,916	77,687
Cash flows from investing activities:
Purchases of property and equipment	(68,126)	(55,752)
Acquisitions, net of cash received	(8,030)	(50,345)
Distribution from equity method investment	—	9,196
Proceeds from sale of equity investments	—	25,250
Proceeds from sale of businesses, net of cash divested	1,134,081	—
Other	(209)	51
Net cash provided by (used in) investing activities	1,057,716	(71,600)
Cash flows from financing activities:
Repurchase of common stock	(173,058)	(68,834)
Issuance of common stock under employee stock purchase plan	3,477	3,751
Deferred payments for acquisitions	(1,162)	(213)
Other	(3,041)	(1,592)
Net cash used in financing activities	(173,784)	(66,888)
Effect of exchange rate changes on cash and cash equivalents	(3,747)	12,180
Net change in cash and cash equivalents	999,101	(48,621)
Cash and cash equivalents at beginning of period	607,011	505,880
Cash and cash equivalents at beginning of period associated with discontinued operations	33,234	18,380
Cash and cash equivalents at beginning of period associated with continuing operations	573,777	487,500
Cash and cash equivalents at end of period	1,606,112	457,259
Cash and cash equivalents at end of period associated with discontinued operations	—	18,141
Cash and cash equivalents at end of period associated with continuing operations	$1,606,112	$439,118

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended June 30, 2026
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, April 1, 2026	37,387,662	$374	$454,325	$1,332,193	$(65,384)	$1,721,508
Net income	—	—	—	624,461	—	624,461
Other comprehensive loss, net of tax of zero	—	—	—	—	(435)	(435)
Issuance of restricted stock, net	65,760	1	(290)	(25)	—	(314)
Issuance of shares under employee stock purchase plan	137,218	1	3,476	—	—	3,477
Repurchase and retirement of common stock	(2,627,787)	(26)	(32,364)	(89,398)	—	(121,788)
Share-based compensation	—	—	11,535	—	—	11,535
Sale of Connectivity	—	—	—	—	(1,227)	(1,227)
Other, net	—	—	(232)	473	—	241
Balance, June 30, 2026	34,962,853	$350	$436,450	$1,867,704	$(67,046)	$2,237,458

	Three months ended June 30, 2025
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, April 1, 2025	42,230,734	$422	$485,008	$1,406,715	$(70,780)	$1,821,365
Net income	—	—	—	26,343	—	26,343
Other comprehensive income, net of tax expense of $99	—	—	—	—	19,061	19,061
Issuance of restricted stock, net	31,374	1	(217)	95	—	(121)
Issuance of shares under employee stock purchase plan	133,956	1	3,749	—	—	3,750
Repurchase and retirement of common stock	(1,228,007)	(12)	(15,890)	(23,766)	—	(39,668)
Share-based compensation	—	—	11,727	—	—	11,727
Other, net	—	—	121	81	—	202
Balance, June 30, 2025	41,168,057	$412	$484,498	$1,409,468	$(51,719)	$1,842,659

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Six months ended June 30, 2026
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2026	38,376,859	$384	$472,723	$1,337,542	$(57,074)	$1,753,575
Net income	—	—	—	646,722	—	646,722
Other comprehensive loss, net of tax of zero	—	—	—	—	(8,745)	(8,745)
Issuance of restricted stock, net	262,649	3	(11,381)	4,365	—	(7,013)
Issuance of shares under employee stock purchase plan	137,218	1	3,476	—	—	3,477
Repurchase and retirement of common stock	(3,813,873)	(38)	(47,018)	(121,561)	—	(168,617)
Share-based compensation	—	—	20,779	—	—	20,779
Sale of Connectivity	—	—	—	—	(1,227)	(1,227)
Other, net (1)	—	—	(2,129)	636	—	(1,493)
Balance, June 30, 2026	34,962,853	$350	$436,450	$1,867,704	$(67,046)	$2,237,458

(1)Includes $1.8 million decrease in ‘Additional-paid-in-capital’ related to a change in classification of certain equity awards from equity-classified to liability-classified. Refer to Note 12 — Share-Based Compensation for additional details.

	Six months ended June 30, 2025
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2025	42,848,339	$428	$491,891	$1,401,034	$(82,471)	$1,810,882
Net income	—	—	—	50,582	—	50,582
Other comprehensive income, net of tax expense of $187	—	—	—	—	30,752	30,752
Issuance of restricted stock, net	163,769	2	(8,049)	3,623	—	(4,424)
Issuance of shares under employee stock purchase plan	133,956	1	3,749	—	—	3,750
Repurchase and retirement of common stock	(1,978,007)	(19)	(24,583)	(45,969)	—	(70,571)
Share-based compensation	—	—	21,479	—	—	21,479
Other, net	—	—	11	198	—	209
Balance, June 30, 2025	41,168,057	$412	$484,498	$1,409,468	$(51,719)	$1,842,659

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
On June 17, 2026, the Company completed the sale of its Connectivity business (“Connectivity”) to Accenture Inc (“Accenture”). The assets and liabilities and results of operations of Connectivity have been classified as discontinued operations for all periods presented. Unless otherwise noted, all amounts, percentages, and any discussion in this Quarterly Report on Form 10-Q reflect the results from continuing operations, except for the Condensed Consolidated Statements of Comprehensive Income, the Statements of Cash Flows, and Condensed Consolidated Statements of Stockholders’ Equity, and related disclosures which are presented on a combined continuing and discontinued operations basis. Furthermore, upon reclassification of Connectivity as discontinued operations, the Company determined that Connectivity is no longer a reportable segment. Refer to Note 5 - Divestitures for further details.
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
Description of Business
Ziff Davis is a vertically focused digital media and internet company whose portfolio includes leading brands in technology, shopping, gaming and entertainment, health and wellness, cybersecurity, and martech. Our business specializes in the technology, shopping, gaming and entertainment, and healthcare markets, offering content, tools, and services to consumers and businesses, and provides internet-delivered cloud-based services to consumers and businesses including cybersecurity, privacy, and marketing technology.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. For the six months ended June 30, 2026, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended December 31, 2025.
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Settlement receivables, net	$187,082	$313,413
Trade receivables, net	218,707	303,375
Escrow receivable	12,000	—
Other receivables	1,057	6,653
Accounts receivable, net	$418,846	$623,441
Settlement receivables, net represent amounts due from third parties that are collected by the Company and passed through to our customers, net of a fee earned by the Company, related to services provided in the facilitation of gift card processing and program management.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Settlement payables, net	$261,176	$469,134
Accounts payable	145,961	144,679
Accrued employee related costs	30,811	31,279
Other accrued liabilities	51,606	51,826
Accounts payable and accrued expenses	$489,554	$696,918
Settlement payables, net represent amounts owed to our customers related to services provided in the facilitation of gift card processing and program management whereby, as part of our services we collect from third parties and pass through payment to our customers, net of a fee earned by the Company.
Long-lived assets
The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets, and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) ASC Topic 360, Property, Plant, and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. During the three and six months ended June 30, 2026, the Company assessed the recoverability of certain of its assets in its Health & Wellness reportable segment following reductions in forecasted revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in one of its asset groups and recorded an impairment of its internal-use-software of approximately $1.8 million within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026. The fair value of the internal-use-software was estimated using the multi-period excess earnings method under the income approach, which utilizes assumptions including projected future revenue generated from the asset, projected expenses, and discount rate.
Recent Accounting Pronouncements
Recently issued applicable accounting pronouncements adopted
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with the practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606, Revenues from Contracts with Customers (“ASC 606”). This update permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been issued or made available for issuance. The Company adopted this update during the first quarter of 2026. The adoption of this update did not have a material impact on our consolidated financial statements and related disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update eliminates accounting considerations for software project development stages and replaces it with the requirement to commence software capitalization when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and will be used to perform its intended function. This update further provides guidance about “probable-to-

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
complete” recognition threshold. Specifically, such threshold is not considered to be met when there is a significant uncertainty associated with the development activities of the software. This update is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adoption of this update on our consolidated financial statements.
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
•Revenues from related software support and maintenance are generally recognized ratably over the contractual period, because technical support, unspecified software product upgrades, maintenance releases, and patches are provided to customers on an as-needed basis and they are available during the term of the support period.
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
Other
Other revenues primarily include those from the sale of online courses and revenues from a customer acquisition platform for subscription services companies.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026 (1)	2025 (1)	2026 (1)	2025 (1)
Technology & Shopping
Advertising and performance marketing	$73,098	$78,798	$141,461	$158,274
Subscription and licensing	3,593	2,626	6,389	4,804
Other	66	(648)	66	(612)
Total Technology & Shopping revenues	$76,757	$80,776	$147,916	$162,466

Gaming & Entertainment
Advertising and performance marketing	$29,167	$32,251	$54,823	$56,622
Subscription and licensing	16,265	13,965	31,373	27,611
Other	1,187	10	1,187	19
Total Gaming & Entertainment revenues	$46,619	$46,226	$87,383	$84,252

Health & Wellness
Advertising and performance marketing	$79,791	$82,537	$149,720	$151,462
Subscription and licensing	12,802	13,687	26,010	26,815
Other	2,065	3,228	4,878	6,961
Total Health & Wellness revenues	$94,658	$99,452	$180,608	$185,238

Cybersecurity & Martech
Subscription and licensing	$65,739	$68,349	$132,768	$135,663
Other	2,965	—	5,704	—
Total Cybersecurity & Martech revenues	$68,704	$68,349	$138,472	$135,663

Total Revenues	$286,738	$294,803	$554,379	$567,619

(1)Amounts presented are net of inter-segment revenues.
The Company recorded $39.1 million and $40.6 million of revenues for the three months ended June 30, 2026 and 2025, respectively, and $98.9 million and $97.9 million of revenues for the six months ended June 30, 2026 and 2025, respectively, which was previously included in the deferred revenues balance as of the beginning of each respective year.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Revenues are recognized based on delivery of services over the contract period for advertising. The Company believes that the methods described are a faithful depiction of the transfer of goods and services. Depending on individual contracts with customers, revenues from advertising and performance marketing revenues are recognized over time as distinct performance obligations are satisfied, including when:
•Online display and video advertising in the form of impressions, video views and other means is placed for viewing on the Company’s owned-and-operated properties and on third-party sites.
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
The Company has concluded the best measure of progress toward the complete satisfaction of the performance obligation delivered over time is a time-based measure. The Company recognizes revenues on a straight-line basis throughout the subscription period, or as usage occurs, or when functional intellectual property is delivered for services outside of the subscription.
Other revenues consist primarily of performance obligations that are satisfied at a point in time at which control for goods and services is transferred to a customer. The Company believes that the methods described are a faithful depiction of the transfer of goods and services.
Transaction Price Allocation to Future Performance Obligations
As of June 30, 2026, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $41.7 million and is expected to be recognized as follows: 38% by December 31, 2026, 43% by December 31, 2027, and 19% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the transaction price is a variable consideration that corresponds directly with the Company’s performance.

3.Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.
2026 Acquisitions
The Company completed two immaterial acquisitions during the six months ended June 30, 2026, paying the purchase price in cash in each transaction. Total consideration for all businesses acquired in 2026 was $8.4 million.
Goodwill recognized associated with these acquisitions during the six months ended June 30, 2026 was $3.2 million, of which $3.2 million is expected to be deductible for income tax purposes. Approximately $5.6 million of definite-lived intangibles were recorded in connection with the acquisitions during the six months ended June 30, 2026, including $3.1 million of Customer relationships, net, $1.4 million of Trade names and trademarks, net, and $1.1 million of Other purchased intangibles, net. The initial accounting for 2026 acquisitions is incomplete due to the timing of available information and is subject to change. As of June 30, 2026, the Company has recorded provisional amounts for certain intangible assets (including customer relationships, trade names, and other purchased intangibles), preliminary acquisition date working capital, and related tax items.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
2025 Acquisitions
The Company completed seven immaterial acquisitions during the year ended December 31, 2025, paying the purchase price in cash for each transaction. These acquisitions were comprised of six acquisitions that were accounted for as business combinations and one accounted for as an asset acquisition. Total consideration for these acquisitions was $81.9 million, or $76.7 million, net of cash acquired. Of this amount, total consideration of $63.1 million, or $58.1 million net of cash acquired, was incurred during the six months ended June 30, 2025.
The accompanying Condensed Consolidated Statements of Operations reflect the results of operations of the 2026 and 2025 acquisitions since the date of each respective acquisition.
4.Investments
Investments consist of equity and debt securities.
Investment in corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million. On May 19, 2023, the Company entered into the Note Amendment Agreement (the “Amendment”) with the same entity. The Amendment increased the interest rate on the convertible notes to 6%, extended the maturity date, and subordinated all existing and future obligations, liabilities, and indebtedness of the entity to the entity’s senior creditor, as defined in the Amendment. The investment was initially measured at its transaction price and subsequently re-measured at fair value, with unrealized gains and losses reported as a component of other comprehensive income. In evaluating the available-for-sale debt security, the Company elected to exclude accrued interest receivable from the fair value and amortized cost basis. The amortized cost of the available-for-sale debt security excluded accrued interest receivable of zero, net of allowance for credit losses of $2.6 million, as of each June 30, 2026 and December 31, 2025, which is presented in 'Prepaid expenses and other current assets' in the Condensed Consolidated Balance Sheets.
During the year ended December 31, 2025, based on the latest available financial and certain other information related to the issuing entity, the Company determined that the fair value of its investment in this corporate debt security was below its amortized cost. Based on this information, the Company determined that a credit loss existed. As of each June 30, 2026 and December 31, 2025, the provision for credit losses on the total amount of accrued interest receivable and amortized cost of the available-for-sale debt security was $17.6 million. The Company does not intend to sell its available-for-sale corporate debt security. In addition, it is more likely than not that the Company will not be required to sell it before recovery of the amortized cost basis, which may be at maturity.
As of June 30, 2026 and December 31, 2025, the carrying value and the maximum exposure of the Company’s investment in the corporate debt security was approximately zero and $15.0 million, with a contractual maturity date that was less than one year. Cumulative gross unrealized gains (losses) on investment in the corporate debt security as of June 30, 2026 were zero. There was no cumulative gross unrealized gains on investment in the corporate debt security as of June 30, 2026 and December 31, 2025, respectively.
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
During the three months ended June 30, 2026 and 2025, the Company recognized (loss) income from the equity method investment, net of tax, of $(0.1) million and $5.1 million, net of tax, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized income from the equity method investment, net of taxes of $5.0 million and $11.7 million, respectively. The income in the periods presented was primarily the result of losses or gains in the underlying investments.
As of June 30, 2026, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $99.9 million. As of December 31, 2025, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $93.2 million. These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
5.Divestitures
Discontinued Operations
During the first quarter of 2026, the Company entered into a definitive agreement to sell Connectivity to Accenture for an aggregate purchase price of $1.2 billion in cash, subject to certain customary adjustments set forth in the purchase agreement (the “Sale”). On June 17, 2026 (the “Closing Date”) the Company completed the Sale and recorded a pre-tax gain on sale, net of costs to sell, of approximately $860.6 million, within ‘Net income from discontinued operations, net of tax’, during the three and six months ended June 30, 2026. Total proceeds were approximately $1,216.1 million, consisting of approximately $1,179.1 million cash received at closing and $37.0 million held in escrow. The cash received at closing of $1,179.1 million, net of $45.0 million cash divested, was $1,134.1 million. Escrow is comprised of (a) $12.0 million for working capital adjustments to be settled within 120 days of the Closing Date and (b) $25.0 million for indemnifications to be paid upon the earlier of the settlement of indemnification matters or three years following the Closing Date. The escrow receivable for the working capital adjustments is included in ‘Accounts receivable, net’ in the Condensed Consolidated Balance Sheets and the escrow receivable for the indemnifications is included in ‘Other assets’ in the Condensed Consolidated Balance Sheets.
The Connectivity business includes several data and services businesses that sit at the center of the broadband economy and are sources of information on internet connectivity and network performance and primarily generates revenues through the granting of access to, or delivery of, data products or services to customers and the sale of perpetual software licenses, related software support, and maintenance. The Sale is intended to support the Company’s ongoing efforts to maximize value for its shareholders. The Company plans to utilize the proceeds of the Sale for general corporate purposes and to fund its capital allocation activities, subject to the conditions of the Company’s outstanding debt securities.
The Company also entered into a transition services agreement with Accenture to provide certain transition services in order to facilitate the transition. Under the terms of the transition services agreement, the Company will provide certain post-closing accounting, tax, treasury, technology, and human resource services on a transitional basis for up to twelve months from the Closing Date, with the ability to extend for two additional consecutive three-month periods. Under the terms of the transition services agreement, certain employees associated with Connectivity will remain employees of Ziff Davis and work exclusively in support of Connectivity at Connectivity’s expense. The Company does not have any other significant involvement with Connectivity following the Closing Date.
During the first quarter of 2026, the Company determined that the Sale met the held-for-sale and discontinued operations accounting criteria. The assets and liabilities of Connectivity were classified as discontinued operations for all periods presented in accordance with ASC 205-20, Discontinued Operations as the disposition constitutes a strategic shift that will have a major effect on the Company’s operations and financial results. Furthermore, upon reclassification of Connectivity as discontinued operations, the Company determined that Connectivity is no longer a reportable segment.
The Company made an accounting policy election not to allocate interest expense to discontinued operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The table below details the major classes of assets and liabilities classified as discontinued operations, which are summarized separately in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$—	$33,234
Accounts receivable, net of allowances	—	43,775
Prepaid expenses and other current assets	—	14,208
Total current assets	—	91,217

Property and equipment, net	—	51,049
Intangible assets, net	—	6,034
Goodwill	—	260,573
Deferred income taxes, noncurrent	—	179
Other assets	—	4,942
Total assets	$—	$413,994

Accounts payable and accrued expenses	$—	$12,516
Income taxes payable	—	2,164
Deferred revenue, current	—	60,292
Other current liabilities	—	1,244
Total current liabilities	—	76,216

Deferred revenue, noncurrent	—	12,430
Deferred income taxes, noncurrent	—	296
Other long-term liabilities	—	3,815
Total liabilities	$—	$92,757

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The table below details the major classes of line items constituting net income from discontinued operations, net of income taxes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total revenues	$50,790	$57,406	$110,432	$113,226
Operating costs and expenses:
Direct costs	7,853	8,311	16,932	15,118
Sales and marketing	10,845	14,554	28,528	29,823
Research, development, and engineering	1,586	2,281	4,481	4,237
General, administrative, and other related costs	12,312	5,276	26,932	9,023
Depreciation and amortization	—	7,271	4,905	14,651
Total operating expenses	32,596	37,693	81,778	72,852
Operating income	18,194	19,713	28,654	40,374
Interest expense, net	65	61	117	124
Gain on sale of business	860,597	—	860,597	—
Other (loss) income, net	(457)	(3,384)	999	(4,712)
Income from discontinued operations before income taxes	878,399	16,390	890,367	35,786
Income tax expense	(201,785)	(4,355)	(190,717)	(9,324)
Net income from discontinued operations, net of tax	$676,614	$12,035	$699,650	$26,462
The table below details the key components of cash flows from discontinued operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Depreciation and amortization	$—	$7,271	$4,905	$14,651
Capital expenditures	$7,443	$7,142	$14,398	$12,377
Share-based compensation	$1,464	$879	$3,829	$1,549
Deferred income tax (benefit) expense	$(7,397)	$93	$(19,126)	$290

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
In connection with certain of the Company’s acquisitions, contingent consideration may be payable upon achieving certain future earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross margin, and/or revenue thresholds and had a combined fair value of $6.9 million and $6.8 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the possible payments under these arrangements ranged from zero to a maximum total of $6.9 million. As of December 31, 2025, the possible payments under these arrangements ranged from zero to a maximum total of $9.2 million. As of June 30, 2026 and December 31, 2025, the contingent consideration was determined using a 0% - 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$1,226,729	$—	$—	$1,226,729	$1,226,729
Total assets measured at fair value	$1,226,729	$—	$—	$1,226,729	$1,226,729

Liabilities:
Contingent consideration	$—	$—	$6,872	$6,872	$6,872
Total liabilities measured at fair value	$—	$—	$6,872	$6,872	$6,872

December 31, 2025	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$86,657	$—	$—	$86,657	$86,657
Total assets measured at fair value	$86,657	$—	$—	$86,657	$86,657

Liabilities:
Contingent consideration	$—	$—	$6,837	$6,837	$6,837
Total liabilities measured at fair value	$—	$—	$6,837	$6,837	$6,837

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the six months ended June 30, 2026 and 2025, there were no transfers that occurred between levels.
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt security that are measured at fair value on a recurring basis (in thousands):

	Six months ended June 30,
	2026		2025
	Contingent Consideration Arrangements	Corporate Debt Security	Contingent Consideration Arrangements	Corporate Debt Security
Balance as of January 1	$6,837	$—	$2,834	$17,788
Fair value at date of acquisition	—	—	5,865	—
Fair value adjustments (1)	124	—	(2,318)	746
Foreign currency translation adjustment	(89)	—	—	—
Balance as of June 30	$6,872	$—	$6,381	$18,534

(1)During the six months ended June 30, 2026 and 2025, the fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations and relate to changes in the expected payout against financial targets.
Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value only when an impairment is recognized. The Company’s financial assets, comprised of equity securities without readily determinable fair value, are adjusted to fair value when observable price changes are identified or due to impairment. Such fair value measurements are based predominantly on Level 3 inputs.
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
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$457,870	$431,286	$457,645	$434,736
1.75% Convertible Notes	$148,937	$147,245	$148,685	$145,381
3.625% Convertible Notes	$260,832	$265,778	$260,170	$256,568

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
7.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill, by reportable segment, for the six months ended June 30, 2026 are as follows (in thousands):

	Technology & Shopping	Gaming & Entertainment	Health & Wellness	Cybersecurity & Martech	Consolidated
Balance as of January 1, 2026	$321,802	$80,526	$404,598	$540,038	$1,346,964
Goodwill acquired (Note 3)	2,760	—	395	—	3,155
Goodwill impairment	—	—	(54,839)	—	(54,839)
Purchase accounting adjustments (1)	—	(171)	(437)	—	(608)
Foreign exchange translation	(2,390)	151	1,251	(2,682)	(3,670)
Balance as of June 30, 2026	$322,172	$80,506	$350,968	$537,356	$1,291,002

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior year business acquisitions (see Note 3 — Acquisitions).
During the three and six months ended June 30, 2026, the Company performed a quantitative fair value test on one reporting unit within the Health & Wellness reportable segment, following a period of declining results and reductions in forecasted revenue and EBITDA in the reporting unit during the second quarter of 2026. Based on the quantitative fair value test, the carrying value of the reporting unit exceeded its fair value, and the Company recorded an impairment of approximately $54.8 million during the three and six months ended June 30, 2026.
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
Goodwill as of June 30, 2026 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment, $54.8 million in the Health & Wellness reportable segment, and $17.6 million in the Cybersecurity & Martech reportable segment. Goodwill as of December 31, 2025 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment and $17.6 million in the Cybersecurity & Martech reportable segment.
Intangible Assets Subject to Amortization
As of June 30, 2026, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$335,387	$221,999	$113,388
Customer relationships	794,498	643,777	150,721
Other purchased intangibles	332,597	302,933	29,664
Total	$1,462,482	$1,168,709	$293,773

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

As of December 31, 2025, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$334,209	$208,422	$125,787
Customer relationships	791,793	617,048	174,745
Other purchased intangibles	332,818	295,172	37,646
Total	$1,458,820	$1,120,642	$338,178

Amortization expense, included in ‘Depreciation and amortization’ in our Condensed Consolidated Statements of Operations, was approximately $25.8 million and $29.8 million for the three months ended June 30, 2026 and 2025, respectively, and $49.4 million and $57.5 million for the six months ended June 30, 2026 and 2025, respectively.

8.    Debt
Long-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	149,109	149,109
3.625% Convertible Notes	263,147	263,147
Total Notes	$872,294	872,294
Credit Agreement	—	—
Less: Unamortized discount	(3,564)	(4,283)
Deferred issuance costs (1)	(1,090)	(1,511)
Total long-term debt	867,640	866,500
Less: current portion	(148,937)	(148,685)
Total long-term debt, less current portion	$718,703	$717,815

(1)Includes $0.5 million and $0.6 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of June 30, 2026 and December 31, 2025, respectively, $0.2 million and $0.4 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of June 30, 2026 and December 31, 2025, respectively, and $0.4 million and $0.5 million of carrying amount of deferred issuance costs on the 3.625% Convertible Notes as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, $149.1 million of principal of the 1.75% Convertible Notes will mature in 2026, $263.1 million of principal of the 3.625% Convertible Notes will mature in 2028, and $460.0 million of principal of the 4.625% Senior Notes will mature in 2030.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of June 30, 2026.
Cumulatively as of June 30, 2026, the Company has repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes. There were no repurchases of 4.625% Senior Notes during the six months ended June 30, 2026 and June 30, 2025.
1.75% Convertible Notes
On November 15, 2019, the Company issued $550.0 million aggregate principal amount of 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”). The Company received proceeds of $537.1 million in cash, net of purchasers’ discounts and commissions and other debt issuance costs. A portion of the net proceeds was used to pay off all amounts outstanding under the then-existing Credit Facility. The 1.75% Convertible Notes bear interest at a rate of 1.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The 1.75% Convertible Notes will mature on November 1, 2026, unless earlier converted or repurchased. Under certain conditions set forth in the indenture, the 1.75% Convertible Notes bear additional interest of 0.50% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021.
On July 16, 2024, the Company exchanged approximately $400.9 million in aggregate principal amount of its 1.75% Convertible Notes as part of the Exchange Transaction, as defined below. As of June 30, 2026, the remaining principal amount of the 1.75% Convertible Notes was $149.1 million.
Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The 1.75% Convertible Notes can be settled in cash, the Company’s common stock, or a combination of cash and the Company’s common stock, at $0.01 par value per share, at the Company’s election. The Company will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of June 30, 2026 and December 31, 2025, the market trigger conditions did not meet the conversion requirements of the 1.75% Convertible Notes. As of June 30, 2026 and December 31, 2025, the 1.75% Convertible Notes are classified as short-term debt on our Condensed Consolidated Balance Sheets as a result of their nearing maturity.
As of June 30, 2026, the conversion rate is 9.3783 shares of the Company’s common stock for each $1,000 principal amount of 1.75% Convertible Notes (or 1,398,391 shares in the aggregate), which represents a conversion price of

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
approximately $106.63 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note indenture), in certain circumstances, the Company will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event.
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
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$653	$652	$1,305	$1,305
Amortization of discount and deferred issuance costs	128	124	253	248
Total interest expense related to 1.75% Convertible Notes	$781	$776	$1,558	$1,553
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
Holders may surrender their 3.625% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2027 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 3.625% Convertible Notes on each such applicable trading day; (ii) during the 5 business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 3.625% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after December 1, 2027, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, at an initial conversion rate of 10 shares of the Company’s common stock per $1,000 principal amount of 3.625% Convertible Notes. The Company will settle conversions of the 3.625% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of June 30, 2026 and December 31, 2025, the market trigger conditions did not meet the conversion requirements of the 3.625% Convertible Notes and, accordingly, the 3.625% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of June 30, 2026, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event.
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
The following table provides the components of interest expense related to the 3.625% Convertible Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Coupon interest expense	$2,385	$2,385	$4,770	$4,770
Amortization of discount and debt issuance costs	332	319	662	636
Total interest expense related to 3.625% Convertible Notes	$2,717	$2,704	$5,432	$5,406
Credit Agreement
On April 7, 2021, the Company entered into a $100.0 million Credit Agreement (the “Credit Agreement”). Subject to certain conditions and approvals, the Company had the right, from time to time, to request increases in the commitments under the Credit Agreement in an aggregate amount up to $250.0 million, for a total aggregate commitment of up to $350.0 million. On June 18, 2024, the Company entered into a New Lender Joinder Agreement and Eighth Amendment (the “Joinder and Amendment”) to the Credit Agreement. The Joinder and Amendment provides for, among other things, (i) an increase in the Aggregate Revolving Loan Commitment by an aggregate principal amount of $250.0 million for a total of $350.0 million, (ii) an extension of the scheduled maturity date from April 7, 2026 to the earlier of (x) June 18, 2027 or (y) under certain limited circumstances that did not occur, August 2, 2026, (iii) a “credit spread adjustment” for SOFR-based borrowings of 0.10% across all interest periods, (iv) the inclusion of limited conditionality borrowing mechanics with respect to certain borrowings and (v) certain other related amendments.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, availability under the Credit Agreement was $348.9 million and $348.8 million, respectively, net of letters of credit.

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
Litigation
From time to time, the Company and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against the Company and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. The matters listed below include any matters in which the Company has an indemnification obligation to a party to the litigation. The Company does not believe, based on current knowledge, that any legal proceedings or claims pending against us, including any set forth below, after giving effect to any existing accrued liabilities, are likely to have a material adverse effect on the Company’s overall consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows in a particular period.
On June 13, 2025, a putative class action captioned John Milito v. Ookla, LLC, et al., 25-2-17772-6 SEA, was filed against certain former subsidiaries of the Company in the Superior Court of the State of Washington, King County, alleging that subsidiaries of the Company posted certain job openings without disclosing either wage scales or salary ranges in violation of Washington law and seeking statutory damages, interest, attorney’s fees, expenses, and costs of suit, as well as injunctive and other relief. On July 23, 2026, the Court entered an order granting a stipulation to stay the case pending a ruling from the Court of Appeals of the State of Washington, in John Milito v. TikTok Inc., et al., Case No. 89079-4-I.
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
The Company established reserves for these matters of $18.4 million and $21.6 million as of June 30, 2026 and December 31, 2025, respectively, which are included in ‘Accounts payable and accrued expenses’ and ‘Other noncurrent liabilities’ on the Condensed Consolidated Balance Sheets. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact on our financial results. However, as of June 30, 2026, any potential range of loss was not estimable.

10.Income Taxes
The Company’s continuing operations tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate from continuing operations was (1.8)% and (0.8)% for the three months ended June 30, 2026 and 2025, respectively, and (6.6)% and 22.3% for the six months ended June 30, 2026 and 2025, respectively.
The Company’s continuing operations effective tax rate for the three and six months ended June 30, 2026 was disproportionately impacted by a goodwill impairment of $54.8 million, for which no corresponding tax benefit was recorded since it entirely related to the excess financial statement goodwill with no tax basis. The effective tax rate was further impacted by discrete tax expenses of 1) $1.4 million related to the vesting and cancellations of share-based compensation resulting in a tax shortfall and 2) $1.3 million related to remeasuring our deferred taxes due to a change in our expected state tax rates.
The Company’s effective tax rate for the three and six months ended June 30, 2025 was impacted by the change to its valuation allowance related to U.S. capital loss carryforwards. During the three months ended June 30, 2025, the Company reversed a portion of its valuation allowance against its U.S. capital loss carryforwards which resulted in a discrete tax benefit of $3.2 million. The decrease in the effective tax rate was partially offset by a discrete tax expense of $1.9 million for the six months ended June 30, 2025 related to the vesting of share-based compensation resulting in a tax shortfall.
As of June 30, 2026 and December 31, 2025, the Company had $6.5 million and $9.1 million, respectively, for uncertain income tax positions from continuing operations in ‘Other current liabilities’ on the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the Company had $19.6 million and $19.7 million, respectively, for uncertain income tax positions from continuing operations in ‘Other noncurrent liabilities’ on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits associated with uncertain tax positions are recognized in income tax expense in our Condensed Consolidated Statements of Operations.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheets. The Company’s continuing operations prepaid taxes were $0.4 million and $26.2 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s current income tax payable increased from $7.3 million as of December 31, 2025 to $185.6 million as of June 30, 2026 due to the taxes payable related to the gain on the sale of Connectivity.
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
Income Taxes Paid
Income taxes paid, net of refunds from continuing and discontinued operations during the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six months ended June 30,
	2026	2025
Income taxes paid, net of refunds	$10,700	$39,823

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
On February 22, 2026, the Board authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional ten million shares of the Company’s common stock and (ii) an extension of the expiration date of the share repurchase program from August 2, 2029 to February 22, 2036 (“Amended Stock Repurchase Program”). As a result of the Amended Stock Repurchase Program, the aggregate number of shares of the Company’s common stock under the 2020 Program increased from up to 15 million shares to up to 25 million shares of the Company’s common stock.
During the three and six months ended June 30, 2026, the Company repurchased 2,627,787 and 3,813,873 shares under the 2020 Program at an aggregate cost of approximately $121.8 million and $168.6 million (including excise tax). Cumulatively as of June 30, 2026, 17,330,846 shares were repurchased under the 2020 Program, at an aggregate cost of $923.9 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for repurchase as of June 30, 2026 was 7,669,154 shares.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the vesting of restricted stock. During the three months ended June 30, 2026 and 2025, the Company purchased and retired 7,135 and 3,655 shares, respectively, at an aggregate cost of $0.3 million and $0.1 million, respectively, from plan participants for this purpose. During the six months ended June 30, 2026 and 2025, the Company purchased and retired 164,762 and 106,883 shares, respectively, at an aggregate cost of $7.0 million and $4.4 million respectively, from plan participants for this purpose.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
12.Share-Based Compensation
The Company’s share-based compensation plans include the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), the 2015 Stock Option Plan (the “2015 Plan”), and the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Collectively, the 2015 Plan and 2024 Plan are referred to herein as the “Plans.” As of June 30, 2026, 435,135 shares underlying options and 2,441,427 restricted stock units were outstanding under the Plans. As of June 30, 2026, there were 1,350,741 additional shares underlying options, shares of restricted stock, and other share-based awards available for grant under the 2024 Plan.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Direct costs	$81	$46	$133	$97
Sales and marketing	1,444	1,062	2,433	1,861
Research, development, and engineering	980	810	1,658	1,491
General, administrative, and other related costs (1)	9,015	8,930	15,844	16,481
Total share-based compensation expense	$11,520	$10,848	$20,068	$19,930

(1)Includes expense of $0.1 million and $0.2 million related to liability classified awards issued to non-employees of the Company for the three and six months ended June 30, 2026.
During the first quarter of 2026, the Company modified certain unvested equity awards in connection with the Securities Purchase Agreement between the Company and Accenture, which resulted in a change in classification from equity-classified to liability-classified. The modification and remeasurement of the liability-classified award resulted in $1.4 million and $3.0 million of incremental share-based compensation expense recorded within ‘Net income from discontinued operations, net of tax’ during the three and six months ended June 30, 2026, respectively. In addition, the modification resulted in a decrease in ‘Additional-paid-in-capital’ of $1.8 million on the Condensed Consolidated Financial Statements during the six months ended June 30, 2026 and a liability of $4.8 million is recorded as of June 30, 2026 within ‘Accounts payable and accrued expenses’ on the Condensed Consolidated Balance Sheets.
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units (“RSUs”) to its Board and senior staff pursuant to the Plans. Compensation expense resulting from restricted stock and restricted stock unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board, generally three or four years for senior staff (excluding market-based awards discussed below), and three to eight years for the Chief Executive Officer. The Company granted 970,961 and 730,803 RSUs (excluding market-based awards discussed below) during the six months ended June 30, 2026 and 2025, respectively.
The Company has awarded certain key employees equity classified market-based restricted stock (“PSAs”) and equity classified market-based restricted stock units (“PSUs”) pursuant to the Plans. PSAs and PSUs granted prior to 2024 have vesting conditions that are based on specific stock price targets of the Company’s common stock. PSUs granted in 2024 and thereafter vest in shares of the Company’s stock ranging from 0% to 200% of the award based on the Company’s attainment of a relative Total Shareholder Return (“TSR”) target compared to the TSR of all listed companies in a market index over the respective performance periods. The performance period for the PSUs granted in 2026 is three years. In each year, market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company and all listed companies in the market index achieving the relative TSR targets.
Share-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. The per share weighted average grant-date fair value of PSUs granted during 2026 and 2025 was $70.72 and $38.80, respectively.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The assumptions used in determining the weighted-average fair values of PSUs granted during the periods presented are as follows:

	Six months ended June 30,
	2026	2025
Underlying stock price at valuation date	$43.68	$38.19
Expected volatility	49.1%	34.5%
Risk-free interest rate	3.8%	3.9%

Restricted stock award (“RSA”) and PSA activity for the six months ended June 30, 2026 is set forth below:

	RSAs		PSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	27,197	$68.97	163,181	$36.27
Granted	—	$—	—	$—
Vested	(27,197)	$68.97	—	$—
Forfeited	—	$—	—	$—
Nonvested at June 30, 2026	—	$—	163,181	$36.27

RSU and PSU activity for the six months ended June 30, 2026 is set forth below:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	1,051,455	$47.32	1,015,094	$57.74
Granted	970,961	$40.84	195,849	$70.72
Vested	(427,381)	$49.92	—	$—
Forfeited	(186,659)	$42.91	(177,892)	$56.55
Outstanding at June 30, 2026	1,408,376	$42.64	1,033,051	$58.23

(1)Represents the number of shares at 100% achievement.
As of June 30, 2026, share-based compensation cost of $51.3 million is expected to be recognized over a weighted-average period of 2.2 years for RSUs, and share-based compensation cost of $26.6 million is expected to be recognized over a weighted-average period of 1.9 years for PSUs. Share-based compensation cost for RSAs and PSAs is fully recognized.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
13.Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three months ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net (loss) income from continuing operations	$(52,153)	$(52,153)	$14,308	$14,308
Net income from discontinued operations, net of tax	676,614	676,614	12,035	12,035
Net income	624,461	624,461	26,343	26,343
Plus: Convertible Notes interest expense (after tax)	—	—	—	—
Net income available to the Company’s common shareholders	$624,461	$624,461	$26,343	$26,343
Denominator:
Basic weighted-average outstanding shares of common stock	36,381,271	36,381,271	41,732,800	41,732,800
Dilutive effect of:
Equity incentive plans	—	—	—	17,314
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	36,381,271	36,381,271	41,732,800	41,750,114

Net (loss) income per share from continuing operations:	$(1.43)	$(1.43)	$0.34	$0.34
Net income per share from discontinued operations:	$18.60	$18.60	$0.29	$0.29
Net income per share:	$17.16	$17.16	$0.63	$0.63

	Six months ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net (loss) income from continuing operations	$(52,928)	$(52,928)	$24,120	$24,120
Net income from discontinued operations, net of tax	699,650	699,650	26,462	26,462
Net income	646,722	646,722	50,582	50,582
Less: Net income available to participating securities	—	—	—	—
Plus: Convertible Notes interest expense (after tax)	—	—	—	—
Net income available to the Company’s common shareholders	$646,722	$646,722	$50,582	$50,582
Denominator:
Basic weighted-average outstanding shares of common stock	36,985,872	36,985,872	42,143,165	42,143,165
Dilutive effect of:
Equity incentive plans	—	—	—	113,951
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	36,985,872	36,985,872	42,143,165	42,257,116

Net (loss) income per share from continuing operations:	$(1.43)	$(1.43)	$0.57	$0.57
Net income per share from discontinued operations:	$18.92	$18.92	$0.63	$0.63
Net income per share:	$17.49	$17.49	$1.20	$1.20

For the three months ended June 30, 2026 and 2025, there were 3,039,743 and 1,484,631 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the average stock

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
price during the 2026 and 2025 periods, respectively. For the six months ended June 30, 2026 and 2025, there were 3,039,743 and 851,748 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the average stock price during the 2026 and 2025 periods, respectively. For the three months ended June 30, 2026 and 2025, 4,029,861 and 4,029,861 shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation. For the six months ended June 30, 2026 and 2025, 4,029,861 and 4,029,861 shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation.

14.Segment Information
The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”). Following the classification of Connectivity as held-for-sale during the first quarter of 2026 and its subsequent disposition on June 17, 2026, as described in Note 5 - Divestitures, Connectivity is no longer a reportable segment. Accordingly, beginning in the first quarter of 2026, the Company has four operating segments, each of which constitutes a reportable segment: 1) Technology & Shopping, 2) Gaming & Entertainment, 3) Health & Wellness, and 4) Cybersecurity & Martech.
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
Information on reportable segments revenues is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue by reportable segment:
Technology & Shopping	$76,757	$80,776	$147,916	$162,466
Gaming & Entertainment	46,619	46,226	87,383	84,252
Health & Wellness	94,658	99,452	180,608	185,238
Cybersecurity & Martech	68,704	68,349	138,472	135,663
Total segment revenues	286,738	294,803	554,379	567,619
Corporate	—	—	—	—
Total revenues	$286,738	$294,803	$554,379	$567,619

The descriptions of significant reportable segment expenses shown in the following tables are as follows:
•Salaries, benefits, and other employee expenses include employee compensation expenses for salaries, bonuses, benefits, payroll taxes, commissions, share-based compensation, severance costs, and other related employee costs.
•Cloud computing, software, and other related expenses include costs associated with cloud computing, software purchases, web hosting, database hosting, and other computer related costs.
•Advertising and related marketing expenses include advertising relationships with an array of online service providers, marketing expenses, and other audience extension costs.
•Partner payments include expenses associated with revenue sharing arrangements, content fees, and royalties.
•Professional and other third-party services include expenses for outside providers including freelancers, consultants, legal costs, and other professional services.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Significant reportable segment expenses are set forth in the tables below (in thousands):

	Three months ended June 30, 2026
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$33,291		$10,971		$30,058		$19,293		$93,613
Cloud computing, software, and other related expenses	5,927		1,881		4,543		11,007		23,358
Advertising and marketing related expenses	10,566		5,958		11,047		4,374		31,945
Partner payments	1,403		7,713		11,237		6,158		26,511
Professional and other third-party services	3,988		2,522		2,582		4,937		14,029
Goodwill impairment	—		—		54,839		—		54,839
Depreciation and amortization	20,500		3,385		13,441		9,372		46,698
Other	4,388	(1)	5,172	(2)	9,202	(3)	185	(4)	18,947
Total segment operating costs and expenses	80,063		37,602		136,949		55,326		309,940
Corporate (5)									21,521
Total operating costs and expenses									$331,461

	Three months ended June 30, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$35,627		$11,360		$30,308		$17,532		$94,827
Cloud computing, software, and other related expenses	6,793		1,931		4,328		10,021		23,073
Advertising and marketing related expenses	12,445		5,241		10,890		4,619		33,195
Partner payments	568		7,326		12,005		5,782		25,681
Professional and other third-party services	6,199		1,729		3,220		4,742		15,890
Depreciation and amortization	23,049		3,054		14,371		9,821		50,295
Other	4,039	(1)	4,330	(2)	8,312	(3)	3,597	(4)	20,278
Total segment operating costs and expenses	88,720		34,971		83,434		56,114		263,239
Corporate (5) (6)									17,794
Total operating costs and expenses									$281,033

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

	Six months ended June 30, 2026
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$65,289		$22,354		$60,024		$37,380		$185,047
Cloud computing, software, and other related expenses	11,418		4,105		9,094		22,006		46,623
Advertising and marketing related expenses	20,418		8,069		21,503		8,687		58,677
Partner payments	3,173		15,423		20,892		12,458		51,946
Professional and other third-party services	7,495		4,496		4,526		9,139		25,656
Goodwill impairment	—		—		54,839		—		54,839
Depreciation and amortization	41,137		6,553		27,286		16,448		91,424
Other	8,750	(1)	9,482	(2)	16,111	(3)	5,279	(4)	39,622
Total segment operating costs and expenses	157,680		70,482		214,275		111,397		553,834
Corporate (5)									42,336
Total operating costs and expenses									$596,170

	Six months ended June 30, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$69,576		$21,974		$55,949		$34,748		$182,247
Cloud computing, software, and other related expenses	13,596		3,968		8,340		20,206		46,110
Advertising and marketing related expenses	24,753		7,309		19,909		9,392		61,363
Partner payments	1,512		14,065		21,884		11,507		48,968
Professional and other third-party services	11,897		2,818		5,294		9,230		29,239
Depreciation and amortization	45,454		5,672		27,299		20,208		98,633
Other	7,585	(1)	8,417	(2)	13,583	(3)	6,814	(4)	36,399
Total segment operating costs and expenses	174,373		64,223		152,258		112,105		502,959
Corporate (5) (6)									36,421
Total operating costs and expenses									$539,380

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
(4)Other Cybersecurity & Martech operating costs and expenses consist primarily of credit card processing fees, telecommunication backbone costs, travel and entertainment costs, campaign fulfillment costs, office expenses, bad debt expense, contingent consideration changes, and certain allocated overhead expenses.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(5)Corporate includes costs associated with general, administrative, and other expenses (including some depreciation and amortization) that are managed on a global basis and that are not directly attributed to any particular segment.
(6)Includes certain allocated overhead expenses and acquisition-related costs previously reported in the Connectivity reportable segment.

Information on operating income is set forth in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating (loss) income by reportable segment:
Technology & Shopping	$(3,306)	$(7,944)	$(9,764)	$(11,907)
Gaming & Entertainment	9,017	11,255	16,901	20,029
Health & Wellness	(42,291)	16,018	(33,667)	32,980
Cybersecurity & Martech	13,378	12,235	27,075	23,558
Total segment operating (loss) income	(23,202)	31,564	545	64,660
Corporate	(21,521)	(17,794)	(42,336)	(36,421)
Operating (loss) income	$(44,723)	$13,770	$(41,791)	$28,239

Information on capital expenditures is set forth in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Capital expenditures:
Technology & Shopping	$5,642	$3,994	$10,178	$7,600
Gaming & Entertainment	1,839	2,667	5,228	4,404
Health & Wellness	10,471	10,347	21,413	19,723
Cybersecurity & Martech	6,977	5,735	14,087	11,220
Total from reportable segments	24,929	22,743	50,906	42,947
Corporate	2,627	248	2,822	428
Total capital expenditures	$27,556	$22,991	$53,728	$43,375
15.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Six months ended June 30,
	2026	2025
Non-cash investing activity:
Right-of-use assets acquired in exchange for operating lease obligations	$5,791	$—
Sale of equity investments for common stock	$—	$4,448
Non-cash financing activity:
Excise tax on share repurchases	$1,669	$431

Supplemental data (in thousands):

	Six months ended June 30,
	2026	2025
Interest paid	$16,713	$17,905

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
16.Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2026 (in thousands):

Foreign Currency Translation
Balance as of April 1, 2026	$(65,384)
Other comprehensive loss, net of tax	(435)
Sale of Connectivity	(1,227)
Balance as of June 30, 2026	$(67,046)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2026 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2026	$(57,074)
Other comprehensive loss, net of tax	(8,745)
Sale of Connectivity	(1,227)
Balance as of June 30, 2026	$(67,046)
There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2026.

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
Overview
Ziff Davis, Inc. was incorporated in 2014 as a Delaware corporation through the creation of a holding company structure. Ziff Davis, Inc., together with its subsidiaries (“Ziff Davis”, “the Company”, “our”, “us” or “we”), is a vertically focused digital media and internet company whose portfolio includes leading brands in technology, shopping, gaming and entertainment, health and wellness, cybersecurity, and martech. Our business specializes in the technology, shopping, gaming and entertainment, and healthcare markets, offering content, tools, and services to consumers and businesses and provides internet-delivered cloud-based services to consumers and businesses including cybersecurity, privacy, and marketing technology.
On June 17, 2026, the Company completed the sale of its Connectivity business (“Connectivity”) to Accenture Inc. for an aggregate purchase price of $1.2 billion in cash, subject to certain customary adjustments set forth in the purchase agreement. During the first quarter of 2026, the Company determined that the Sale met the held-for-sale and discontinued operations accounting criteria. The assets and liabilities of Connectivity have been classified as discontinued operations for all periods presented in accordance with ASC 205-20, Discontinued Operations as the disposition constitutes a strategic shift that will have a major effect on the Company’s operations and financial results. Furthermore, upon reclassification of Connectivity as discontinued operations, the Company determined that Connectivity is no longer a reportable segment. Refer to Note 5 - Divestitures in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
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

Subscription and Licensing - We provide cloud-based subscription services and generate “fixed” subscription revenues for customer subscriptions and, to a lesser extent, “variable” usage revenues generated from actual usage by our subscribers. We offer subscription and licensing services to businesses, including subscription packages to consumers through the Lose It! weight loss app and through Humble Bundle’s digital subscriptions and storefront for video games, ebooks, and software. We also generate revenue from the sale of perpetual software licenses, related software support, and maintenance used in conjunction with software and other related services. We license our proprietary technology, and intellectual property to third parties for various purposes.
Other - Other revenues primarily include those from online courses and revenues from a customer acquisition platform for subscription services companies.
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Technology & Shopping
Advertising and performance marketing	$73,098	$78,798	$141,461	$158,274
Subscription and licensing	3,593	2,626	6,389	4,804
Other	66	(648)	66	(612)
Total Technology & Shopping revenues	$76,757	$80,776	$147,916	$162,466

Gaming & Entertainment
Advertising and performance marketing	$29,167	$32,251	$54,823	$56,622
Subscription and licensing	16,265	13,965	31,373	27,611
Other	1,187	10	1,187	19
Total Gaming & Entertainment revenues	$46,619	$46,226	$87,383	$84,252

Health & Wellness
Advertising and performance marketing	$79,791	$82,537	$149,720	$151,462
Subscription and licensing	12,802	13,687	26,010	26,815
Other	2,065	3,228	4,878	6,961
Total Health & Wellness revenues	$94,658	$99,452	$180,608	$185,238

Cybersecurity & Martech
Subscription and licensing	$65,739	$68,349	$132,768	$135,663
Other	2,965	—	5,704	—
Total Cybersecurity & Martech revenues	$68,704	$68,349	$138,472	$135,663

Total Revenues	$286,738	$294,803	$554,379	$567,619
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
The following table sets forth certain key operating metrics for the advertising and performance marketing revenues based on the reportable segment for the three months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026	2025
Technology & Shopping
Net advertising and performance marketing revenue retention (1)	90.0%	95.0%
Customers (2)	626	619
Quarterly revenue per customer (3)	$113,267	$127,299

Gaming & Entertainment
Net advertising and performance marketing revenue retention (1)	81.6%	93.7%
Customers (2)	486	431
Quarterly revenue per customer (3)	$60,015	$74,830

Health & Wellness
Net advertising and performance marketing revenue retention (1)	99.8%	97.4%
Customers (2)	797	866
Quarterly revenue per customer (3)	$99,046	$94,718

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
(2)    Excludes customers that generated less than $2,500 in the quarter and those of certain newly acquired businesses.
(3)    Represents total gross quarterly advertising and performance marketing revenues divided by customers as defined in footnote (2).

Subscription and Licensing - For our subscription and licensing revenues, management has identified the number of customers and average quarterly revenue per customer as relevant to investors’ and others’ assessment of our financial condition and results of operations. We believe that the number of customers that we serve is an indicator of our customer retention and growth. We believe the average quarterly revenue per customer provides insights that contribute to certain of our business planning decisions. Due to the nature of certain of the Company’s services, changes in our customer base are expected and do not have significant financial implications for the Company as the Company generally does not have significant upfront customer acquisition costs for these customers.

The following table sets forth certain key operating metrics for subscription and licensing revenues based on the reportable segment for the three months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026	2025
Gaming & Entertainment
Customers (1)(2)	526,000	527,000
Average quarterly revenue per customer (2)(3)	$30.94	$26.47

Health & Wellness
Customers (1)(2)	1,618,000	1,892,000
Average quarterly revenue per customer (2)(3)	$7.92	$7.17

Cybersecurity & Martech
Customers (1)(4)	1,219,000	1,232,000
Average quarterly revenue per customer (3)	$53.93	$55.48

(1)    Represents the quarterly average of the end of month customer counts (rounded).
(2)    The metric includes the sale of perpetual software licenses, when applicable, revenue for which is recorded at a point in time rather than over-time.
(3)    Represents quarterly gross subscription and licensing revenues divided by customers as defined in footnote (1).
(4)    Resellers within Cybersecurity & Martech segment are counted as one customer when there is not visibility into the number of underlying customers served by the reseller.

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026. During the six months ended June 30, 2026, there were no significant changes in our critical accounting policies and estimates. See Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company. As a result of certain developments in one reporting unit within the Health & Wellness reportable segment during the three and six months ended June 30, 2026, the Company performed a quantitative impairment test described further below.
Goodwill - The Company tests goodwill for impairment annually or more frequently if the Company believes indicators of impairment exist. The Company assessed current economic indicators, including changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit.
During the three and six months ended June 30, 2026, the Company performed a quantitative fair value test on one reporting unit within the Health & Wellness reportable segment, following a period of declining results and reductions in forecasted revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in the reporting unit during the second quarter of 2026. Based on the quantitative fair value test, the carrying value exceeded its fair value, and the Company recorded an impairment of approximately $54.8 million during the three and six months ended June 30, 2026. In addition, following impairment at one reporting unit within the Cybersecurity & Martech reportable segment during the year ended December 31, 2025, there was no excess of fair value over the carrying value at that reporting unit. Thus, any further decrease in estimated fair value at these reporting units greater than any decrease in the carrying value at these reporting units will result in an additional impairment charge to goodwill. Goodwill at these two reporting units was $196.3 million as of June 30, 2026. There were no other reporting units with less than 10% excess fair value over carrying value as of the most recent evaluation that may be at risk of impairment as of June 30, 2026. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

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
Long-lived assets - The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets, and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) ASC Topic 360, Property, Plant, and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. During the three and six months ended June 30, 2026, the Company assessed the recoverability of certain of its assets in its Health & Wellness reportable segment following reductions in forecasted revenue and EBITDA in one of its asset groups and recorded an impairment of its internal-use-software of approximately $1.8 million within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026. The fair value of the internal-use-software was estimated using the multi-period excess earnings method under the income approach, which utilizes assumptions including projected future revenue generated from the asset, projected expenses, and discount rate.
Results of Operations for the Three and Six Months Ended June 30, 2026
The main focus of our Technology & Shopping, Gaming & Entertainment, and Health & Wellness platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and applications and those included within our advertising networks, and improve the effectiveness of our content as well as our subscription services and licenses. The operating margin we realize on revenues generated from ads placed on our websites and applications is significantly higher than the operating margin we realize from revenues generated from those placed on third-party websites and applications. Growth in advertising revenues from our websites and applications has generally exceeded that from third-party websites and applications. This trend has generally had a positive impact on our operating margins.
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
We expect acquisitions to remain an important component of our strategy and use of capital across our Company; however, for a number of reasons, including macroeconomic conditions, in a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses with different business models may impact overall operating profit margins. From time to time, the Company may take steps to reduce investment in one or more of its business activities. In the past, we have divested certain businesses that we determined were no longer consistent with the Company’s focus or that no longer aligned with the current or expected business performance of the Company’s other businesses. The divestiture of the Connectivity business is intended to support our ongoing effort to maximize value for the Company’s shareholders.
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

Revenues

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
Revenues	$286,738	$294,803	(2.7)%	$554,379	$567,619	(2.3)%
Our revenues consist of revenues from (i) advertising and performance marketing revenues, which are earned from the delivery of advertising services, marketing, performance marketing, and production services, and (ii) subscription and licensing revenues, which are earned through the granting of access to, or delivery of, certain services to customers, usage-based fees, and by reselling various third-party solutions, primarily through the Company’s email security line of business. Subscription and licensing revenues primarily consist of revenues from “fixed” customer subscription and licensing revenues and “variable” revenues generated from actual usage of our services.
Our revenues decreased during the three months ended June 30, 2026 compared to the prior period primarily due to an $11.5 million decrease in advertising and performance marketing revenues. This decrease was driven primarily by a $5.7 million decrease in the Technology & Shopping reportable segment, a $3.1 million decrease in the Gaming & Entertainment reportable segment, and a $2.7 million decrease in the Health & Wellness reportable segment. Subscription and licensing revenues decreased $0.2 million. Other revenues increased $3.7 million compared to the prior year period due primarily to a $3.0 million increase in the Cybersecurity & Martech reportable segment. Included in revenue during the three months ended June 30, 2026 were $7.1 million of incremental revenues contributed by businesses acquired during the first half of 2026 and the full year 2025.
Our revenues decreased during the six months ended June 30, 2026 compared to the prior period primarily due to a $20.4 million decrease in advertising and performance marketing revenues. This decrease was driven primarily by a $16.8 million decrease in the Technology & Shopping reportable segment, a $1.8 million decrease in the Gaming & Entertainment reportable segment and a $1.7 million decrease in the Health & Wellness reportable segment. Subscription and licensing revenues increased $1.6 million compared to the prior year period due primarily to a $3.8 million increase in our Gaming & Entertainment reportable segment, partially offset by a $2.9 million decrease in our Cybersecurity & Martech reportable segment. Other revenues increased $5.5 million compared to the prior year period due primarily to a $5.7 million increase in our Cybersecurity & Martech reportable segment. Included in revenue during the six months ended June 30, 2026 was $18.2 million of incremental revenues contributed by businesses acquired during the first half of 2026 and the full year 2025.

Direct costs

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
Direct costs	$45,711	$40,663	12.4%	$90,028	$81,064	11.1%
As a percent of revenues	15.9%	13.8%		16.2%	14.3%
Direct costs represent the Company’s cost of revenues and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, and processing fees. The increase in direct costs for the three months ended June 30, 2026 compared to the prior period was primarily due to a $2.0 million increase in cloud computing, software, and other related expenses, a $1.0 million increase in campaign fulfillment costs related primarily to a business acquired in 2025, and a $0.7 million increase in salaries, benefits, and other employee expenses. The increase in direct costs for the six months ended June 30, 2026 compared to the prior period was primarily due to a $3.4 million increase in cloud computing, software, and other related expenses, a $2.1 million increase in campaign fulfillment costs related primarily to a business acquired in 2025, a $2.2 million increase in partner payments, and a $1.0 million increase in salaries, benefits, and other employee expenses.
Sales and Marketing

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
Sales and marketing	$122,172	$127,044	(3.8)%	$237,405	$239,455	(0.9)%
As a percent of revenues	42.6%	43.1%		42.8%	42.2%

Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The decrease in sales and marketing expenses during the three months ended June 30, 2026 compared to the prior period was primarily due to a $1.9 million decrease in professional and third-party services, a $1.4 million decrease in advertising and marketing related expenses, and a $0.9 million decrease in cloud computing, software, and other related expenses. The decrease in sales and marketing expenses for the six months ended June 30, 2026 compared to the prior period was primarily due to a $3.6 million decrease in professional and third-party services and a $2.7 million decrease in advertising and marketing related expenses, partially offset by a $4.4 million increase in salaries, benefits, and other employee expenses.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
Research, development, and engineering	$14,369	$14,197	1.2%	$28,006	$28,117	(0.4)%
As a percent of revenues	5.0%	4.8%		5.1%	5.0%
Research, development, and engineering costs consist primarily of salaries, benefits, and other employee expenses. The increase in research, development, and engineering costs for the three months ended June 30, 2026, compared to the prior period was primarily due to a $0.7 million increase in professional and other third-party services, partially offset by a $0.6 million decrease in salaries, benefits, and other employee expenses. Research, development, and engineering costs for the six months ended June 30, 2026 compared to the prior period remained consistent.
General, Administrative, and Other Related Costs

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
General, administrative, and other related costs	$47,496	$48,794	(2.7)%	$94,140	$91,957	2.4%
As a percent of revenues	16.6%	16.6%		17.0%	16.2%
General, administrative, and other related costs consist primarily of salaries, benefits, and other employee expenses including share-based compensation and severance, changes in the fair value associated with contingent consideration, bad debt expense, professional fees, and insurance costs. The decrease in general, administrative, and other related costs for the three months ended June 30, 2026 compared to the prior period was primarily due to a $4.2 million decline in indirect tax expense driven by a reduction in certain reserves due to the expiration of certain statutes of limitations and a $0.8 million decrease in salaries, benefits, and other employee expenses, partially offset by a $2.7 million increase in professional and other third-party services and a $1.8 million long-lived asset impairment. The increase in general, administrative, and other related costs for the six months ended June 30, 2026 compared to the prior period was primarily due to a $5.4 million increase in professional and other third-party services and a $1.8 million long-lived asset impairment, partially offset by the $4.2 million decline in indirect tax expense and a $1.5 million decrease in salaries, benefits, and other employee expenses.
Depreciation and Amortization

(in thousands, except percentages)	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
Depreciation and amortization	$46,874	$50,335	(6.9)%	$91,752	$98,787	(7.1)%
As a percent of revenues	16.3%	17.1%		16.6%	17.4%
Depreciation and amortization costs consist of depreciation related to property and equipment, including internally developed software, as well as amortization of intangible assets recorded in connection with business acquisitions, and other intangible assets of the Company. The decrease in depreciation and amortization for the three months ended June 30, 2026 compared to the prior period was primarily due to a $3.9 million decrease in amortization expense due to certain intangible assets being in run-off state and having a greater amortization expense earlier in life. The decrease in depreciation and amortization for the six months ended June 30, 2026 compared to the prior period was primarily due to an $8.1 million decrease in amortization expense due to certain intangible assets being in run-off state and having a greater amortization expense earlier in life.

Goodwill Impairment
Goodwill impairment was $54.8 million for the three and six months ended June 30, 2026 and related to a reporting unit within the Health & Wellness reportable segment. Goodwill impairment was zero for the three and six months ended June 30, 2025. Refer to Note 7 — Goodwill and Intangible Assets in Part I Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
Interest expense, net	$(5,770)	$(6,584)	(12.4)%	$(12,666)	$(12,778)	(0.9)%
Gain on investments, net	—	4,340	(100.0)%	—	4,340	(100.0)%
Other (loss) income, net	(586)	(2,402)	(75.6)%	102	(3,877)	(102.6)%
Total non-operating expense	$(6,356)	$(4,646)	36.8%	$(12,564)	$(12,315)	2.0%
Interest expense, net. Interest expense is generated primarily from interest due on outstanding debt, partially offset by interest income generated from interest earned on cash, cash equivalents, and investments. Interest expense, net decreased during the three months ended June 30, 2026 compared to the prior periods primarily due to higher interest income on investments as a result of an increase in cash equivalents as a result of the sale of Connectivity. Interest expense, net remained consistent during the six months ended June 30, 2026 compared to the prior period.
Gain (loss) on investments, net. Gain (loss) on investments, net is generated from realized and unrealized gains or losses from investments in equity and debt securities. Gain on investments, net recorded during the three and six months ended June 30, 2025 related to the disposition of the minority equity ownership interest in OpenEvidence (formerly known as Xyla).
Other income (loss), net. Other income (loss), net is generated primarily from miscellaneous items and gains or losses on foreign currency. The change in each period was primarily attributable to changes in gains or losses on foreign currency.
Income Taxes
The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing), and different tax rates in the various jurisdictions in which we operate. The tax basis of our tax assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.
Provision for income taxes from continuing operations amounted to income tax expense of $0.9 million and income tax benefit of $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and income tax expense of $3.6 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate was (1.8)% and (0.8)% for the three months ended June 30, 2026 and 2025, respectively, and (6.6)% and 22.3% for the six months ended June 30, 2026 and 2025, respectively.
The effective tax rate of (1.8)% during the three months ended June 30, 2026 and the effective tax rate of (0.8%) during the three months ended June 30, 2025 were both disproportionately impacted by the following factors:
1.The second quarter of 2026 rate was impacted by the goodwill impairment since the impairment related to excess financial statement goodwill with no tax basis and no corresponding tax benefit was recognized; and
2. The second quarter of 2025 rate was impacted by a discrete tax benefit from the release of the valuation allowance against our U.S. capital loss carryforwards which resulted in a reduction of the effective income tax rate in the period.
In addition, the effective tax rate decreased in the second quarter of 2026 due to a larger benefit in 2026, as compared with the prior period, as a result of an increase in our foreign-derived deduction-eligible income ("FDDEI”) deduction and simplified expense allocations due to changes under the OBBBA that were effective starting January 1, 2026.

The decrease in our effective income tax rate to (6.6)% for the six months ended June 30, 2026 compared to 22.3% in the prior period was primarily attributable to the following:
1. The goodwill impairment recognized for book purposes during 2026 with no similar event in 2025. Since the impairment related to excess financial statement goodwill with no tax basis, no corresponding tax benefit was recognized resulting in a disproportionate effective income tax rate in 2026;
2. A discrete tax charge of $1.3 million in 2026 from remeasuring our deferred taxes due to a change in our expected state tax rates; and
3. The absence of a discrete tax benefit that occurred in 2025 due to a release of the valuation allowance against our U.S. capital loss carryforwards which resulted in a discrete tax benefit of $3.2 million recognized during 2025 with no similar event in 2026.
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
Equity Method Investment
(Loss) income from equity method investment, net of tax was primarily from the investment in the OCV Fund I, LP (the “OCV Fund”) for which the Company receives annual audited financial statements. The investment in the OCV Fund is presented net of tax. The Company recognizes its share of net earnings or losses relating to the investment in the OCV Fund on a one-quarter lag due to the timing and availability of financial information from the OCV Fund. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.
Loss from equity method investment was $0.1 million, net of tax, for the three months ended June 30, 2026 compared to income from equity method investment of $5.1 million, net of tax, for the three months ended June 30, 2025. Income from equity method investment was $5.0 million, net of tax, for the six months ended June 30, 2026 compared to income from equity method investment of $11.7 million, net of tax, for the six months ended June 30, 2025. The decrease in income from equity method investment, net of tax during the three months ended June 30, 2026 compared to the prior period was primarily due to a decrease in the value of the underlying investments. The decrease in income from equity method investment, net of tax during the six months ended June 30, 2026 compared to the prior period was primarily due to a decrease in the value of the underlying investments.
Net (loss) income from continuing operations
Net loss from continuing operations was $52.2 million for the three months ended June 30, 2026 compared to net income from continuing operations of $14.3 million for the three months ended June 30, 2025. Net loss from continuing operations was $52.9 million for the six months ended June 30, 2026 compared to net income from continuing operations of $24.1 million for the six months ended June 30, 2025. The decrease in net income from continuing operations during the three and six months ended June 30, 2026 compared to the prior period was driven by the factors discussed above.
Net income from discontinued operations, net of tax
Net income from discontinued operations, net of tax was $676.6 million for the three months ended June 30, 2026 compared to net income from discontinued operations, net of tax of $12.0 million for the three months ended June 30, 2025. The increase in net income from discontinued operations was driven by the pre-tax gain on the sale of Connectivity of $860.6 million, partially offset by higher tax expense of $197.4 million due primarily to the tax impact of the gain on sale of $200.0 million recorded during the second quarter of 2026.
Net income from discontinued operations, net of tax was $699.7 million for the six months ended June 30, 2026 compared to net income from discontinued operations, net of tax of $26.5 million for the six months ended June 30, 2025. The increase in net income from discontinued operations, net of tax during the three months ended June 30, 2026 compared to the prior period was primarily due to the pre-tax gain on the sale of Connectivity of $860.6 million, partially offset by higher tax expense of $181.4 million. The higher tax expense was due to the $200.0 million tax impact of the gain on sale recorded during the second quarter of 2026, partially offset by an income tax benefit related primarily to deferred tax assets recorded during the first quarter of 2026 upon our classification of Connectivity as held-for-sale.
Net income
Net income was $624.5 million for the three months ended June 30, 2026 compared to net income of $26.3 million for the three months ended June 30, 2025. Net income was $646.7 million for the six months ended June 30, 2026 compared to net income of $50.6 million for the six months ended June 30, 2025. The increase in net income during the three and six months ended June 30, 2026 compared to the prior period was driven by the factors discussed above.
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
Technology & Shopping
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
Revenues	$76,757	$80,776	(5.0)%	$147,916	$162,466	(9.0)%
Operating costs and expenses	80,063	88,720	(9.8)%	157,680	174,373	(9.6)%
Operating loss	$(3,306)	$(7,944)	(58.4)%	$(9,764)	$(11,907)	(18.0)%
Technology & Shopping’s revenues of $76.8 million during the three months ended June 30, 2026 decreased $4.0 million compared to the prior period primarily due to a $5.7 million decrease in advertising and performance marketing revenues, primarily driven by $4.1 million and $3.4 million decreases in advertising and performance marketing revenues in our Technology businesses and our Shopping businesses, respectively, partially offset by a $1.0 million increase in subscription and licensing revenues and a $0.7 million increase in other revenues. The decline in revenues during the quarter was driven by traffic pressures impacting affiliate commerce and programmatic display advertising.
Technology & Shopping’s revenues of $147.9 million during the six months ended June 30, 2026 decreased $14.6 million compared to the prior period primarily due to a $16.8 million decrease in advertising and performance marketing revenues, primarily driven by $11.4 million and $7.2 million decreases in advertising and performance marketing revenues in our Technology businesses and our Shopping businesses, respectively, partially offset by a $1.6 million increase in subscription and licensing revenues and a $0.7 million increase in other revenues. The decline in revenues during the period was driven by traffic pressures impacting affiliate commerce and programmatic display advertising.
Technology & Shopping’s operating costs and expenses of $80.1 million during the three months ended June 30, 2026 decreased $8.7 million compared to the prior period primarily driven by a $2.5 million decrease in depreciation and amortization expenses, a $2.3 million decrease in salaries, benefits, and other employee expenses, a $2.2 million decrease in professional and other third-party services, and a $1.9 million decrease in advertising and performance marketing related expenses.
Technology & Shopping’s operating costs and expenses of $157.7 million during the six months ended June 30, 2026 decreased $16.7 million compared to the prior period primarily driven by a $4.4 million decrease in professional and other third-party services, a $4.3 million decrease in advertising and performance marketing related expenses, a $4.3 million decrease in depreciation and amortization expenses, and a $4.3 million decrease in salaries, benefits, and other employee expenses.
As a result of these factors, Technology & Shopping’s operating loss of $3.3 million during the three months ended June 30, 2026 decreased $4.6 million compared to the prior period. Technology & Shopping’s operating loss of $9.8 million during the six months ended June 30, 2026 decreased $2.1 million compared to the prior period.

Gaming & Entertainment
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
Revenues	$46,619	$46,226	0.9%	$87,383	$84,252	3.7%
Operating costs and expenses	37,602	34,971	7.5%	70,482	64,223	9.7%
Operating income	$9,017	$11,255	(19.9)%	$16,901	$20,029	(15.6)%
Gaming & Entertainment’s revenues of $46.6 million during the three months ended June 30, 2026 increased $0.4 million compared to the prior period primarily due to a $2.3 million increase in subscription and licensing revenues driven by our Humble Bundle business and a $1.2 million increase in other revenue, partially offset by a decrease of $3.1 million in advertising and performance marketing revenues.
Gaming & Entertainment’s revenues of $87.4 million during the six months ended June 30, 2026 increased $3.1 million compared to the prior period primarily due to a $3.8 million increase in subscription and licensing revenues driven by our Humble Bundle business and a $1.2 million increase in other revenue, partially offset by a decrease of $1.8 million in advertising and performance marketing revenues.
Gaming & Entertainment’s operating costs and expenses of $37.6 million during the three months ended June 30, 2026 increased $2.6 million compared to the prior period primarily due to a $0.8 million increase in professional and other third-party services and a $0.7 million increase in advertising and marketing related expenses.
Gaming & Entertainment’s operating costs and expenses of $70.5 million during the six months ended June 30, 2026 increased $6.3 million compared to the prior period primarily due to a $1.7 million increase in professional and other third-party services, a $1.4 million increase in partner payments, and a $0.8 million increase in advertising and marketing related expenses.
As a result of these factors, Gaming & Entertainment’s operating income of $9.0 million during the three months ended June 30, 2026 decreased $2.2 million compared to the prior period. Gaming & Entertainment’s operating income of $16.9 million during the six months ended June 30, 2026 decreased $3.1 million compared to the prior period.
Health & Wellness
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
Revenues	$94,658	$99,452	(4.8)%	$180,608	$185,238	(2.5)%
Operating costs and expenses	136,949	83,434	64.1%	214,275	152,258	40.7%
Operating (loss) income	$(42,291)	$16,018	(364.0)%	$(33,667)	$32,980	(202.1)%
Health & Wellness’s revenues of $94.7 million during the three months ended June 30, 2026 decreased $4.8 million compared to the prior period primarily due to a $2.7 million decrease in advertising and performance marketing revenues, primarily driven by a decrease in the Health & Wellness Professional lines of business. In addition, other revenues decreased by $1.2 million driven by lower online course revenue and a decrease in subscription and licensing revenues of $0.9 million.
Health & Wellness’s revenues of $180.6 million during the six months ended June 30, 2026 decreased $4.6 million compared to the prior period primarily due to a decline of $2.1 million in other revenue driven by lower online course revenue and a decrease of $1.7 million in advertising and performance marketing revenues and a decline of $0.8 million in subscription and licensing revenues.

Health & Wellness’s operating costs and expenses of $136.9 million during the three months ended June 30, 2026 increased $53.5 million compared to the prior period primarily due to a $54.8 million goodwill impairment.
Health & Wellness’s operating costs and expenses of $214.3 million during the six months ended June 30, 2026 increased $62.0 million compared to the prior period primarily due to a $54.8 million goodwill impairment and an increase of $4.1 million in salaries, benefits, and other employee expenses.
As a result of these factors, Health & Wellness had an operating loss of $42.3 million during the three months ended June 30, 2026 compared to operating income of $16.0 million in the prior period. Health & Wellness had an operating loss of $33.7 million during the six months ended June 30, 2026 compared to operating income of $33.0 million in the prior period.
Cybersecurity & Martech
The financial results are presented as follows (in thousands):

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
	2026	2025		2026	2025
Revenues	$68,704	$68,349	0.5%	$138,472	$135,663	2.1%
Operating costs and expenses	55,326	56,114	(1.4)%	111,397	112,105	(0.6)%
Operating income	$13,378	$12,235	9.3%	$27,075	$23,558	14.9%
Cybersecurity & Martech’s revenues of $68.7 million during the three months ended June 30, 2026 increased $0.4 million compared to the prior period primarily due to a $3.0 million increase in other revenues related to a business acquired in 2025 within the Company’s Martech business, partially offset by a $2.6 million decrease in subscription and licensing revenues.
Cybersecurity & Martech’s revenues of $138.5 million during the six months ended June 30, 2026 increased $2.8 million compared to the prior period primarily due to a $5.7 million increase in other revenues related to a business acquired in 2025 within the Company’s Martech business, partially offset by a $2.9 million decrease in subscription and licensing revenues.
Cybersecurity & Martech‘s operating costs and expenses of $55.3 million during the three months ended June 30, 2026 decreased $0.8 million due primarily to a decline in indirect tax expense of $4.3 million driven by a reduction in certain reserves due to the expiration of certain statutes of limitations, partially offset by a $1.8 million increase in salaries, benefits, and other employee expenses, and a $1.3 million increase in campaign fulfillment costs.
Cybersecurity & Martech‘s operating costs and expenses of $111.4 million during the six months ended June 30, 2026 decreased $0.7 million primarily due to a decline in indirect tax expense of $4.3 million driven by a reduction in certain reserves due to the expiration of certain statutes of limitations and a $3.8 million decrease in depreciation and amortization, partially offset by an increase of $2.8 million in campaign fulfillment costs, an increase of $2.6 million in salaries, benefits, and other employee expenses, and an increase of $1.8 million in cloud computing, software, and other related expenses.
As a result of these factors, Cybersecurity & Martech’s operating income of $13.4 million during the three months ended June 30, 2026 increased $1.1 million compared to the prior period. Cybersecurity & Martech’s operating income of $27.1 million during the six months ended June 30, 2026 increased $3.5 million compared to the prior period.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash and cash equivalents, cash flows from operations and debt financing. We continue to invest in the development and expansion of our operations using available cash flows from operations. Ongoing investments include, but are not limited to, improvements in our offerings, investments in new products and services, and acquisitions. We also use cash and cash equivalents and cash flows from operations to service our debt obligations, meet our tax obligations, including those associated with the gain on the sale of Connectivity, and repurchase our shares.

Cash and Cash Equivalents
As of June 30, 2026 and December 31, 2025, our cash and cash equivalents were $1,606.1 million and $573.8 million, respectively.
Cash and cash equivalents held within domestic and foreign jurisdictions were as follows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents held in domestic jurisdiction	$1,490,603	$481,021
Cash and cash equivalents held in foreign jurisdiction	115,509	92,756
Cash and cash equivalents	$1,606,112	$573,777
Financings
On June 18, 2024, the Company entered into a New Lender Joinder Agreement and Eighth Amendment (the “Joinder and Amendment”) to the Credit Agreement. The Joinder and Amendment provides for, among other things, (i) an increase in the Aggregate Revolving Loan Commitment by an aggregate principal amount of $250.0 million for a total of $350.0 million, (ii) an extension of the scheduled maturity date from April 7, 2026 to the earlier of (x) June 18, 2027 or (y) under certain limited circumstances that did not occur, August 2, 2026, (iii) a “credit spread adjustment” for SOFR-based borrowings of 0.10% across all interest periods, (iv) the inclusion of limited conditionality borrowing mechanics with respect to certain borrowings, and (v) certain other related amendments.
As of June 30, 2026 and December 31, 2025, availability under the Credit Agreement was $348.9 million and $348.8 million, respectively, net of letters of credit.
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
As of June 30, 2026, we and our subsidiaries had outstanding $872.3 million in aggregate principal amount of indebtedness. As of June 30, 2026, our total future minimum lease payments were $26.9 million of which approximately $7.1 million future minimum lease payments are due in the succeeding twelve months. As of June 30, 2026, our liability for uncertain tax positions was $19.6 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
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

Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities from continuing and discontinued operations (in thousands):

	Six months ended June 30,		Change
	2026	2025
Net cash provided by operating activities	$118,916	$77,687	$41,229
Net cash provided by (used in) investing activities	$1,057,716	$(71,600)	$1,129,316
Net cash used in financing activities	$(173,784)	$(66,888)	$(106,896)
Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $41.2 million increase in net cash provided by operating activities during the six months ended June 30, 2026 compared to the prior period was primarily related to increased collections from our customers. The increase in net cash provided by operating activities includes the activities of TDS Gift Cards, which had a negative impact of $78.1 million and $86.6 million during the first six months of 2026 and the first six months of 2025, respectively.
Investing Activities
The $1,129.3 million increase in net cash provided in investing activities during the six months ended June 30, 2026 compared to the prior period was primarily related to cash received at closing of the Connectivity sale of $1,134.1 million, net of cash divested.
Financing Activities
The $106.9 million increase in net cash used in financing activities during the six months ended June 30, 2026 compared to the prior period was primarily related to a larger amount of cash used for share repurchases.
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
On February 22, 2026, the Board of the Company authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional ten million shares of the Company’s common stock and (ii) an extension of the expiration date of the share repurchase program from August 2, 2029 to February 22, 2036 (“Amended Stock Repurchase Program”). As a result of the Amended Stock Repurchase Program, the aggregate number of shares of the Company’s common stock under the 2020 Program increased from up to 15 million shares to up to 25 million shares of the Company’s common stock.
A summary of share repurchases under the 2020 Program during the six months ended June 30, 2026 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of June 30, 2026
3,813,873	$168,617	7,669,154

(1)Includes the impact of excise taxes.
Cumulatively as of June 30, 2026, 17,330,846 shares have been repurchased under the 2020 Program, at an aggregate cost of $923.9 million (including excise tax). These shares were subsequently retired. Refer to Note 11 – Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2026, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of June 30, 2026 and December 31, 2025, we had $1,606.1 million and $573.8 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of June 30, 2026, the carrying value and the fair value of our fixed rate debt was $867.6 million and $844.3 million, respectively. Our fixed rate debt matures as follows: $149.1 million in 2026, $263.1 million in 2028, and $460.0 million in 2030. Interest rates have risen since certain of these sources of financing were obtained. Thus, we may not be able to refinance this fixed rate debt at similar or favorable rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during the six months ended June 30, 2026, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 6 — Fair Value Measurements and Note 8 — Debt to the Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Foreign Currency Risk
We conduct business in certain foreign markets, primarily in Canada, the United Kingdom, Australia, the European Union, Denmark, Sweden, and Norway. Our principal exposure to foreign currency risk relates to investment and intercompany debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, the British Pound Sterling, the Australian Dollar, the Euro,, the Danish Krone, the Swedish Krona, and the Norwegian Krone. If we are unable to settle our intercompany debts in a timely manner, we will remain exposed to foreign currency fluctuations.
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
During the three months ended June 30, 2026 and 2025, foreign exchange gains (losses) for continuing operations amounted to $(0.9) million and $2.4 million, respectively. During the six months ended June 30, 2026 and 2025, foreign exchange gains (losses) for continuing operations amounted to zero and $3.9 million, respectively.
Cumulative foreign translation adjustments included in Other comprehensive (loss) income, net of tax for the three months ended June 30, 2026 and 2025 were $(0.4) million and $18.8 million, respectively, and for the six months ended June 30, 2026 and 2025 were $(8.7) million and $30.2 million, respectively.
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
As of June 30, 2026, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.   OTHER INFORMATION

Item 1.Legal Proceedings
On April 24, 2025, the Company and certain of its subsidiaries filed a lawsuit against OpenAI, Inc. in the United States District Court for the District of Delaware, alleging copyright infringement, violations of the Digital Millennium Copyright Act and unjust enrichment as a result of OpenAI’s unlawful and unauthorized copying and use of the Company’s content. The Company is seeking monetary, injunctive and other relief. On May 14, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI in the Southern District of New York. Although we intend to pursue all of our legal remedies in the litigation, there is no guarantee that we will be successful.
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
See also our discussion under the caption “Litigation” in Note 9 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
There has not been a material change in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.
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

On February 22, 2026, the Board of the Company authorized (i) an increase in its 2020 Program pursuant to which the Company may purchase up to an additional ten million shares of the Company’s common stock and (ii) an extension of the expiration date of the share repurchase program from August 2, 2029 to February 22, 2036 (“Amended Stock Repurchase Program”). As a result of the Amended Stock Repurchase Program, the aggregate number of shares of the Company’s common stock under the 2020 Program increased from up to 15 million shares to up to 25 million shares of the Company’s common stock. See Note 11 — Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cumulatively as of June 30, 2026, 17,330,846 shares have been repurchased under the 2020 Program, at an aggregate cost of $923.9 million (including excise tax).
The following table details the repurchases that were made under the 2020 Program and those made outside the 2020 Program, on a trade date basis, during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (3)
April 1, 2026 - April 30, 2026	555,633	$45.36	555,633	9,741,308
May 1, 2026 - May 31, 2026	593,219	$42.59	593,219	9,148,089
June 1, 2026 - June 30, 2026	1,478,935	$47.41	1,478,935	7,669,154
Total	2,627,787		2,627,787	7,669,154

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

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.

Exhibit No.	Description
2.1
Securities Purchase Agreement, dated as of March 2, 2026, by and among Ziff Davis, Inc., Ziff Davis, LLC and Accenture Inc. (incorporated by reference to Exhibit 2.1 to Ziff Davis' Current Report on Form 8-K filed on March 4, 2026 (File No. 0-25965))

3.1
Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed on June 10, 2014. (File No. 0-25965))

3.2
Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed with the Commission on November 1, 2019 (File No. 0-25965))

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ziff Davis, Inc. dated as of October 6, 2021 (incorporated by reference to Exhibit 3.1 to Ziff Davis’ Current Report on Form 8-K filed on October 8, 2021. (File No. 0-25965))

3.4	Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Ziff Davis’ Annual Report on Form 10-K filed on February 26, 2024. (File No. 0-25965))
10.1
Consent Agreement, dated June 15, 2026, by and among the Company, JPMorgan Chase Bank, N.A., Citibank N.A. and U.S. Bank National Association. (incorporated by reference to Exhibit 10.1 to Ziff Davis’ Current Report on Form 8-K filed on June 17, 2026 (File No. 0-25965)).

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

ZIFF DAVIS, INC.
(registrant)

Date:	August 7, 2026	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2026	By:	/s/ LORI TANSLEY
Lori Tansley
Chief Accounting Officer
(Principal Accounting Officer)