Form 10-Q
period 2026-09-30
ZIFF DAVIS, INC.
filed 2026-11-06
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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

There were 33,102,280 shares outstanding of the Registrant’s common stock as of November 2, 2026.

ZIFF DAVIS, INC. AND SUBSIDIARIES
QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2026

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,407,680	$573,777
Accounts receivable, net of allowances of $5,662 and $8,141, respectively	400,424	623,441
Prepaid expenses and other current assets	60,364	81,964
Current assets - discontinued operations	—	91,217
Total current assets	1,868,468	1,370,399
Long-term investments	99,869	93,228
Property and equipment, net of accumulated depreciation of $419,157 and $382,187, respectively	164,433	162,130
Intangible assets, net	263,880	338,178
Goodwill	1,261,142	1,346,964
Deferred income taxes	5,456	5,107
Other assets	56,461	24,523
Noncurrent assets - discontinued operations	—	322,777
TOTAL ASSETS	$3,719,709	$3,663,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$388,496	$696,918
Income taxes payable, current	130,842	7,345
Deferred revenue, current	121,801	129,700
Current portion of long-term debt	149,065	148,685
Other current liabilities	5,364	16,089
Current liabilities - discontinued operations	—	76,216
Total current liabilities	795,568	1,074,953
Long-term debt	719,154	717,815
Deferred revenue, noncurrent	5,939	6,518
Liability for uncertain tax positions	19,112	19,733
Deferred income taxes	16,306	41,116
Other noncurrent liabilities	34,491	33,055
Noncurrent liabilities - discontinued operations	—	16,541
TOTAL LIABILITIES	1,590,570	1,909,731
Commitments and contingencies (Note 9)
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 33,102,280 and 38,376,859 shares at September 30, 2026 and December 31, 2025, respectively	331	384
Additional paid-in capital	427,502	472,723
Retained earnings	1,769,129	1,337,542
Accumulated other comprehensive loss	(67,823)	(57,074)
TOTAL STOCKHOLDERS’ EQUITY	2,129,139	1,753,575
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,719,709	$3,663,306

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenues	$289,326	$306,532	$843,705	$874,151
Operating costs and expenses:
Direct costs	43,640	44,009	133,668	125,073
Sales and marketing	126,149	122,308	363,554	361,763
Research, development, and engineering	13,629	13,319	41,635	41,436
General, administrative, and other related costs	64,286	47,703	158,426	139,660
Depreciation and amortization	45,682	50,203	137,434	148,990
Goodwill impairment	29,550	17,579	84,389	17,579
Total operating costs and expenses	322,936	295,121	919,106	834,501
Operating (loss) income	(33,610)	11,411	(75,401)	39,650
Interest income (expense), net	1,825	(6,541)	(10,841)	(19,319)
Gain on investments, net	—	678	—	5,018
Provision for credit losses on investments	—	(17,566)	—	(17,566)
Other (loss) income, net	(179)	4,060	(77)	183
(Loss) income from continuing operations before income tax benefit (expense) and (loss) income from equity method investment	(31,964)	(7,958)	(86,319)	7,966
Income tax benefit (expense)	3,335	(8,037)	(243)	(11,586)
(Loss) income from equity method investment, net of tax	(63)	38	4,942	11,783
Net (loss) income from continuing operations	(28,692)	(15,957)	$(81,620)	$8,163
Net income from discontinued operations, net of tax	—	12,359	699,650	38,821
Net (loss) income	$(28,692)	$(3,598)	$618,030	$46,984

Net (loss) income per common share from continuing operations:
Basic	$(0.85)	$(0.39)	$(2.27)	$0.20
Diluted	$(0.85)	$(0.39)	$(2.27)	$0.20
Net income per common share from discontinued operations:
Basic	$—	$0.30	$19.49	$0.93
Diluted	$—	$0.30	$19.49	$0.93
Net (loss) income per common share:
Basic	$(0.85)	$(0.09)	$17.22	$1.13
Diluted	$(0.85)	$(0.09)	$17.22	$1.13
Weighted average shares outstanding:
Basic	33,753,136	40,558,629	35,896,452	41,609,182
Diluted	33,753,136	40,558,629	35,896,452	41,710,958

 See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(28,692)	$(3,598)	$618,030	$46,984
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(777)	(4,405)	(9,522)	25,788
Change in fair value on available-for-sale investments, net of tax benefit of $884 and $697 for the three and nine months ended September 30, 2025, respectively.	—	(2,650)	—	(2,091)
Sale of Connectivity	—	—	(1,227)	—
Other comprehensive (loss) income, net of tax	(777)	(7,055)	(10,749)	23,697
Comprehensive (loss) income	$(29,469)	$(10,653)	$607,281	$70,681

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$618,030	$46,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,339	170,757
Non-cash operating lease costs	1,402	5,603
Share-based compensation	36,738	33,676
Provision for credit losses on accounts receivable	2,785	2,493
Provision for credit losses on investments	—	17,566
Deferred income taxes, net	(27,043)	1,167
Gain on sale of businesses	(860,597)	—
Long-lived asset impairment	16,561	1,064
Goodwill impairment	84,389	17,579
Changes in fair value of contingent consideration	124	(2,834)
Income from equity method investment, net of tax	(4,942)	(11,783)
Gain on investments, net	—	(5,018)
Other	1,645	1,339
Decrease (increase) in:
Accounts receivable	221,734	187,760
Prepaid expenses and other current assets	(3,575)	(10,325)
Other assets	2,112	14,658
Increase (decrease) in:
Accounts payable and accrued expenses	(172,412)	(240,398)
Deferred revenue	2,406	(4,708)
Other current liabilities	(19,879)	(9,594)
Net cash provided by operating activities	41,817	215,986
Cash flows from investing activities:
Purchases of property and equipment	(91,092)	(85,888)
Acquisitions, net of cash received	(8,030)	(67,086)
Distribution from equity method investment	—	10,756
Proceeds from sale of equity method investment	—	860
Proceeds from sale of equity investments	—	25,250
Proceeds from sale of businesses, net of cash divested	1,134,081	—
Other	(209)	(263)
Net cash provided by (used in) investing activities	1,034,750	(116,371)
Cash flows from financing activities:
Repurchase of common stock	(265,043)	(113,221)
Issuance of common stock under employee stock purchase plan	3,477	3,751
Deferred payments for acquisitions	(8,121)	(213)
Other	(3,059)	(1,783)
Net cash used in financing activities	(272,746)	(111,466)
Effect of exchange rate changes on cash and cash equivalents	(3,152)	9,339
Net change in cash and cash equivalents	800,669	(2,512)
Cash and cash equivalents at beginning of period	607,011	505,880
Cash and cash equivalents at beginning of period associated with discontinued operations	33,234	18,380
Cash and cash equivalents at beginning of period associated with continuing operations	573,777	487,500
Cash and cash equivalents at end of period	1,407,680	503,368
Cash and cash equivalents at end of period associated with discontinued operations	—	17,304
Cash and cash equivalents at end of period associated with continuing operations	$1,407,680	$486,064

See Notes to Condensed Consolidated Financial Statements (Unaudited)

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Three months ended September 30, 2026
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, July 1, 2026	34,962,853	$350	$436,450	$1,867,704	$(67,046)	$2,237,458
Net loss	—	—	—	(28,692)	—	(28,692)
Other comprehensive loss, net of tax of zero	—	—	—	—	(777)	(777)
Forfeitures of restricted stock, net	(159,706)	(2)	(76)	(26)	—	(104)
Repurchase and retirement of common stock	(1,700,867)	(17)	(21,622)	(70,248)	—	(91,887)
Share-based compensation	—	—	12,757	—	—	12,757
Other, net	—	—	(7)	391	—	384
Balance, September 30, 2026	33,102,280	$331	$427,502	$1,769,129	$(67,823)	$2,129,139

	Three months ended September 30, 2025
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, July 1, 2025	41,168,057	$412	$484,498	$1,409,468	$(51,719)	$1,842,659
Net loss	—	—	—	(3,598)	—	(3,598)
Other comprehensive loss, net of tax benefit of $884	—	—	—	—	(7,055)	(7,055)
Issuance of restricted stock, net	1,710	—	(62)	33	—	(29)
Repurchase and retirement of common stock	(1,176,559)	(12)	(13,874)	(30,996)	—	(44,882)
Share-based compensation	—	—	12,111	—	—	12,111
Other, net	—	—	(6)	(291)	—	(297)
Balance, September 30, 2025	39,993,208	$400	$482,667	$1,374,616	$(58,774)	$1,798,909

ZIFF DAVIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Nine months ended September 30, 2026
	Common stock		Additional paid-in	Retained	Accumulated other	Total Stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance, January 1, 2026	38,376,859	$384	$472,723	$1,337,542	$(57,074)	$1,753,575
Net income	—	—	—	618,030	—	618,030
Other comprehensive loss, net of tax of zero	—	—	—	—	(9,522)	(9,522)
Issuance of restricted stock, net	102,943	1	(11,457)	4,340	—	(7,116)
Issuance of shares under employee stock purchase plan	137,218	1	3,476	—	—	3,477
Repurchase and retirement of common stock	(5,514,740)	(55)	(68,640)	(191,809)	—	(260,504)
Share-based compensation	—	—	33,536	—	—	33,536
Sale of Connectivity	—	—	—	—	(1,227)	(1,227)
Other, net (1)	—	—	(2,136)	1,026	—	(1,110)
Balance, September 30, 2026	33,102,280	$331	$427,502	$1,769,129	$(67,823)	$2,129,139

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
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. For the nine months ended September 30, 2026, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended December 31, 2025.
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Settlement receivables, net	$154,012	$313,413
Trade receivables, net	224,945	303,375
Escrow receivable	12,000	—
Other receivables	9,467	6,653
Accounts receivable, net	$400,424	$623,441
Settlement receivables, net represent amounts due from third parties that are collected by the Company and passed through to our customers, net of a fee earned by the Company, related to services provided in the facilitation of gift card processing and program management.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Settlement payables, net	$199,592	$469,134
Accounts payable	120,671	144,679
Accrued employee related costs	21,550	31,279
Other accrued liabilities	46,683	51,826
Accounts payable and accrued expenses	$388,496	$696,918
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
During the three months ended June 30, 2026, the Company assessed the recoverability of certain of its assets in its Health & Wellness reportable segment following reductions in forecasted revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in one of its asset groups and recorded an impairment of its internal-use-software of approximately $1.8 million within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations.
During the three months ended September 30, 2026, the Company assessed the recoverability of certain of its assets following reductions in forecasted revenue and EBITDA in two of its asset groups. The Company recorded an impairment of its internal-use-software of approximately $3.6 million, trade names of approximately $0.5 million, and customer relationships of approximately $2.3 million within its Technology & Shopping reportable segment and recorded an impairment of its internal-use-software of approximately $5.8 million and trade names of approximately $2.4 million within its Cybersecurity & Martech reportable segment within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations.
The fair value of the internal-use-software was estimated using the multi-period excess earnings method under the income approach or the relief from royalty rate method under the income approach. The fair value of the trade names was estimated using the relief from royalty method under the income approach. The fair value of the customer relationships was estimated using the multi-period excess earnings method under the income approach. The multi-period excess earnings method utilizes assumptions including projected future revenue generated from the asset, projected expenses, and discount rate. The relief from royalty rate method utilizes assumptions including linear attrition of existing technology, royalty rates, and present value factor.
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
In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update eliminates accounting considerations for software project development stages and replaces it with the requirement to commence software capitalization when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and will be used to perform its intended function. This update further provides guidance about “probable-to-complete” recognition threshold. Specifically, such threshold is not considered to be met when there is a significant uncertainty associated with the development activities of the software. This update is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adoption of this update on our consolidated financial statements.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Disaggregated Revenues
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026 (1)	2025 (1)	2026 (1)	2025 (1)
Technology & Shopping
Advertising and performance marketing	$78,233	$84,226	$219,694	$242,500
Subscription and licensing	3,732	2,777	10,121	7,581
Other	15	(1,814)	81	(2,426)
Total Technology & Shopping revenues	$81,980	$85,189	$229,896	$247,655

Gaming & Entertainment
Advertising and performance marketing	$30,729	$31,917	$85,552	$88,539
Subscription and licensing	15,772	15,657	47,145	43,268
Other	98	4	1,285	23
Total Gaming & Entertainment revenues	$46,599	$47,578	$133,982	$131,830

Health & Wellness
Advertising and performance marketing	$77,319	$85,587	$227,039	$237,049
Subscription and licensing	13,525	13,679	39,535	40,494
Other	1,701	3,040	6,579	10,001
Total Health & Wellness revenues	$92,545	$102,306	$273,153	$287,544

Cybersecurity & Martech
Subscription and licensing	$65,450	$69,145	$198,218	$204,808
Other	2,752	2,314	8,456	2,314
Total Cybersecurity & Martech revenues	$68,202	$71,459	$206,674	$207,122

Total Revenues	$289,326	$306,532	$843,705	$874,151

(1)Amounts presented are net of inter-segment revenues.
The Company recorded $22.3 million and $24.2 million of revenues for the three months ended September 30, 2026 and 2025, respectively, and $115.6 million and $122.1 million of revenues for the nine months ended September 30, 2026 and 2025, respectively, which was previously included in the deferred revenues balance as of the beginning of each respective year.
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
Transaction Price Allocation to Future Performance Obligations
As of September 30, 2026, the aggregate amount of transaction price that is allocated to future performance obligations was approximately $21.9 million and is expected to be recognized as follows: 24% by December 31, 2026, 54% by December 31, 2027, and 22% thereafter. The amount disclosed does not include revenues related to performance obligations that are part of contracts with original expected durations of twelve months or less or portions of the contracts that remain subject to cancellations. Further, the disclosure does not include contracts for which the transaction price is a variable consideration that corresponds directly with the Company’s performance.

3.Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.
2026 Acquisitions
The Company completed two immaterial acquisitions during the nine months ended September 30, 2026, paying the purchase price in cash in each transaction. Total consideration for all businesses acquired in 2026 was $8.4 million.
Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2026 was $3.2 million, of which $3.2 million is expected to be deductible for income tax purposes. Approximately $5.6 million of definite-lived intangibles were recorded in connection with the acquisitions during the nine months ended September 30, 2026, including $3.1 million of Customer relationships, net, $1.4 million of Trade names and trademarks, net, and $1.1 million of Other purchased intangibles, net. The initial accounting for 2026 acquisitions is incomplete due to the timing of available information and is subject to change. As of September 30, 2026, the Company has recorded provisional amounts for certain intangible assets (including customer relationships, trade names, and other purchased intangibles), preliminary acquisition date working capital, and related tax items.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
2025 Acquisitions
The Company completed six immaterial acquisitions during the year ended December 31, 2025, paying the purchase price in cash for each transaction. These acquisitions were comprised of five acquisitions that were accounted for as business combinations and one accounted for as an asset acquisition. Total consideration for these acquisitions was $81.3 million, or $76.1 million, net of cash acquired.
The accompanying Condensed Consolidated Statements of Operations reflect the results of operations of the 2026 and 2025 acquisitions since the date of each respective acquisition.
4.Investments
Investments consist of equity and debt securities.
Investment in corporate debt security
On April 12, 2022, the Company entered into an agreement with an entity to acquire 4% convertible notes with an aggregate value of $15.0 million. On May 19, 2023, the Company entered into the Note Amendment Agreement (the “Amendment”) with the same entity. The Amendment increased the interest rate on the convertible notes to 6%, extended the maturity date, and subordinated all existing and future obligations, liabilities, and indebtedness of the entity to the entity’s senior creditor, as defined in the Amendment. The investment was initially measured at its transaction price and subsequently re-measured at fair value, with unrealized gains and losses reported as a component of other comprehensive income. In evaluating the available-for-sale debt security, the Company elected to exclude accrued interest receivable from the fair value and amortized cost basis. The amortized cost of the available-for-sale debt security excluded accrued interest receivable of zero, net of allowance for credit losses of $2.6 million, as of each September 30, 2026 and December 31, 2025, which is presented in 'Prepaid expenses and other current assets' in the Condensed Consolidated Balance Sheets.
During the year ended December 31, 2025, based on the latest available financial and certain other information related to the issuing entity, the Company determined that the fair value of its investment in this corporate debt security was below its amortized cost. Based on this information, the Company determined that a credit loss existed. As of each September 30, 2026 and December 31, 2025, the provision for credit losses on the total amount of accrued interest receivable and amortized cost of the available-for-sale debt security was $17.6 million. The Company does not intend to sell its available-for-sale corporate debt security. In addition, it is more likely than not that the Company will not be required to sell it before recovery of the amortized cost basis.
The available-for-sale debt security matured during the three months ended September 30, 2026 and the outstanding principal and accrued interest have not been paid to the Company.
As of September 30, 2026, the carrying value and the maximum exposure of the Company’s investment in the corporate debt security was approximately zero and $15.0 million, respectively. As of December 31, 2025, the carrying value and the maximum exposure of the Company’s investment in the corporate debt security was approximately zero and $15.0 million, with a contractual maturity date that was less than one year.
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
During the three months ended September 30, 2026 and 2025, the Company recognized (loss) income from the equity method investment, net of tax, of $(0.1) million and less than $0.1 million, net of tax, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized income from the equity method investment, net of taxes of $4.9 million and $11.8 million, respectively. The (loss) income in the periods presented was primarily the result of losses or gains in the underlying investments.
As of September 30, 2026, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $99.9 million. As of December 31, 2025, both the carrying value and the maximum exposure of the Company’s equity method investment was approximately $93.2 million. These equity securities are included within ‘Long-term investments’ in the Condensed Consolidated Balance Sheets.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

5.Divestitures
Discontinued Operations
During the first quarter of 2026, the Company entered into a definitive agreement to sell Connectivity to Accenture for an aggregate purchase price of $1.2 billion in cash, subject to certain customary adjustments set forth in the purchase agreement (the “Sale”). On June 17, 2026 (the “Closing Date”) the Company completed the Sale and recorded a pre-tax gain on sale, net of costs to sell, of approximately $0.0 million and $860.6 million, within ‘Net income from discontinued operations, net of tax’, during the three and nine months ended September 30, 2026. Total proceeds were approximately $1,216.1 million, consisting of approximately $1,179.1 million cash received at closing and $37.0 million held in escrow. The cash received at closing of $1,179.1 million, net of $45.0 million cash divested, was $1,134.1 million. Escrow is comprised of (a) $12.0 million for working capital adjustments to be settled within 120 days of the Closing Date and (b) $25.0 million for indemnifications to be paid upon the earlier of the settlement of indemnification matters or three years following the Closing Date. The escrow receivable for the working capital adjustments is included in ‘Accounts receivable, net’ in the Condensed Consolidated Balance Sheets and the escrow receivable for the indemnifications is included in ‘Other assets’ in the Condensed Consolidated Balance Sheets.
The Connectivity business included several data and services businesses that sit at the center of the broadband economy and are sources of information on internet connectivity and network performance and primarily generates revenues through the granting of access to, or delivery of, data products or services to customers and the sale of perpetual software licenses, related software support, and maintenance. The Sale is intended to support the Company’s ongoing efforts to maximize value for its shareholders. The Company plans to utilize the proceeds of the Sale for general corporate purposes and to fund its capital allocation activities, subject to the conditions of the Company’s outstanding debt securities.
The Company also entered into a transition services agreement (“TSA”) with Accenture to provide certain transition services in order to facilitate the transition. Under the terms of the transition services agreement, the Company will provide certain post-closing accounting, tax, treasury, technology, and human resource services on a transitional basis for up to twelve months from the Closing Date, with the ability to extend for two additional consecutive three-month periods. Under the terms of the TSA, certain employees associated with Connectivity will remain employees of Ziff Davis and work exclusively in support of Connectivity at Connectivity’s expense. The Company does not have any other significant involvement with Connectivity following the Closing Date.
As of September 30, 2026, the net amount due from Accenture under the TSA was $4.8 million and is included in ‘Accounts Receivable, net’ on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2026, total expenses recognized under the TSA offset respective billings and have no net effect on the Condensed Consolidated Statements of Operations.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The table below details the major classes of assets and liabilities classified as discontinued operations, which are summarized separately in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$—	$33,234
Accounts receivable, net of allowances	—	43,775
Prepaid expenses and other current assets	—	14,208
Total current assets	—	91,217

Property and equipment, net	—	51,049
Intangible assets, net	—	6,034
Goodwill	—	260,573
Deferred income taxes, noncurrent	—	179
Other assets	—	4,942
Total assets	$—	$413,994

Accounts payable and accrued expenses	$—	$12,516
Income taxes payable, current	—	2,164
Deferred revenue, current	—	60,292
Other current liabilities	—	1,244
Total current liabilities	—	76,216

Deferred revenue, noncurrent	—	12,430
Deferred income taxes, noncurrent	—	296
Other noncurrent liabilities	—	3,815
Total liabilities	$—	$92,757

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The table below details the major classes of line items constituting net income from discontinued operations, net of income taxes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenues	$—	$57,179	$110,432	$170,405
Operating costs and expenses:
Direct costs	—	9,143	16,932	24,261
Sales and marketing	—	15,527	28,528	45,350
Research, development, and engineering	—	2,083	4,481	6,320
General, administrative, and other related costs	—	6,293	26,932	15,316
Depreciation and amortization	—	7,116	4,905	21,767
Total operating costs and expenses	—	40,162	81,778	113,014
Operating income	—	17,017	28,654	57,391
Interest income, net	—	45	117	169
Gain on sale of business	—	—	860,597	—
Other income (loss), net	—	38	999	(4,674)
Income from discontinued operations before income taxes	—	17,100	890,367	52,886
Income tax expense	—	(4,741)	(190,717)	(14,065)
Net income from discontinued operations, net of tax	$—	$12,359	$699,650	$38,821
The table below details the key components of cash flows from discontinued operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Depreciation and amortization	$—	$7,116	$4,905	$21,767
Capital expenditures	$—	$7,799	$14,398	$20,176
Share-based compensation	$—	$885	$3,829	$2,434
Deferred income tax expense (benefit)	$—	$2,674	$(19,126)	$2,964

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
In connection with certain of the Company’s acquisitions, contingent consideration may be payable upon achieving certain future EBITDA, gross margin, and/or revenue thresholds and had a combined fair value of zero and $6.8 million as of September 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, the possible payments under these arrangements ranged from zero to a maximum total of $9.2 million. As of December 31, 2025, the contingent consideration was determined using a 0% - 100% probability of payout at the maximum amount, without any other estimates applied.
The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$957,927	$—	$—	$957,927	$957,927
Total assets measured at fair value	$957,927	$—	$—	$957,927	$957,927

December 31, 2025	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Assets:
Cash equivalents:
Money market and other funds	$86,657	$—	$—	$86,657	$86,657
Total assets measured at fair value	$86,657	$—	$—	$86,657	$86,657

Liabilities:
Contingent consideration	$—	$—	$6,837	$6,837	$6,837
Total liabilities measured at fair value	$—	$—	$6,837	$6,837	$6,837
At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the nine months ended September 30, 2026 and 2025, there were no transfers that occurred between levels.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table presents a reconciliation of the Company’s Level 3 financial assets related to our contingent consideration arrangements and investment in corporate debt security that are measured at fair value on a recurring basis (in thousands):

	Nine months ended September 30,
	2026		2025
	Contingent Consideration Arrangements	Corporate Debt Security	Contingent Consideration Arrangements	Corporate Debt Security
Balance as of January 1	$6,837	$—	$2,834	$17,788
Fair value at date of acquisition	—	—	6,865	—
Fair value adjustments (1)	124	—	(2,834)	(17,788)
Payments	(6,959)	—	—	—
Foreign currency translation adjustment	(2)	—	(97)	—
Balance as of September 30	$—	$—	$6,768	$—

(1)During the nine months ended September 30, 2026 and 2025, the fair value adjustments to the contingent consideration arrangements in the table above were recorded within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations and relate to changes in the expected payout against financial targets.
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
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.625% Senior Notes	$457,985	$419,785	$457,645	$434,736
1.75% Convertible Notes	$149,065	$148,513	$148,685	$145,381
3.625% Convertible Notes	$261,169	$267,949	$260,170	$256,568

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
7.Goodwill and Intangible Assets
Goodwill
The changes in carrying amounts of goodwill, by reportable segment, for the nine months ended September 30, 2026 are as follows (in thousands):

	Technology & Shopping	Gaming & Entertainment	Health & Wellness	Cybersecurity & Martech	Consolidated
Balance as of January 1, 2026	$321,802	$80,526	$404,598	$540,038	$1,346,964
Goodwill acquired (Note 3)	2,760	—	395	—	3,155
Goodwill impairment	(29,550)	—	(54,839)	—	(84,389)
Purchase accounting adjustments (1)	—	(171)	(437)	—	(608)
Foreign exchange translation	(2,359)	140	1,254	(3,015)	(3,980)
Balance as of September 30, 2026	$292,653	$80,495	$350,971	$537,023	$1,261,142

(1)Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior year business acquisitions (see Note 3 — Acquisitions).
During the three months ended June 30, 2026, the Company performed a quantitative fair value test on one reporting unit within the Health & Wellness reportable segment following reductions in forecasted revenue and EBITDA in the reporting unit during the second quarter of 2026. Based on the quantitative fair value test, the carrying value exceeded its fair value, and the Company recorded an impairment of approximately $54.8 million during the three months ended June 30, 2026.
During the three months ended September 30, 2026, the Company performed a quantitative fair value test on four reporting units within the Technology & Shopping, Health & Wellness, and Cybersecurity & Martech reportable segments following reductions in forecasted revenue and EBITDA in the reporting units during the third quarter of 2026. Based on the quantitative fair value tests, the carrying value of one reporting unit within the Technology & Shopping reportable segment exceeded its fair value, and the Company recorded an impairment of approximately $29.6 million during the three months ended September 30, 2026.
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
Goodwill as of September 30, 2026 reflects accumulated impairment losses of $199.1 million in the Technology & Shopping reportable segment, $54.8 million in the Health & Wellness reportable segment, and $17.6 million in the Cybersecurity & Martech reportable segment. Goodwill as of December 31, 2025 reflects accumulated impairment losses of $169.5 million in the Technology & Shopping reportable segment and $17.6 million in the Cybersecurity & Martech reportable segment.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Intangible Assets Subject to Amortization
As of September 30, 2026, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$332,510	$228,729	$103,781
Customer relationships	792,135	657,140	134,995
Other purchased intangibles	332,637	307,533	25,104
Total	$1,457,282	$1,193,402	$263,880

As of December 31, 2025, intangible assets subject to amortization relate primarily to the following (in thousands):

	Historical Cost	Accumulated Amortization	Net
Trade names and trademarks	$334,209	$208,422	$125,787
Customer relationships	791,793	617,048	174,745
Other purchased intangibles	332,818	295,172	37,646
Total	$1,458,820	$1,120,642	$338,178

Amortization expense, included in ‘Depreciation and amortization’ in our Condensed Consolidated Statements of Operations, was approximately $24.6 million and $30.4 million for the three months ended September 30, 2026 and 2025, respectively, and $74.0 million and $87.9 million for the nine months ended September 30, 2026 and 2025, respectively.

8.    Debt
Long-term debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
4.625% Senior Notes	$460,038	$460,038
1.75% Convertible Notes	149,109	149,109
3.625% Convertible Notes	263,147	263,147
Total Notes	$872,294	872,294
Credit Agreement	—	—
Less: Unamortized discount	(3,198)	(4,283)
Deferred issuance costs (1)	(877)	(1,511)
Total long-term debt	868,219	866,500
Less: current portion	(149,065)	(148,685)
Total long-term debt, less current portion	$719,154	$717,815

(1)Includes $0.5 million and $0.6 million of carrying amount of deferred issuance costs on the 4.625% Senior Notes as of September 30, 2026 and December 31, 2025, respectively, $0.0 million and $0.4 million of carrying amount of deferred issuance costs on the 1.75% Convertible Notes as of September 30, 2026 and December 31, 2025, respectively, and $0.3 million and $0.5 million of carrying amount of deferred issuance costs on the 3.625% Convertible Notes as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, $149.1 million of principal of the 1.75% Convertible Notes mature in 2026, $263.1 million of principal of the 3.625% Convertible Notes will mature in 2028, and $460.0 million of principal of the 4.625% Senior Notes will mature in 2030.

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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock or repurchase the Company’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if the Company and subsidiaries designated as restricted subsidiaries have a net leverage ratio of greater than 3.5 to 1.0. In addition, if such net leverage ratio is in excess of 3.5 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not exceeding the greater of (A) $250 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants for the 4.625% Senior Notes as of September 30, 2026.
Cumulatively as of September 30, 2026, the Company has repurchased approximately $290 million in aggregate principal of its 4.625% Senior Notes. There were no repurchases of 4.625% Senior Notes during the nine months ended September 30, 2026 and September 30, 2025.
1.75% Convertible Notes
On November 15, 2019, the Company issued $550.0 million aggregate principal amount of 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”). The Company received proceeds of $537.1 million in cash, net of purchasers’ discounts and commissions and other debt issuance costs. A portion of the net proceeds was used to pay off all amounts outstanding under the then-existing Credit Facility. The 1.75% Convertible Notes bore interest at a rate of 1.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The 1.75% Convertible Notes were to mature on November 1, 2026, unless earlier converted or repurchased. Under certain conditions set forth in the indenture, the 1.75% Convertible Notes bore additional interest of 0.50% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021.
On July 16, 2024, the Company exchanged approximately $400.9 million in aggregate principal amount of its 1.75% Convertible Notes as part of the Exchange Transaction, as defined below. As of September 30, 2026, the remaining principal amount of the 1.75% Convertible Notes was $149.1 million. Subsequent to September 30, 2026, the 1.75% Convertible Notes were repaid with cash.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
The following table provides the components of interest expense related to the 1.75% Convertible Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$652	$652	$1,957	$1,957
Amortization of discount and deferred issuance costs	128	125	380	373
Total interest expense related to 1.75% Convertible Notes	$780	$777	$2,337	$2,330
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
Holders may surrender their 3.625% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2027 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 3.625% Convertible Notes on each such applicable trading day; (ii) during the 5 business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 3.625% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after December 1, 2027, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, at an initial conversion rate of 10 shares of the Company’s common stock per $1,000 principal amount of 3.625% Convertible Notes. The Company will settle conversions of the 3.625% Convertible Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of September 30, 2026 and December 31, 2025, the market trigger conditions did not meet the conversion requirements of the 3.625% Convertible Notes and, accordingly, the 3.625% Convertible Notes are classified as long-term debt on our Condensed Consolidated Balance Sheets.
As of September 30, 2026, the conversion rate of the 3.625% Convertible Notes is 10 shares per $1,000 principal amount of the 3.625% Convertible Notes (or 2,631,470 shares), which represents an initial conversion price of $100 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 3.625% Convertible Notes, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change”, as defined in the 3.625% Convertible Note Indenture, the Company will in certain circumstances increase the conversion rate for a holder that elects to convert its 3.625% Convertible Notes in connection with such a corporate event.

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
The following table provides the components of interest expense related to the 3.625% Convertible Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Coupon interest expense	$2,385	$2,385	$7,154	$7,154
Amortization of discount and debt issuance costs	337	323	999	958
Total interest expense related to 3.625% Convertible Notes	$2,722	$2,708	$8,153	$8,112
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
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00:1.00 for the Company and its restricted subsidiaries and (ii) a minimum interest coverage ratio as of the last date of any fiscal quarter not less than 3.00:1.00 for the Company and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold certain investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency. The Company is in compliance with its debt covenants for the Credit Agreement as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, availability under the Credit Agreement was $348.9 million and $348.8 million, respectively, net of letters of credit.

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
The Company established reserves for these matters of $17.3 million and $21.6 million as of September 30, 2026 and December 31, 2025, respectively, which are included in ‘Accounts payable and accrued expenses’ and ‘Other noncurrent liabilities’ on the Condensed Consolidated Balance Sheets. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact on our financial results. However, as of September 30, 2026, any potential range of loss was not estimable.

10.Income Taxes
The Company’s continuing operations tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate from continuing operations was 10.4% and (101.0)% for the three months ended September 30, 2026 and 2025, respectively, and (0.3)% and 145.4% for the nine months ended September 30, 2026 and 2025, respectively.
The Company’s continuing operations effective tax rate was disproportionately impacted by a goodwill impairment of $29.6 million for the three months ended September 30, 2026 and a goodwill impairment of $84.4 million for the nine months ended September 30, 2026, for which only a $1.5 million tax benefit was recorded since the impairment was mostly allocated to the excess financial statement goodwill with no tax basis.
During the three and nine months ended September 30, 2025, the Company’s continuing operations effective tax rate was disproportionally impacted by a goodwill impairment of $17.6 million for which no tax benefit was recorded since the impairment was entirely related to excess financial statement goodwill with no tax basis.
As of September 30, 2026 and December 31, 2025, in addition to amounts recorded in ‘Liability for uncertain tax positions’, the Company had $0.0 million and $9.1 million, respectively, for uncertain income tax positions from continuing operations in ‘Other current liabilities’ on the Condensed Consolidated Balance Sheets. Accrued interest and penalties related to unrecognized tax benefits associated with uncertain tax positions are recognized in income tax expense in our Condensed Consolidated Statements of Operations.
Certain taxes are prepaid during the year and, where appropriate, included within ‘Prepaid expenses and other current assets’ on the Condensed Consolidated Balance Sheets. The Company’s continuing operations prepaid taxes were $0.0 million and $26.2 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s current income tax payable increased from $7.3 million as of December 31, 2025 to $130.8 million as of September 30, 2026 due to the taxes payable related to the gain on the sale of Connectivity.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Income taxes paid, net of refunds from continuing and discontinued operations during the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Income taxes paid, net of refunds	$69,972	$46,067

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
During the three and nine months ended September 30, 2026, the Company repurchased 1,700,867 and 5,514,740 shares under the 2020 Program at an aggregate cost of approximately $91.9 million and $260.5 million (including excise tax), respectively. During the three and nine months ended September 30, 2025, the Company repurchased 1,176,559 and 3,011,405 shares under the 2020 Program at an aggregate cost of approximately $43.7 million and $109.9 million, (including excise tax), respectively. Cumulatively as of September 30, 2026, 19,031,713 shares were repurchased under the 2020 Program, at an aggregate cost of $1,015.8 million (including excise tax). As a result of the repurchases, the number of shares of the Company’s common stock available for repurchase as of September 30, 2026 was 5,968,287 shares.
Periodically, participants in the Company’s stock plans surrender to the Company shares of stock to pay the exercise price or to satisfy tax withholding obligations arising upon the vesting of restricted stock. During the three months ended September 30, 2026 and 2025, the Company purchased and retired 1,926 and 926 shares, respectively, at an aggregate cost of $0.1 million and less than $0.1 million, respectively, from plan participants for this purpose. During the nine months ended September 30, 2026 and 2025, the Company purchased and retired 166,688 and 107,809 shares, respectively, at an aggregate cost of $7.1 million and $4.5 million, respectively, from plan participants for this purpose.

12.Share-Based Compensation
The Company’s share-based compensation plans include the Ziff Davis, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), the 2015 Stock Option Plan (the “2015 Plan”), and the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Collectively, the 2015 Plan and 2024 Plan are referred to herein as the “Plans.” As of September 30, 2026, 435,135 shares underlying options and 2,416,965 restricted stock units were outstanding under the Plans. As of September 30, 2026, there were 1,539,008 additional shares underlying options, shares of restricted stock, and other share-based awards available for grant under the 2024 Plan.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in the Condensed Consolidated Statements of Operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Direct costs	$70	$57	$203	$154
Sales and marketing	1,411	1,019	3,844	2,880
Research, development, and engineering	1,076	810	2,734	2,301
General, administrative, and other related costs (1)	10,284	9,426	26,128	25,907
Total share-based compensation expense	$12,841	$11,312	$32,909	$31,242

(1)Includes expense of $0.1 million and $0.3 million related to liability classified awards issued to non-employees of the Company for the three and nine months ended September 30, 2026.
During the first quarter of 2026, the Company modified certain unvested equity awards in connection with the Securities Purchase Agreement between the Company and Accenture, which resulted in a change in classification from equity-classified to liability-classified. The modification and remeasurement of the liability-classified award resulted in zero and $3.0 million of incremental share-based compensation expense recorded within ‘Net income from discontinued operations, net of tax’ during the three and nine months ended September 30, 2026, respectively. In addition, the modification resulted in a decrease in ‘Additional-paid-in-capital’ of $1.8 million on the Condensed Consolidated Financial Statements during the nine months ended September 30, 2026 and a liability of $4.8 million was recorded and paid as of September 30, 2026.
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units (“RSUs”) to its Board and senior staff pursuant to the Plans. Compensation expense resulting from restricted stock and restricted stock unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board, generally three or four years for senior staff (excluding market-based awards discussed below), and three to eight years for the Chief Executive Officer. The Company granted 972,496 and 752,246 RSUs (excluding market-based awards discussed below) during the nine months ended September 30, 2026 and 2025, respectively.
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
The assumptions used in determining the weighted-average fair values of PSUs granted during the periods presented are as follows:

	Nine months ended September 30,
	2026	2025
Underlying stock price at valuation date	$43.68	$38.19
Expected volatility	49.1%	34.5%
Risk-free interest rate	3.8%	3.9%

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Restricted stock award (“RSA”) and PSA activity for the nine months ended September 30, 2026 is set forth below:

	RSAs		PSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	27,197	$68.97	163,181	$36.27
Granted	—	$—	—	$—
Vested	(27,197)	$68.97	—	$—
Forfeited	—	$—	(163,181)	$36.27
Nonvested at September 30, 2026	—	$—	—	$—

RSU and PSU activity for the nine months ended September 30, 2026 is set forth below:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	1,051,455	$47.32	1,015,094	$57.74
Granted	972,496	$40.86	195,849	$70.72
Vested	(432,782)	$49.81	—	$—
Forfeited	(202,415)	$42.86	(182,732)	$50.69
Outstanding at September 30, 2026	1,388,754	$42.67	1,028,211	$58.25

(1)Represents the number of shares at 100% achievement.
As of September 30, 2026, share-based compensation cost of $42.7 million is expected to be recognized over a weighted-average period of 1.6 years for RSUs, and share-based compensation cost of $22.4 million is expected to be recognized over a weighted-average period of 1.7 years for PSUs. Share-based compensation cost for RSAs and PSAs is fully recognized.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
13.Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three months ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net (loss) income from continuing operations	$(28,692)	$(28,692)	$(15,957)	$(15,957)
Net income from discontinued operations, net of tax	—	—	12,359	12,359
Net loss	(28,692)	(28,692)	(3,598)	(3,598)
Plus: Convertible Notes interest expense (after tax)	—	—	—	—
Net loss available to the Company’s common shareholders	$(28,692)	$(28,692)	$(3,598)	$(3,598)
Denominator:
Basic weighted-average outstanding shares of common stock	33,753,136	33,753,136	40,558,629	40,558,629
Dilutive effect of:
Equity incentive plans	—	—	—	—
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	33,753,136	33,753,136	40,558,629	40,558,629

Net loss per share from continuing operations:	$(0.85)	$(0.85)	$(0.39)	$(0.39)
Net income per share from discontinued operations:	$—	$—	$0.30	$0.30
Net loss per share:	$(0.85)	$(0.85)	$(0.09)	$(0.09)

	Nine months ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted net income per common share:
Net (loss) income from continuing operations	$(81,620)	$(81,620)	$8,163	$8,163
Net income from discontinued operations, net of tax	699,650	699,650	38,821	38,821
Net income	618,030	618,030	46,984	46,984
Plus: Convertible Notes interest expense (after tax)	—	—	—	—
Net income available to the Company’s common shareholders	$618,030	$618,030	$46,984	$46,984
Denominator:
Basic weighted-average outstanding shares of common stock	35,896,452	35,896,452	41,609,182	41,609,182
Dilutive effect of:
Equity incentive plans	—	—	—	101,776
Convertible debt	—	—	—	—
Diluted weighted-average outstanding shares of common stock	35,896,452	35,896,452	41,609,182	41,710,958

Net (loss) income per share from continuing operations:	$(2.27)	$(2.27)	$0.20	$0.20
Net income per share from discontinued operations:	$19.49	$19.49	$0.93	$0.93
Net income per share:	$17.22	$17.22	$1.13	$1.13

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
For the three months ended September 30, 2026 and 2025, there were 2,852,100 and 2,778,944 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the average stock price during the 2026 and 2025 periods, respectively. For the nine months ended September 30, 2026 and 2025, there were 2,852,100 and 848,420 shares, respectively, of stock options and restricted stock excluded from the calculation of diluted shares as they were anti-dilutive due to the average stock price during the 2026 and 2025 periods, respectively. For the three months ended September 30, 2026 and 2025, 4,029,861 and 4,029,861 shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation. For the nine months ended September 30, 2026 and 2025, 4,029,861 and 4,029,861 shares, respectively, related to convertible debt were excluded from diluted shares because they were anti-dilutive under the if-converted method for the diluted net income per share calculation.

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
Information on reportable segments revenues is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue by reportable segment:
Technology & Shopping	$81,980	$85,189	$229,896	$247,655
Gaming & Entertainment	46,599	47,578	133,982	131,830
Health & Wellness	92,545	102,306	273,153	287,544
Cybersecurity & Martech	68,202	71,459	206,674	207,122
Total segment revenues	289,326	306,532	843,705	874,151
Corporate	—	—	—	—
Total revenues	$289,326	$306,532	$843,705	$874,151

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
•Advertising and marketing related expenses include advertising relationships with an array of online service providers, marketing expenses, and other audience extension costs.
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

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Significant reportable segment expenses are set forth in the tables below (in thousands):

	Three months ended September 30, 2026
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$31,789		$11,697		$27,135		$17,335		$87,956
Cloud computing, software, and other related expenses	5,937		2,241		4,903		11,147		24,228
Advertising and marketing related expenses	16,995		5,577		11,455		3,649		37,676
Partner payments	1,115		7,804		10,139		6,554		25,612
Professional and other third-party services	4,048		201		2,536		4,479		11,264
Goodwill impairment	29,550		—		—		—		29,550
Depreciation and amortization	20,284		3,479		12,576		9,185		45,524
Other	11,060	(1)	4,543	(2)	6,489	(3)	11,772	(4)	33,864
Total segment operating costs and expenses	120,778		35,542		75,233		64,121		295,674
Corporate (5)									27,262
Total operating costs and expenses									$322,936

	Three months ended September 30, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$32,946		$10,365		$30,012		$17,148		$90,471
Cloud computing, software, and other related expenses	6,641		2,090		4,456		11,069		24,256
Advertising and marketing related expenses	11,692		3,604		10,897		4,583		30,776
Partner payments	628		8,231		11,147		5,943		25,949
Professional and other third-party services	6,096		1,374		2,308		5,547		15,325
Goodwill impairment	—		—		—		17,579		17,579
Depreciation and amortization	22,599		2,949		13,406		11,121		50,075
Other	4,539	(1)	4,277	(2)	7,222	(3)	4,894	(4)	20,932
Total segment operating costs and expenses	85,141		32,890		79,448		77,884		275,363
Corporate (5) (6)									19,758
Total operating costs and expenses									$295,121

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

	Nine months ended September 30, 2026
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$97,078		$34,051		$87,159		$54,715		$273,003
Cloud computing, software, and other related expenses	17,355		6,346		13,997		33,153		70,851
Advertising and marketing related expenses	37,413		13,646		32,958		12,336		96,353
Partner payments	4,288		23,227		31,031		19,012		77,558
Professional and other third-party services	11,543		4,697		7,062		13,618		36,920
Goodwill impairment	29,550		—		54,839		—		84,389
Depreciation and amortization	61,421		10,032		39,862		25,633		136,948
Other	19,810	(1)	14,025	(2)	22,600	(3)	17,051	(4)	73,486
Total segment operating costs and expenses	278,458		106,024		289,508		175,518		849,508
Corporate (5)									69,598
Total operating costs and expenses									$919,106

	Nine months ended September 30, 2025
	Technology & Shopping		Gaming & Entertainment		Health & Wellness		Cybersecurity & Martech		Total operating costs and expenses
Salaries, benefits, and other employee expenses	$102,522		$32,339		$85,961		$51,896		$272,718
Cloud computing, software, and other related expenses	20,237		6,058		12,796		31,275		70,366
Advertising and marketing related expenses	36,445		10,913		30,806		13,975		92,139
Partner payments	2,140		22,296		33,031		17,450		74,917
Professional and other third-party services	17,993		4,192		7,602		14,777		44,564
Goodwill impairment	—		—		—		17,579		17,579
Depreciation and amortization	68,053		8,621		40,705		31,329		148,708
Other	12,124	(1)	12,694	(2)	20,805	(3)	11,708	(4)	57,331
Total segment operating costs and expenses	259,514		97,113		231,706		189,989		778,322
Corporate (5) (6)									56,179
Total operating costs and expenses									$834,501

(1)Other Technology & Shopping operating costs and expenses consist primarily of credit card processing fees, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, contingent consideration changes, long-lived asset impairment and certain allocated overhead expenses.
(2)Other Gaming & Entertainment operating costs and expenses consist primarily of credit card processing fees, inventory-related costs, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, contingent consideration changes, and certain allocated overhead expenses.
(3)Other Health & Wellness operating costs and expenses consist primarily of app-store fees, credit card processing fees, campaign fulfillment costs, travel and entertainment costs, office expenses, bad debt expense, contingent consideration changes, long-lived asset impairment and certain allocated overhead expenses.

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(4)Other Cybersecurity & Martech operating costs and expenses consist primarily of credit card processing fees, telecommunication backbone costs, travel and entertainment costs, campaign fulfillment costs, office expenses, bad debt expense, contingent consideration changes, long-lived asset impairment and certain allocated overhead expenses.
(5)Corporate includes costs associated with general, administrative, and other expenses (including some depreciation and amortization) that are managed on a global basis and that are not directly attributed to any particular segment.
(6)Includes certain allocated overhead expenses and acquisition-related costs previously reported in the Connectivity reportable segment.

Information on operating (loss) income is set forth in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating (loss) income by reportable segment:
Technology & Shopping	$(38,798)	$48	$(48,562)	$(11,859)
Gaming & Entertainment	11,057	14,688	27,958	34,717
Health & Wellness	17,312	22,858	(16,355)	55,838
Cybersecurity & Martech	4,081	(6,425)	31,156	17,133
Total segment operating (loss) income	(6,348)	31,169	(5,803)	95,829
Corporate	(27,262)	(19,758)	(69,598)	(56,179)
Operating (loss) income	$(33,610)	$11,411	$(75,401)	$39,650

Information on capital expenditures is set forth in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Capital expenditures:
Technology & Shopping	$4,668	$4,146	$14,846	$11,746
Gaming & Entertainment	2,308	1,776	7,536	6,180
Health & Wellness	9,142	10,010	30,555	29,733
Cybersecurity & Martech	6,401	6,213	20,488	17,433
Total from reportable segments	22,519	22,145	73,425	65,092
Corporate	447	192	3,269	620
Total capital expenditures	$22,966	$22,337	$76,694	$65,712

ZIFF DAVIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
15.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Non-cash investing activity:
Right-of-use assets acquired in exchange for operating lease obligations	$10,691	$340
Sale of equity investments for common stock	$—	$4,448
Non-cash financing activity:
Excise tax on share repurchases	$2,578	$984

Supplemental data (in thousands):

	Nine months ended September 30,
	2026	2025
Interest paid	$21,482	$22,675

16.Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2026 (in thousands):

Foreign Currency Translation
Balance as of July 1, 2026	$(67,046)
Other comprehensive loss, net of tax	(777)
Balance as of September 30, 2026	$(67,823)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2026 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2026	$(57,074)
Other comprehensive loss, net of tax	(9,522)
Sale of Connectivity	(1,227)
Balance as of September 30, 2026	$(67,823)
There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2026.

17.     Subsequent Event
Subsequent to September 30, 2026, the Company repaid the 1.75% Convertible Notes, including the accrued interest.

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
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Technology & Shopping
Advertising and performance marketing	$78,233	$84,226	$219,694	$242,500
Subscription and licensing	3,732	2,777	10,121	7,581
Other	15	(1,814)	81	(2,426)
Total Technology & Shopping revenues	$81,980	$85,189	$229,896	$247,655

Gaming & Entertainment
Advertising and performance marketing	$30,729	$31,917	$85,552	$88,539
Subscription and licensing	15,772	15,657	47,145	43,268
Other	98	4	1,285	23
Total Gaming & Entertainment revenues	$46,599	$47,578	$133,982	$131,830

Health & Wellness
Advertising and performance marketing	$77,319	$85,587	$227,039	$237,049
Subscription and licensing	13,525	13,679	39,535	40,494
Other	1,701	3,040	6,579	10,001
Total Health & Wellness revenues	$92,545	$102,306	$273,153	$287,544

Cybersecurity & Martech
Subscription and licensing	$65,450	$69,145	$198,218	$204,808
Other	2,752	2,314	8,456	2,314
Total Cybersecurity & Martech revenues	$68,202	$71,459	$206,674	$207,122

Total Revenues	$289,326	$306,532	$843,705	$874,151
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
The following table sets forth certain key operating metrics for the advertising and performance marketing revenues based on the reportable segment for the three months ended September 30, 2026 and 2025.

	Three months ended September 30,
	2026	2025
Technology & Shopping
Net advertising and performance marketing revenue retention (1)	87.0%	94.0%
Customers (2)	717	634
Quarterly revenue per customer (3)	$109,111	$132,849

Gaming & Entertainment
Net advertising and performance marketing revenue retention (1)	84.7%	88.8%
Customers (2)	537	431
Quarterly revenue per customer (3)	$57,224	$74,053

Health & Wellness
Net advertising and performance marketing revenue retention (1)	95.9%	102.1%
Customers (2)	723	825
Quarterly revenue per customer (3)	$106,710	$103,132

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

The following table sets forth certain key operating metrics for subscription and licensing revenues based on the reportable segment for the three months ended September 30, 2026 and 2025.

	Three months ended September 30,
	2026	2025
Gaming & Entertainment
Customers (1)(2)	483,000	514,000
Average quarterly revenue per customer (2)(3)	$32.66	$30.49

Health & Wellness
Customers (1)(2)	1,480,000	1,902,000
Average quarterly revenue per customer (2)(3)	$8.41	$7.17

Cybersecurity & Martech
Customers (1)(4)	1,223,000	1,232,000
Average quarterly revenue per customer (3)	$53.50	$56.13

(1)    Represents the quarterly average of the end of month customer counts (rounded).
(2)    The metric includes the sale of licenses, for which when applicable, revenue is recorded at a point in time rather than over-time. For the three months ended September 30, 2026, a licensing arrangement totaling $1.0 million of revenue at the Health & Wellness reportable segment was excluded from the above metrics as its nature and size were significantly different from the other components of the metrics presented for the Health & Wellness reportable segment.
(3)    Represents quarterly gross subscription and licensing revenues divided by customers as defined in footnote (1).
(4)    Resellers within Cybersecurity & Martech segment are counted as one customer when there is not visibility into the number of underlying customers served by the reseller.

Critical Accounting Policies and Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026. During the nine months ended September 30, 2026, there were no significant changes in our critical accounting policies and estimates. See Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional description of significant accounting policies of the Company. As a result of certain developments in certain reporting units during the three and nine months ended September 30, 2026, the Company performed the quantitative impairment tests described further below.
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
During the three months ended June 30, 2026, the Company performed a quantitative fair value test on one reporting unit within the Health & Wellness reportable segment following reductions in forecasted revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in the reporting unit during the second quarter of 2026. Based on the quantitative fair value test, the carrying value exceeded its fair value, and the Company recorded an impairment of approximately $54.8 million during the three months ended June 30, 2026.
During the three months ended September 30, 2026, the Company performed a quantitative fair value test on four reporting units within the Technology & Shopping, Health & Wellness, and Cybersecurity & Martech reportable segments following reductions in forecasted revenue and EBITDA in the reporting units during the third quarter of 2026. Based on the quantitative fair value tests, the carrying value of one reporting unit within the Technology & Shopping reportable segment exceeded its fair value, and the Company recorded an impairment of approximately $29.6 million during the three months ended September 30, 2026.
In each period, the fair value of the reporting units were determined using an equal weighting of an income approach that was based on the discounted estimated future cash flows of the reporting unit and a market approach that uses the guideline public company approach. We believe the combination of these approaches provides an appropriate valuation because it incorporates the expected cash generation of the reporting unit in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Determining fair value using a discounted estimated future cash flow analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the discounted cash flow analyses were based on the most recent forecast for the reporting unit. For years beyond the forecast period, the estimates were based, in part, on forecasted growth rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. Determining fair value using a market approach considers multiples of financial metrics based on trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the reporting unit.
Following the impairment and as of the most recent evaluation, there was one reporting unit within the Technology & Shopping reportable segment and one reporting unit within the Health & Wellness reportable segment with no excess fair value over carrying value. Thus, any further decrease in estimated fair value greater than any decrease in carrying value at these reporting units would result in an additional impairment charge to goodwill. Goodwill in these two reporting units was $104.9 million as of September 30, 2026. Further, there was one reporting unit within the Technology & Shopping reportable segment and two reporting units within the Cybersecurity & Martech reportable segment with less than 15% excess fair value over carrying value that may be at risk of impairment as of September 30, 2026. Goodwill at these three reporting units was $767.9 million as of September 30, 2026. Changes in market conditions, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
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
During the three months ended June 30, 2026, the Company assessed the recoverability of certain of its assets in its Health & Wellness reportable segment following reductions in forecasted revenue and EBITDA in one of its asset groups and recorded an impairment of its internal-use-software of approximately $1.8 million within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations.
During the three months ended September 30, 2026, the Company assessed the recoverability of certain of its assets in its Technology & Shopping and Cybersecurity & Martech reportable segments following reductions in forecasted revenue and EBITDA in two of its asset groups and recorded an impairment of its internal-use-software of approximately $3.6 million, trade names of approximately $0.5 million, and customer relationships of approximately $2.3 million within its Technology & Shopping reportable segment and recorded an impairment of its internal-use-software of approximately $5.8 million and trade names of approximately $2.4 million within its Cybersecurity & Martech reportable segment within ‘General, administrative, and other related costs’ in the Condensed Consolidated Statements of Operations.
The fair value of the internal-use-software was estimated using the multi-period excess earnings method under the income approach or the relief from royalty rate method under the income approach. The fair value of the trade names was estimated using the relief from royalty method under the income approach. The fair value of the customer relationships was estimated using the multi-period excess earnings method under the income approach. The multi-period excess earnings method utilizes assumptions including projected future revenue generated from the asset, projected expenses, and discount rate. The relief from royalty rate method utilizes assumptions including linear attrition of existing technology, gross royalty charges, and present value factor.
Results of Operations for the Three and Nine Months Ended September 30, 2026
The main focus of our Technology & Shopping, Gaming & Entertainment, and Health & Wellness platform monetization programs is to provide relevant and useful advertising to visitors to our websites, provide meaningful content that informs and shapes purchase intent, and leverage our brand and editorial assets into subscription platforms. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and applications and those included within our advertising networks, and improve the effectiveness of our content as well as our subscription services and licenses. The operating margin we realize on revenues generated from ads placed on our websites and applications is significantly higher than the operating margin we realize from revenues generated from those placed on third-party websites and applications. Growth in advertising revenues from our websites and applications has generally exceeded that from third-party websites and applications. This trend has generally had a positive impact on our operating margins.
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
Revenues

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2026	2025		2026	2025
Revenues	$289,326	$306,532	(5.6)%	$843,705	$874,151	(3.5)%
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
Our revenues decreased during the three months ended September 30, 2026 compared to the prior period primarily due to a $15.4 million decrease in advertising and performance marketing revenues. This decrease was driven primarily by a $8.3 million decrease in the Health & Wellness reportable segment, a $6.0 million decrease in the Technology & Shopping reportable segment, and a $1.2 million decrease in the Gaming & Entertainment reportable segment. Subscription and licensing revenues decreased $2.8 million. Other revenues increased $1.0 million compared to the prior year period. Included in revenue during the three months ended September 30, 2026 was $4.2 million of incremental revenues contributed by businesses acquired during the nine months of 2026 and the full year 2025.
Our revenues decreased during the nine months ended September 30, 2026 compared to the prior period primarily due to a $35.8 million decrease in advertising and performance marketing revenues. This decrease was driven primarily by a $22.8 million decrease in the Technology & Shopping reportable segment, a $10.0 million decrease in the Health & Wellness reportable segment, and a $3.0 million decrease in the Gaming & Entertainment reportable segment. Subscription and licensing revenues decreased $1.1 million compared to the prior year period. Other revenues increased $6.5 million compared to the prior year period due primarily to a $6.1 million increase in our Cybersecurity & Martech reportable segment. Included in revenue during the nine months ended September 30, 2026 was $22.4 million of incremental revenues contributed by businesses acquired during the nine months of 2026 and the full year 2025.

Direct costs

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2026	2025		2026	2025
Direct costs	$43,640	$44,009	(0.8)%	$133,668	$125,073	6.9%
As a percent of revenues	15.1%	14.4%		15.8%	14.3%
Direct costs represent the Company’s cost of revenues and primarily include costs associated with compensation for personnel directly involved in revenue generation, content fees, production costs, royalty fees, hosting and licensing costs, and processing fees. The decrease in direct costs for the three months ended September 30, 2026 compared to the prior period was primarily due to a $0.9 million decrease in professional and other third-party services, a $0.3 million decrease in advertising and marketing related expenses, and a $0.6 million decrease in other expenses, partially offset by a $1.4 million increase in cloud computing, software, and other related expenses. The increase in direct costs for the nine months ended September 30, 2026 compared to the prior period was primarily due to a $4.8 million increase in cloud computing, software, and other related expenses, a $2.1 million increase in partner payments, and a $1.0 million increase in salaries, benefits, and other employee expenses.
Sales and Marketing

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2026	2025		2026	2025
Sales and marketing	$126,149	$122,308	3.1%	$363,554	$361,763	0.5%
As a percent of revenues	43.6%	39.9%		43.1%	41.4%
Sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs, and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of online service providers. The increase in sales and marketing expenses during the three months ended September 30, 2026 compared to the prior period was primarily due to a $7.0 million increase in advertising and marketing related expenses, partially offset by a $0.8 million decrease in cloud computing, software, and other related expenses, a $0.9 million decrease in professional and third-party services, and a $0.7 million decrease in salaries, benefits, and other employee expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2026 compared to the prior period was primarily due to a $4.4 million increase in advertising and marketing related expenses and a $3.6 million increase in salaries, benefits, and other employee expenses, partially offset by a $4.5 million decrease in professional and third-party services and $2.3 million decrease in cloud computing, software, and other related expenses.
Research, Development, and Engineering

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2026	2025		2026	2025
Research, development, and engineering	$13,629	$13,319	2.3%	$41,635	$41,436	0.5%
As a percent of revenues	4.7%	4.3%		4.9%	4.7%
Research, development, and engineering costs consist primarily of salaries, benefits, and other employee expenses. The increase in research, development, and engineering costs for the three months ended September 30, 2026, compared to the prior period was primarily due to a $1.1 million increase in professional and other third-party services, partially offset by a $0.6 million decrease in salaries, benefits, and other employee expenses. Research, development, and engineering costs for the nine months ended September 30, 2026 compared to the prior period remained consistent.

General, Administrative, and Other Related Costs

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2026	2025		2026	2025
General, administrative, and other related costs	$64,286	$47,703	34.8%	$158,426	$139,660	13.4%
As a percent of revenues	22.2%	15.6%		18.8%	16.0%
General, administrative, and other related costs consist primarily of salaries, benefits, and other employee expenses including share-based compensation and severance, changes in the fair value associated with contingent consideration, bad debt expense, professional fees, and insurance costs. The increase in general, administrative, and other related costs for the three months ended September 30, 2026 compared to the prior period was primarily due to a $14.6 million impairment of long-lived assets recorded during the third quarter of 2026 and a $1.5 million increase in professional and other third-party services. The increase in general, administrative, and other related costs for the nine months ended September 30, 2026 compared to the prior period was primarily due to a $16.4 million long-lived asset impairment, a $6.9 million increase in professional and other third-party services, partially offset by a $5.3 million decline in indirect tax expense driven by a reduction in certain reserves due to the expiration of certain statutes of limitations.
Depreciation and Amortization

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2026	2025		2026	2025
Depreciation and amortization	$45,682	$50,203	(9.0)%	$137,434	$148,990	(7.8)%
As a percent of revenues	15.8%	16.4%		16.3%	17.0%
Depreciation and amortization costs consist of depreciation related to property and equipment, including internally developed software, as well as amortization of intangible assets recorded in connection with business acquisitions, and other intangible assets of the Company. The decrease in depreciation and amortization for the three months ended September 30, 2026 compared to the prior period was primarily due to a $5.7 million decrease in amortization expense due to certain intangible assets being in run-off state and having a greater amortization expense earlier in life, partially offset by higher depreciation expense. The decrease in depreciation and amortization for the nine months ended September 30, 2026 compared to the prior period was primarily due to a $13.8 million decrease in amortization expense due to certain intangible assets being in run-off state and having a greater amortization expense earlier in life, partially offset by higher depreciation expense.
Goodwill Impairment
Goodwill impairment was $29.6 million and $84.4 million for the three and nine months ended September 30, 2026, respectively. and related to reporting units within the Technology & Shopping and Health & Wellness reportable segments. Goodwill impairment was $17.6 million for the three and nine months ended September 30, 2025 and related to a reporting unit within the Cybersecurity & Martech reportable segment. Refer to Note 7 — Goodwill and Intangible Assets in Part I Item 1 of this Quarterly Report on Form 10-Q.

Non-Operating Income and Expenses
The following table represents the components of non-operating income and expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Percentage Change (1)	Nine months ended September 30,		Percentage Change (1)
	2026	2025		2026	2025
Interest income (expense), net	$1,825	$(6,541)	NM	$(10,841)	$(19,319)	(43.9)%
Gain on investments, net	—	678	(100.0)%	—	5,018	(100.0)%
Provision for credit losses on investments	—	(17,566)	(100.0)%	—	(17,566)	(100.0)%
Other (loss) income, net	(179)	4,060	NM	(77)	183	NM
Total non-operating income (expense)	$1,646	$(19,369)	NM	$(10,918)	$(31,684)	(65.5)%

(1)NM: Not meaningful
Interest income (expense), net. Interest income (expense), net is generated primarily from interest income generated on cash, cash equivalents, and investments, partially offset by interest due on outstanding debt. Interest income (expense), net increased during the three and nine months ended September 30, 2026 compared to the prior periods primarily due to higher interest income on investments as a result of an increase in cash equivalents as a result of the sale of Connectivity.
Gain on investments, net. Gain on investments, net is generated from realized and unrealized gains or losses from investments in equity and debt securities. Gain on investments, net recorded during the three and nine months ended September 30, 2025 related to the disposition of the minority equity ownership interest in OpenEvidence.
Provision for credit losses on investments. Provision for credit losses on investments during the three and nine months ended September 30, 2025 was due to credit losses on the investment in a corporate debt security, including accrued interest receivable.
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
Provision for income taxes from continuing operations amounted to income tax benefit (expense) of $3.3 million and $(8.0) million for the three months ended September 30, 2026 and 2025, respectively, and income tax expense of $(0.2) million and $(11.6) million for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate was 10.4% and (101.0)% for the three months ended September 30, 2026 and 2025, respectively, and (0.3)% and 145.4% for the nine months ended September 30, 2026 and 2025, respectively.
The effective tax rate of 10.4% during the three months ended September 30, 2026 and the effective tax rate of (101.0)% during the three months ended September 30, 2025 were both disproportionately impacted by the following factors:
1.The third quarters of 2025 and 2026 rates were impacted by the goodwill impairment since the majority of the impairment related to excess financial statement goodwill with no tax basis and no corresponding tax benefit was recognized;
2.The third quarter of 2026 rate was impacted by a discrete tax benefit from the release of the reserve for uncertain tax positions, which resulted in a reduction of the effective income tax rate in the period; and
3.The third quarter of 2025 rate was impacted by a discrete tax expense from the remeasurement of the reserve for uncertain tax positions and from the recognition of a valuation allowance related to a credit loss recognized on an investment that was classified as available-for-sale, which resulted in an increase of the effective income tax rate in the period.

In addition, the effective tax rate decreased in the third quarter of 2026 due to a larger benefit in 2026, as compared with the prior period, as a result of an increase in our foreign-derived deduction-eligible income ("FDDEI”) deduction and simplified expense allocations due to changes under the One Big Beautiful Bill Act (“OBBBA”) that were effective starting January 1, 2026.
The decrease in our effective income tax rate to (0.3)% for the nine months ended September 30, 2026 compared to 145.4% in the prior period was primarily attributable to the following:
1.The goodwill impairment recognized for book purposes during 2026 is larger than the similar event in 2025. Since the impairment in both periods primarily related to excess financial statement goodwill with no tax basis, no corresponding tax benefit was recognized resulting in a disproportionate effective income tax rate; and
2.A discrete tax benefit of $1.3 million in 2026 from the release of the reserve for uncertain tax positions as compared to a discrete tax expense of $1.1 million in 2025 from the remeasurement of the reserve for uncertain tax positions.
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
On July 4, 2025, the OBBBA was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024.
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
Loss from equity method investment was $(0.1) million, net of tax, for the three months ended September 30, 2026 compared to income from equity method investment of less than $0.1 million, net of tax, for the three months ended September 30, 2025. Income from equity method investment was $4.9 million, net of tax, for the nine months ended September 30, 2026 compared to income from equity method investment of $11.8 million, net of tax, for the nine months ended September 30, 2025. The decrease in income from equity method investment, net of tax during the three and nine months ended September 30, 2026 compared to the prior period was primarily due to a decrease in the value of the underlying investments.
Net (loss) income from continuing operations
Net loss from continuing operations was $(28.7) million for the three months ended September 30, 2026 compared to $(16.0) million for the three months ended September 30, 2025. Net (loss) income from continuing operations was $(81.6) million for the nine months ended September 30, 2026 compared to $8.2 million for the nine months ended September 30, 2025. The decrease in net (loss) income from continuing operations during the three and nine months ended September 30, 2026 compared to the prior period was driven by the factors discussed above.
Net income from discontinued operations, net of tax
Net income from discontinued operations, net of tax was $0.0 million for the three months ended September 30, 2026 compared to net income from discontinued operations, net of tax of $12.4 million for the three months ended September 30, 2025. The decrease in net income from discontinued operations, net of tax during the three months ended September 30, 2026 was driven by the disposal of the Connectivity business during the second quarter of 2026.
Net income from discontinued operations, net of tax was $699.7 million for the nine months ended September 30, 2026 compared to net income from discontinued operations, net of tax of $38.8 million for the nine months ended September 30, 2025. The increase in net income from discontinued operations, net of tax during the nine months ended September 30, 2026 compared to the prior period was primarily due to the pre-tax gain on the sale of Connectivity of $860.6 million, partially offset by higher tax expense of $176.7 million. The higher tax expense was due to the $200.0 million tax impact of the gain on sale recorded during the second quarter of 2026, partially offset by an income tax benefit related primarily to deferred tax assets recorded during the first quarter of 2026 upon our classification of Connectivity as held-for-sale.
Net (loss) income
Net loss was $(28.7) million for the three months ended September 30, 2026 compared to net loss of $(3.6) million for the three months ended September 30, 2025. Net income was $618.0 million for the nine months ended September 30, 2026 compared to net income of $47.0 million for the nine months ended September 30, 2025. The increase in net loss during the three months ended September 30, 2026 compared to the prior period and the increase in net income during the nine months ended September 30, 2026 compared to the prior period were driven by the factors discussed above.
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
Technology & Shopping
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Percentage Change (1)	Nine months ended September 30,		Percentage Change (1)
	2026	2025		2026	2025
Revenues	$81,980	$85,189	(3.8)%	$229,896	$247,655	(7.2)%
Operating costs and expenses	120,778	85,141	41.9%	278,458	259,514	7.3%
Operating (loss) income	$(38,798)	$48	NM	$(48,562)	$(11,859)	NM

(1)NM: Not meaningful
Technology & Shopping’s revenues of $82.0 million during the three months ended September 30, 2026 decreased $3.2 million compared to the prior period primarily due to a $6.0 million decrease in advertising and performance marketing revenues, primarily driven by a $10.3 million decrease in advertising and performance marketing revenues in our Technology businesses, partially offset by a $1.6 million increase in advertising and performance marketing revenues in our Shopping businesses, and a $2.7 million increase in revenues related to the business acquired in 2026. The decline in revenues during the quarter was driven by traffic pressures impacting affiliate commerce and display advertising. In addition, other revenues increased by $1.8 million and subscription and licensing revenues increased by $1.0 million.
Technology & Shopping’s revenues of $229.9 million during the nine months ended September 30, 2026 decreased $17.8 million compared to the prior period primarily due to a $22.8 million decrease in advertising and performance marketing revenues, primarily driven by $21.7 million and $5.6 million decreases in advertising and performance marketing revenues in our Technology businesses and our Shopping businesses, respectively, partially offset by a $4.5 million increase in revenues related to the business acquired in 2026. The decline in revenues during the period was driven by traffic pressures impacting affiliate commerce and display advertising. In addition, subscription and licensing revenues increased by $2.5 million and other revenues increased by $2.5 million.
Technology & Shopping’s operating costs and expenses of $120.8 million during the three months ended September 30, 2026 increased $35.6 million compared to the prior period primarily driven by a $29.6 million goodwill impairment and a $6.5 million long-lived asset impairment.
Technology & Shopping’s operating costs and expenses of $278.5 million during the nine months ended September 30, 2026 increased $18.9 million compared to the prior period primarily driven by a $29.6 million goodwill impairment and a $6.5 million long-lived asset impairment, partially offset by a $6.6 million decrease in depreciation and amortization expense, a $6.5 million decrease in professional and other third-party services, and a $5.4 million decrease in salaries, benefits, and other employee expenses.
As a result of these factors, Technology & Shopping had operating loss of $38.8 million during the three months ended September 30, 2026 compared to operating income of less than $0.1 million in the prior period. Technology & Shopping’s operating loss of $48.6 million during the nine months ended September 30, 2026 increased $36.7 million compared to the prior period.

Gaming & Entertainment
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2026	2025		2026	2025
Revenues	$46,599	$47,578	(2.1)%	$133,982	$131,830	1.6%
Operating costs and expenses	35,542	32,890	8.1%	106,024	97,113	9.2%
Operating income	$11,057	$14,688	(24.7)%	$27,958	$34,717	(19.5)%
Gaming & Entertainment’s revenues of $46.6 million during the three months ended September 30, 2026 decreased $1.0 million compared to the prior period primarily due to a $1.2 million decrease in advertising and performance marketing revenues, partially offset by a $0.1 million increase in subscription and licensing revenues and a $0.1 million increase in other revenues. The decline in advertising and performance marketing revenues during the quarter reflects a weaker slate of game releases in the third quarter of 2026 compared to the third quarter of 2025.
Gaming & Entertainment’s revenues of $134.0 million during the nine months ended September 30, 2026 increased $2.2 million compared to the prior period primarily due to a $3.9 million increase in subscription and licensing revenues driven by our Humble Bundle business and a $1.3 million increase in other revenue, partially offset by a decrease of $3.0 million in advertising and performance marketing revenues which reflects a weaker slate of game releases in the current period compared to the prior period.
Gaming & Entertainment’s operating costs and expenses of $35.5 million during the three months ended September 30, 2026 increased $2.7 million compared to the prior period primarily due to a $2.0 million increase in advertising and marketing related expenses and a $1.3 million increase in salaries, benefits, and other employee expenses.
Gaming & Entertainment’s operating costs and expenses of $106.0 million during the nine months ended September 30, 2026 increased $8.9 million compared to the prior period primarily due to a $2.7 million increase in advertising and marketing related expenses, a $1.7 million increase in salaries, benefits, and other employee expenses, and a $1.4 million increase in depreciation and amortization expense.
As a result of these factors, Gaming & Entertainment’s operating income of $11.1 million during the three months ended September 30, 2026 decreased $3.6 million compared to the prior period. Gaming & Entertainment’s operating income of $28.0 million during the nine months ended September 30, 2026 decreased $6.8 million compared to the prior period.
Health & Wellness
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change (1)
	2026	2025		2026	2025
Revenues	$92,545	$102,306	(9.5)%	$273,153	$287,544	(5.0)%
Operating costs and expenses	75,233	79,448	(5.3)%	289,508	231,706	24.9%
Operating income (loss)	$17,312	$22,858	(24.3)%	$(16,355)	$55,838	NM

(1)NM: Not meaningful
Health & Wellness’s revenues of $92.5 million during the three months ended September 30, 2026 decreased $9.8 million compared to the prior period primarily due to a $8.3 million decrease in advertising and performance marketing revenues, primarily driven by a decrease in the Health & Wellness Professional lines of business. In addition, other revenues decreased by $1.3 million driven by lower online course revenue and subscription and licensing revenues decreased by $0.2 million.
Health & Wellness’s revenues of $273.2 million during the nine months ended September 30, 2026 decreased $14.4 million compared to the prior period primarily due to a $10.0 million decrease in advertising and performance marketing revenues, a $3.4 million decrease in other revenue driven by lower online course revenue, and a $1.0 million decrease in subscription and licensing revenues.

Health & Wellness’s operating costs and expenses of $75.2 million during the three months ended September 30, 2026 decreased $4.2 million compared to the prior period primarily due to a $2.9 million decrease in salaries, benefits, and other employee expenses and a $1.0 million decrease in partner payments.
Health & Wellness’s operating costs and expenses of $289.5 million during the nine months ended September 30, 2026 increased $57.8 million compared to the prior period primarily due to a $54.8 million goodwill impairment and a $2.2 million increase in advertising and marketing related expenses.
As a result of these factors, Health & Wellness’s operating income of $17.3 million during the three months ended September 30, 2026 decreased $5.5 million compared to the prior period. Health & Wellness had operating loss of $16.4 million during the nine months ended September 30, 2026 compared to operating income of $55.8 million in the prior period.
Cybersecurity & Martech
The financial results are presented as follows (in thousands):

	Three months ended September 30,		Percentage Change (1)	Nine months ended September 30,		Percentage Change
	2026	2025		2026	2025
Revenues	$68,202	$71,459	(4.6)%	$206,674	$207,122	(0.2)%
Operating costs and expenses	64,121	77,884	(17.7)%	175,518	189,989	(7.6)%
Operating income (loss)	$4,081	$(6,425)	NM	$31,156	$17,133	81.8%

(1)NM: Not meaningful
Cybersecurity & Martech’s revenues of $68.2 million during the three months ended September 30, 2026 decreased $3.3 million compared to the prior period primarily due to a $3.7 million decrease in subscription and licensing revenues, partially offset by a $0.4 million increase in other revenues related to a business acquired in 2025 within the Company’s Martech business.
Cybersecurity & Martech’s revenues of $206.7 million during the nine months ended September 30, 2026 decreased $0.4 million compared to the prior period primarily due to a $6.6 million decrease in subscription and licensing revenues, partially offset by $6.1 million increase in other revenues related to a business acquired in 2025 within the Company’s Martech business.
Cybersecurity & Martech‘s operating costs and expenses of $64.1 million during the three months ended September 30, 2026 decreased $13.8 million due primarily to the absence of a goodwill impairment of $17.6 million that was incurred the prior period and a $1.9 million decrease in depreciation and amortization expense, partially offset by a long-lived asset impairment of $8.1 million.
Cybersecurity & Martech‘s operating costs and expenses of $175.5 million during the nine months ended September 30, 2026 decreased $14.5 million primarily due to the absence of a goodwill impairment of $17.6 million that was incurred the prior period and a $5.7 million decrease in depreciation and amortization expense, partially offset by a long-lived asset impairment of $8.1 million.
As a result of these factors, Cybersecurity & Martech’s operating income of $4.1 million during the three months ended September 30, 2026 increased $10.5 million compared to the prior period. Cybersecurity & Martech’s operating income of $31.2 million during the nine months ended September 30, 2026 increased $14.0 million compared to the prior period.
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

Cash and Cash Equivalents
As of September 30, 2026 and December 31, 2025, our cash and cash equivalents were $1,407.7 million and $573.8 million, respectively.
Cash and cash equivalents held within domestic and foreign jurisdictions were as follows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents held in domestic jurisdiction	$1,249,128	$481,021
Cash and cash equivalents held in foreign jurisdiction	158,552	92,756
Cash and cash equivalents	$1,407,680	$573,777
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
As of September 30, 2026 and December 31, 2025, availability under the Credit Agreement was $348.9 million and $348.8 million, respectively, net of letters of credit.
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
As of September 30, 2026, we and our subsidiaries had outstanding $872.3 million in aggregate principal amount of indebtedness. Subsequent to September 30, 2026, the Company paid off the 1.75% Convertible Notes, including $149.1 million principal. As of September 30, 2026, our total future minimum lease payments were $31.0 million of which approximately $6.9 million future minimum lease payments are due in the succeeding twelve months. As of September 30, 2026, our liability for uncertain tax positions was $19.1 million. In the ordinary course of business, the Company enters into commitments including those related to cloud computing, information technology, security, and information and document management. The Company also has revenue sharing arrangements with annual minimum guarantees based upon third-party website advertising metrics and other contractual provisions.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities from continuing and discontinued operations (in thousands):

	Nine months ended September 30,		Change
	2026	2025
Net cash provided by operating activities	$41,817	$215,986	$(174,169)
Net cash provided by (used in) investing activities	$1,034,750	$(116,371)	$1,151,121
Net cash used in financing activities	$(272,746)	$(111,466)	$(161,280)

Operating Activities
Our net cash provided by operating activities resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation, interest payments associated with our debt, and taxes. The $174.2 million decrease in net cash provided by operating activities during the nine months ended September 30, 2026 compared to the prior period was primarily related to the absence of operating results of Connectivity business, which was sold in the second quarter of 2026, and an increase in income tax payments and certain legal and advisory fees driven by the sale. The decrease in net cash provided by operating activities includes the activities of TDS Gift Cards, which had a negative impact of $(98.5) million and $(47.6) million during the nine months of 2026 and the nine months of 2025, respectively.
Investing Activities
The $1,151.1 million increase in net cash provided by investing activities during the nine months ended September 30, 2026 compared to the prior period was primarily related to cash received at closing of the Connectivity sale of $1,134.1 million, net of cash divested.
Financing Activities
The $161.3 million increase in net cash used in financing activities during the nine months ended September 30, 2026 compared to the prior period was primarily related to a larger amount of cash used for share repurchases.
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
A summary of share repurchases under the 2020 Program during the nine months ended September 30, 2026 is as follows (in thousands, except share amounts):

Total number of shares repurchased	Aggregate purchase price (1)	Shares remaining under repurchase authorization as of September 30, 2026
5,514,740	$260,504	5,968,287

(1)Includes the impact of excise taxes.
Cumulatively as of September 30, 2026, 19,031,713 shares have been repurchased under the 2020 Program, at an aggregate cost of $1,015.8 million (including excise tax). These shares were subsequently retired. Refer to Note 11 – Stockholders’ Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and potential borrowings under our credit facility that would bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2026, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of September 30, 2026 and December 31, 2025, we had $1,407.7 million and $573.8 million, respectively, of cash and cash equivalent investments primarily in funds that invest in U.S. treasuries, money market funds, as well as demand deposit accounts with maturities within three months or less. Currently, we do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates. As of September 30, 2026, the carrying value and the fair value of our fixed rate debt was $868.2 million and $836.2 million, respectively. Our fixed rate debt matures as follows: $149.1 million in 2026, $263.1 million in 2028, and $460.0 million in 2030. Interest rates have risen since certain of these sources of financing were obtained. Thus, we may not be able to refinance this fixed rate debt at similar or favorable rates when it matures. Further, our revolving credit agreement bears interest at variable rates. However, during the nine months ended September 30, 2026, we did not need to draw on this revolving credit agreement. If we need to draw on the revolving credit facility in the future, we will be exposed to interest rate changes. Refer to Note 6 — Fair Value Measurements and Note 8 — Debt to the Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results, and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.
Foreign Currency Risk
We conduct business in certain foreign markets, primarily in Canada, the United Kingdom, Australia, the European Union, Denmark, Sweden, and Norway. Our principal exposure to foreign currency risk relates to investment and intercompany debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, the British Pound Sterling, the Australian Dollar, the Euro, the Danish Krone, the Swedish Krona, and the Norwegian Krone. If we are unable to settle our intercompany debts in a timely manner, we will remain exposed to foreign currency fluctuations.
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
During the three months ended September 30, 2026 and 2025, foreign exchange (losses) gains for continuing operations amounted to $(0.1) million and $3.9 million, respectively. During the nine months ended September 30, 2026 and 2025, foreign exchange losses for continuing operations amounted to $(0.1) million and $0.0 million, respectively.
Cumulative foreign translation adjustments included in Other comprehensive (loss) income, net of tax for the three months ended September 30, 2026 and 2025 were $(0.8) million and $(4.4) million, respectively, and for the nine months ended September 30, 2026 and 2025 were $(9.5) million and $25.8 million, respectively.
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
As of September 30, 2026, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Management’s Report on Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which occurred during the quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cumulatively as of September 30, 2026, 19,031,713 shares have been repurchased under the 2020 Program, at an aggregate cost of $1,015.8 million (including excise tax).

The following table details the repurchases that were made under the 2020 Program and those made outside the 2020 Program, on a trade date basis, during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (3)
July 1, 2026 - July 31, 2026	700,567	$51.83	700,567	6,968,587
August 1, 2026 - August 31, 2026	748,610	$54.56	748,610	6,219,977
September 1, 2026 - September 30, 2026	251,690	$54.93	251,690	5,968,287
Total	1,700,867		1,700,867	5,968,287

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

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Insider Trading Arrangements and Policies
On August 12, 2026, Vivek Shah, the Company’s Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 138,948 shares of Ziff Davis, Inc. common stock over a period ending on November 12, 2027, subject to early termination in accordance with the terms of the plan.
Other than the foregoing, during the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

10.2*	Form of Restricted Stock Unit Agreement pursuant to the Ziff Davis, Inc. 2024 Equity Incentive Plan (effective September 14, 2026) (1)
10.3*	Form of Amendment to Ziff Davis, Inc. Restricted Stock Unit Retirement (1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Indicates a management contract or compensatory plan.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIFF DAVIS, INC.
(registrant)

Date:	November 6, 2026	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	November 6, 2026	By:	/s/ BRET RICHTER
Bret Richter
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2026	By:	/s/ LORI TANSLEY
Lori Tansley
Chief Accounting Officer
(Principal Accounting Officer)